Form 10-K
period 1993-12-31
NATIONAL STEEL CORP
filed 1994-03-07
CIK 70578

                                      1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1993

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NUMBER 1-983

                           NATIONAL STEEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     INCORPORATED UNDER THE LAWS OF
         THE STATE OF DELAWARE                         25-0687210
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

 4100 EDISON LAKES PARKWAY, MISHAWAKA,                 46545-3440
                   IN
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 219-273-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                 NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                                   WHICH REGISTERED
               -------------------                               ------------------------
              Class B Common Stock                               New York Stock Exchange
  First Mortgage Bonds, 8 3/8% Series due 2006                   New York Stock Exchange
4 5/8% Convertible Subordinated Debentures due 1994                New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  AT MARCH 3, 1994, THERE WERE 36,361,100 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

  AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES: $208,568,588.

  THE AMOUNT SHOWN IS BASED ON THE CLOSING PRICE OF NATIONAL STEEL CORPORATION'S COMMON STOCK ON THE NEW YORK STOCK EXCHANGE ON MARCH 3, 1994. VOTING STOCK HELD BY OFFICERS AND DIRECTORS IS NOT INCLUDED IN THE COMPUTATION. HOWEVER, NATIONAL STEEL CORPORATION HAS MADE NO DETERMINATION THAT SUCH INDIVIDUALS ARE "AFFILIATES" WITHIN THE MEANING OF RULE 405 UNDER THE SECURITIES ACT OF 1933.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  SELECTED PORTIONS OF THE 1994 PROXY STATEMENT OF NATIONAL STEEL CORPORATION ARE INCORPORATED BY REFERENCE INTO PART III OF THE REPORT ON FORM 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  National Steel Corporation, a Delaware corporation, and its consolidated subsidiaries (the "Company") is the fourth largest integrated steel producer in the United States as measured by production and shipments and is engaged in the production and sale of a wide variety of flat rolled carbon steel products, including hot rolled, cold rolled, galvanized, tin and chrome plated steels. Flat rolled carbon steel products account for approximately 50% of domestic steel industry shipments.

  The Company was formed through the merger of Weirton Steel, Great Lakes Steel and Hanna Iron Ore Company and was incorporated in Delaware on November 7, 1929. The Company built a finishing facility, now the Midwest Division, in 1961 and in 1971 purchased Granite City Steel Corporation, now the Granite City Division. On September 13, 1983, the Company became a wholly-owned subsidiary of National Intergroup, Inc. (collectively, with its subsidiaries, "NII") through a restructuring. On January 11, 1984, the Company sold the principal assets of its Weirton Steel Division and retained certain liabilities related thereto. On August 31, 1984, NKK Corporation (collectively, with its subsidiaries, "NKK") purchased a 50% equity interest in the Company from NII. On June 26, 1990, NKK purchased an additional 20% equity interest in the Company from NII. In April 1993, the Company completed an initial public offering of its Class B Common Stock. In October 1993, NII converted all of its shares of Class A Common Stock to an equal number of shares of Class B Common Stock, resulting in NKK having a 75.6% voting interest in the Company. NII sold substantially all of its shares of Class B Common Stock in the market in January 1994.

STRATEGY

  The Company's mission is to be the most competitive steel company in the United States. The Company's strategy to achieve this goal is based on cooperative partnerships with its customers and employees and a strong alliance with its principal stockholder, NKK. Such cooperative efforts are intended to reduce costs and improve productivity and product quality.

Customer Partnership

  A cooperative partnership with customers requires the Company to differentiate its products through superior quality and service. Management believes it is able to differentiate the Company's products and promote customer loyalty by establishing close relationships through early customer involvement, providing technical services and support and utilizing its Product Application Center and Technical Research Center facilities. To fulfill its customers' needs, the Company has developed and implemented a series of coordinated strategies in marketing, capital investment and research and development.

  Marketing Strategy. The Company's marketing strategy has concentrated on increasing the level of sales of higher value added products to the automotive, metal buildings and container markets. These segments demand high quality products, on-time delivery and effective and efficient customer service. This strategy is designed to increase margins, reduce competitive threats and maintain high capacity utilization rates by shifting the Company's product mix to higher quality products and providing superior customer service.

  Capital Investment Program. Since 1984, the Company has invested approximately $2 billion in capital improvements aimed at upgrading the Company's steelmaking and finishing operations to meet its customers' demanding requirements for higher quality products and to reduce production costs. Major projects include an electrolytic galvanizing line, a continuous caster, a ladle metallurgy station, a vacuum degasser, a complete coke oven battery rebuild and a high speed pickle line, each of which services the Great Lakes Division (located near Detroit, Michigan) and a continuous caster and a ladle metallurgy station each of which services the Granite City Division (located near St. Louis, Missouri). Major improvements at the Midwest Division (located near Chicago, Illinois) include the installation of process control equipment to upgrade its finishing capabilities. Capital investments for each of 1993, 1992 and 1991 were $160.7 million, $283.9 million and $178.2 million, respectively. In early 1991, the Company became the first major integrated U.S. steel producer to continuously cast 100% of its raw steel production.

  To enable the Company to more efficiently meet the needs of its target markets and focus on higher value added products, the Company has entered into two separate joint ventures to build hot dip galvanizing facilities. One joint venture is with NKK and an unrelated third party and has been built to service the automotive industry. The second joint venture is being built to service the construction industry.

  Research and Development. The Company's research and development efforts focus on creating new steel products, developing new production processes to improve the quality and reduce the cost of the Company's existing product lines and providing product and technical support to customers.

  The Company operates a research and development facility near its Great Lakes Division to develop new products, improve existing products and develop more efficient operating procedures to meet the constantly increasing demands of the automotive, container and metal buildings markets. The research center employs approximately 55 chemists, physicists, metallurgists and engineers. In addition, the Company operates a Product Application Center near Detroit dedicated to providing product and technical support to customers. The Product Application Center assists customers with application engineering (selecting optimum metal and manufacturing methods), application technology (evaluating product performance) and technical developments (performing problem solving at plants). The Company spent $9.4 million, $9.5 million and $8.8 million for research and development in 1993, 1992 and 1991, respectively. In addition, the Company participates in various research efforts through the American Iron and Steel Institute ("AISI").

  Since 1984, NKK has provided engineering and technical support to the Company principally by providing the full-time services of approximately 40 engineers, at the Company's expense, to the Company's Divisions. These engineers, as well as engineers and technical support personnel at NKK's facilities in Japan, assist in improving operating practices and developing new manufacturing processes. This support also includes providing input on ways to improve raw steel to finished product yields and preventative maintenance practices on equipment.

Employee Partnership

  Since 1986, the Company has provided substantially all of its employees with employment security and economic incentives, such as profit sharing and productivity gainsharing (an incentive system that provides employees with bonuses tied to improvements in labor productivity), in exchange for more flexible work rules that, among other things, have permitted the Company to significantly reduce the number of job classifications for its represented employees and consequently increased the variety of tasks each employee may be requested to accomplish. These more flexible work rules have contributed to the Company's improved productivity as evidenced by its reduced manhours per net ton shipped, while permitting the Company to reduce employment levels through retirement and attrition.

  Despite the late settlement with the United Steelworkers of America (the "USWA") in the summer of 1993 and the strike by the USWA local which represents former employees of National Steel Pellet Company, a wholly-owned subsidiary of the Company ("NSPC"), management believes that the cooperative labor arrangements described above will continue to contribute to improved productivity at its principal facilities. (See "Employees" below).

Alliance with NKK

  The Company has a strong alliance with its principal stockholder, NKK, the second largest steel company in Japan and the fifth largest in the world as measured by production. Since 1984, the Company has had access to a wide range of NKK's steelmaking, processing and applications technology. In addition, NKK has provided financial assistance to the Company in the form of investments, loans and introductions to Japanese financial institutions and trading companies. While no assurances can be given with respect to the extent of NKK's future financial support beyond existing contractual commitments, NKK has indicated that it presently plans to continue to provide technical support and research and development services of the nature and to the extent currently provided to the Company.

Product Quality

  The Company has focused its efforts on improving product quality through capital investments, research and development, NKK's technical support and employee training. Despite delivery and customer service problems in 1993, the Company has continued to receive numerous quality awards. In 1993, the Company received the prestigious General Motors Mark of Excellence award. Additionally, the Company received a 1993 Best-of-the-Best award from Midway Products, representing an eighteen month period of no rejections for hot rolled, cold rolled and coated products shipped from all three of the Company's principal facilities. The Company also achieved its quality objectives at Toyota and was recognized by Toyota as the only supplier to attain its demanding target levels four times in the last five years. During 1993, the Company's Great Lakes Division developed a bumper coil pickling process which improved surface quality on bumper products. The Granite City Division received supplier excellence awards from Trane Corporation and Accuride Corporation, the largest manufacturer of medium to heavy duty truck wheels in North America. At the Midwest Division, quality recognition included certified supplier awards from Steelcase Corporation, a major manufacturer of office furniture, and John Deere Corporation.

Cost Reduction Programs

  The Company aggressively seeks to continually reduce costs in all facets of its business. Performance based compensation provides an incentive to all employees to focus on key cost and quality measures, such as manhours per ton and prime tons shipped. Facility engineers, who have access to a wide range of NKK process technologies, analyze and implement innovative steelmaking, processing and preventative maintenance methods on an ongoing basis. In addition, the Company works closely with its customers to develop products specifically suited to the needs of such customers through the use of its Product Application Center, thereby reducing engineering costs and minimizing start-up costs for each of the Company and its customers. The Company's customer service system integrates orders, inventory and delivery deadlines at all of the Company's divisions. Finally, the Company aggressively seeks and utilizes employee input with respect to cost cutting measures at all employee levels.

Results of Strategic Initiative

  The Company's strategies of developing customer and employee partnerships, its alliance with NKK, and emphasis on quality improvement and implementing continuous cost reduction programs have resulted in increased productivity and yields, decreased employment levels and higher percentages of steel formed through continuous casting. The table set forth below illustrates these trends for the years 1989 to 1993.

                                         1993    1992    1991    1990    1989
                                         -----  ------  ------  ------  ------
Manhours per net ton shipped(1).........  3.96    4.03    4.27    4.63    4.61
Number of employees (year-end)(2)....... 9,490  10,299  11,176  11,717  12,106
Liquid steel to finished prime product
 yield..................................  79.6%   80.0%   79.6%   76.4%   78.5%
Continuously cast percentage............ 100.0%  100.0%   99.8%   85.4%   88.7%

- --------
(1) Manhours per net ton shipped is calculated as hours worked by all steel employees, which includes employees at the steel divisions, corporate headquarters, the research and development centers and the Product Application Center, divided by net tons shipped, and excludes iron ore and certain other non-steel employee hours worked.
(2) The number of employees was reduced by 579 in 1993 as a result of the temporary idling of NSPC. (See "Employees" below).

CUSTOMERS

  The Company's marketing strategy concentrates on increasing the Company's sales of higher value added products targeted to customers in the automotive, metal buildings and container markets. The Company also markets its products to the pipe and tube and service center industries.

  The Company is a major supplier of hot and cold rolled steel and galvanized coils to the automotive industry, one of the most demanding steel consumers. Car and truck manufacturers require wide sheets of steel, rolled to exact dimensions. In addition, formability and defect-free surfaces are critical. The Company has been able to successfully meet these demands. Its steels have been used in a variety of automotive applications including exposed and unexposed panels, wheels and bumpers.

  The Company believes it is a leading supplier of steel to the domestic metal buildings market. Roof and building panels are the principal applications for galvanized and Galvalume(R) steel in this market. Management believes that demand for Galvalume(R) steel will exhibit strong growth for the next several years partially as a result of a trend away from traditional building products and that the Company is well positioned to profit from this growth as a result of both its position in this market and additional capacity currently under construction.

  The Company produces chrome and tin plated steels to exact tolerances of gauge, shape, surface flatness and cleanliness for the container industry. Tin and chrome plated steels are used to produce a wide variety of food and non-food containers. In recent years, the market for tin and chrome plated steels has been both stable and profitable for the Company.

  The Company also supplies the pipe and tube and service center markets with hot rolled, cold rolled and coated sheet. The Company is a key supplier to transmission pipeline, downhole casing and structural pipe producers. Service centers generally purchase steel coils from the Company and may process them further or sell them directly to third parties without further processing.

  The following table sets forth the percentage of the Company's revenues from various markets for the past five years.

                                              1993   1992   1991   1990   1989
                                              -----  -----  -----  -----  -----
Automotive...................................  28.9%  27.2%  25.8%  26.4%  26.8%
Metal buildings..............................  14.3   12.8   11.2   11.2   11.4
Container....................................  13.3   14.9   15.6   14.8   13.7
Pipe and Tube................................   8.2    9.4    8.0    8.6    8.2
Service Centers..............................  15.5   13.6   10.7   11.5   10.4
All Other....................................  19.8   22.1   28.7   27.5   29.5
                                              -----  -----  -----  -----  -----
                                              100.0% 100.0% 100.0% 100.0% 100.0%
                                              =====  =====  =====  =====  =====

  Shipments to General Motors, the Company's largest customer, accounted for approximately 11%, 12% and 12% of net sales in each of 1993, 1992 and 1991, respectively. There can be no assurance that future net sales to General Motors will equal historical levels. Export sales accounted for approximately .1% of revenue in 1993, .5% in 1992 and 4.5% in 1991. The Company's products are sold through the Company's six sales offices located in Chicago, Detroit, Houston, Kansas City, Pittsburgh and St. Louis. Substantially all of the Company's net revenues are based on orders for short-term delivery. Accordingly, backlog is not meaningful when assessing future results of operations.

OPERATIONS

  The Company operates three principal facilities: two integrated steel plants, the Great Lakes Division in Ecorse and River Rouge, Michigan, near Detroit and the Granite City Division in Granite City, Illinois, near St. Louis and a finishing facility, the Midwest Division in Portage, Indiana, near Chicago. The Company's centralized corporate structure, the close proximity of the Company's principal facilities and the complementary balance of processing equipment shared by them, enable the Company to closely coordinate the operations of these facilities in order to maintain high operating rates throughout its processing facilities and to maximize the return on its capital investments. Generally, the Company's facilities are well maintained, considered adequate and being utilized for their intended purposes.

  The following table details effective steelmaking capacity, actual production, effective capacity utilization and percentage of steel continuously cast for the Company and the domestic steel industry for the years indicated.

                           RAW STEEL PRODUCTION DATA

                                                        EFFECTIVE    PERCENT
                                  EFFECTIVE   ACTUAL    CAPACITY   CONTINUOUSLY
                                  CAPACITY  PRODUCTION UTILIZATION     CAST
                                  --------- ---------- ----------- ------------
                                  (000'S OF NET TONS)      (%)         (%)
THE COMPANY
- -----------
1993.............................    5,550     5,551      100.0       100.0
1992.............................    5,355     5,380      100.5       100.0
1991.............................    5,670     5,247       92.5        99.8
1990.............................    5,876     5,735       97.6        85.4
1989.............................    5,576     5,394       96.7        88.7
DOMESTIC STEEL INDUSTRY*
- ------------------------
1993.............................  109,900    96,077       87.4        85.5
1992.............................  113,100    92,949       82.2        79.3
1991.............................  117,700    87,896       74.7        75.8
1990.............................  116,800    98,906       84.7        66.6
1989.............................  115,900    97,943       84.5        64.8

- --------
  *Information as reported by the AISI. The 1993 industry information is estimated by the AISI.

  The Company's effective capacity varies annually due to planned blast furnace outages for maintenance purposes. Effective capacity utilization fell to 92.5% in 1991 due, in part, to an unusually high level of inventory carried forward from 1990, along with scheduled maintenance outages at major finishing units and a low demand for steel products during the first half of the year.

RAW MATERIALS

  Iron ore. The metallic iron requirements of the Company are supplied primarily from iron ore pellets that are produced from a concentration of low-grade ores. The Company formerly purchased a significant portion of its iron ore pellet requirements from NSPC. However, as a result of the temporary idling of NSPC, the Company has secured its pellet requirements from outside sources. The Company currently has entered into agreements that will satisfy its iron ore pellet requirements through 1994. It is management's intention to secure long-term contracts for the purchase of iron ore pellets for a period of one to three years. (See "Employees" below).

  Coal. In 1992, the Company decided to exit the coal business. At that time, the Company owned underground coal properties in Pennsylvania, Kentucky and West Virginia as well as undeveloped coal reserves in Pennsylvania and West Virginia. During 1993, the Pennsylvania and Kentucky properties were sold except for the coal reserves which were leased on a long term basis. Negotiations are in process for the sale of the West Virginia properties. While the undeveloped coal reserves are for sale there are no interested parties at the present time. The remaining coal assets totaling $42.7 million are included in the assets of the Company and constitute less than 2% of the Company's total assets. Adequate supplies of coal are readily available at competitive market prices.

  Coke. The Company operates two efficient coke oven batteries servicing the Granite City Division and the newly rebuilt No. 5 coke oven battery at the Great Lakes Division. The No. 5 coke battery enhances the quality and stability of the Company's coke supply, and incorporates state-of-the-art technology while meeting the requirements of the Clean Air Act. With the No. 5 coke battery rebuild, the Company has significantly improved its self-sufficiency and can supply approximately 60% of its annual coke requirements. The remaining coke requirements are met through competitive market purchases.

  Limestone. The Company, through an affiliated company, has limestone reserves of approximately 80 million gross tons located in Michigan. During the last five years, approximately 59% of the Company's average annual consumption of limestone was derived from these reserves. The Company's remaining limestone requirements were purchased.

  Scrap and Other Materials. Supplies of steel scrap, tin, zinc, and other alloying and coating materials are readily available at competitive market prices.

COMPETITION

  The Company is in direct competition with domestic and foreign flat rolled carbon steel producers and producers of plastics, aluminum and other materials which can be used in place of flat rolled carbon steel in manufactured products. Price, service and quality are the primary types of competition experienced by the Company. The Company believes it is able to differentiate its products from those of its competitors by, among other things, providing technical services and support and utilizing its Product Application Center and Technical Research Center facilities and by its focus on improving product quality through, among other things, capital investment and research and development, as described above.

  Imports. Domestic steel producers face significant competition from foreign producers and have been adversely affected by unfairly traded imports. Imports of finished steel products accounted for approximately 14% of the domestic market in 1993 and approximately 16% of the domestic market in 1992 and 1991. Many foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

  In 1992, the Company and eleven other domestic steel producers filed unfair trade cases with the Commerce Department and the International Trade Commission (the "ITC") against foreign steel producers covering imports of flat rolled carbon steel products. In June 1993, the Commerce Department imposed final antidumping and subsidy margins averaging 37% for all products under review. In July 1993, the ITC made final determinations that material injury had occurred in cases representing an estimated 51% of the dollar value and 42% of the volume of all flat rolled carbon steel imports under investigation. In the four product categories, injury was found in cases relating to 97% of the volume of plate steel, 92% of the volume of higher value-added corrosion resistant steel and 36% of the volume of cold rolled steel. No injury was found with respect to hot rolled steel products. Approximately 30% of the Company's 1993 shipments consisted of corrosion resistant steel, 14% consisted of cold rolled steel and less than 1% consisted of plate steel. Approximately 45% of the Company's 1993 shipments consisted of hot rolled steel. Imports of products not covered by affirmative ITC injury determinations may increase as a result of the ITC determinations, which may have an adverse effect on the Company's shipments of these products and the prices it realizes for such products. The Company and the other domestic producers who filed these cases have appealed the negative decisions of the ITC and are defending appeals brought by foreign producers involving decisions favorable to domestic producers. These appeals are proceeding before the Court of International Trade in New York and, in the case of Canada, before Binational Dispute Panels under the U.S.-Canada Free Trade Agreement and decisions are not expected before the second half of 1994. Future increases in other steel imports are also possible, particularly if the value of the dollar should rise in relation to foreign currencies or if legislation implementing the recently concluded GATT Uruguay Round agreements is enacted in a form which substantially weakens United States trade laws.

  Reorganized/Reconstituted Mills. The intensely competitive conditions within the domestic steel industry have been exacerbated by the continued operation, modernization and upgrading of marginal steel production facilities through bankruptcy reorganization procedures, thereby perpetuating overcapacity in certain industry product lines. Overcapacity is also caused by the continued operation of marginal steel production facilities that have been sold by integrated steel producers to new owners, who operate such facilities with a lower cost structure.

  Mini-mills. Domestic integrated producers, such as the Company, have lost market share in recent years to domestic mini-mills. Mini-mills provide significant competition in certain product lines, including hot rolled and cold rolled sheets, which represented, in the aggregate, approximately 60% of the Company's shipments in 1993. Mini-mills are relatively efficient, low-cost producers which produce steel from scrap in electric furnaces, have lower employment and environmental costs and target regional markets. Thin slab casting technologies have allowed mini-mills to enter certain sheet markets which have traditionally been supplied by integrated producers. One mini-mill has constructed two such plants and announced its intention to start a third in a joint venture with another steel producer. Certain companies have announced plans for, or have indicated that they are currently considering, additional mini-mill plants for sheet products in the United States.

  Steel Substitutes. In the case of many steel products, there is substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete. Conversely, the Company and certain other manufacturers of steel products have begun to compete in recent years in markets not traditionally served by steel producers.

PATENTS AND TRADEMARKS

  The Company has the patents and licenses necessary for the operation of its business as now conducted. The Company does not consider its patents and trademarks to be material to the business of the Company.

EMPLOYEES

  As of December 31, 1993, the Company employed 9,490 people. Approximately 7,300 (77%) of the Company's employees are represented by the USWA. Except as described below, the Company believes that its relationships with its collective bargaining units are good.

  On August 27, 1993, a new six year cooperative labor agreement (the "1993 Settlement Agreement") between the Company and the USWA was ratified by USWA members at the Company's three steel divisions and corporate headquarters. The new agreement, effective August 1, 1993 through July 31, 1999, protects the Company and the USWA from a strike or lockout for the duration of the agreement. Either the Company or the USWA may reopen negotiations after three years, except with respect to pensions and certain other matters, with any unresolved issues subject to binding arbitration. Under the 1993 Settlement Agreement, represented employees will receive improved pension benefits, bonuses to be paid over the term of the agreement, a $.50 per hour wage increase effective in August 1995, and an additional paid holiday for the years 1994, 1995 and 1996. The 1993 Settlement Agreement provides for the establishment of a Voluntary Employee Benefits Association trust (the "VEBA Trust") to which the Company has agreed to contribute a minimum of $10 million annually and, under certain circumstances, additional amounts calculated as set forth in the 1993 Settlement Agreement. The Company has granted to the VEBA a second mortgage on the No. 5 coke oven battery at the Great Lakes Division. The 1993 Settlement Agreement also provides for opportunities to reduce health care costs and for flexible work practices and opportunities to reduce manning levels through attrition. In addition, the 1993 Settlement Agreement grants the USWA the right to nominate a candidate, subject to the approval of the Company's Board of Directors and stockholders, for a seat on the Company's Board of Directors.

  NSPC has been idled since August 1, 1993, initially as a result of a labor dispute with the USWA upon expiration of the former labor contract on July 31, 1993. However, NSPC remains temporarily idled because the Company has obtained contracts to purchase pellets at a lower cost than NSPC's production costs. The USWA has filed 19 unfair labor practice charges with the National Labor Relations Board (the "NLRB") regarding the NSPC dispute. The USWA's charges include allegations that NSPC failed to bargain in good faith. NSPC has responded to these charges and has denied any unfair labor practices. If the NLRB finds against NSPC, it could issue an order requiring NSPC to pay back pay and front pay until the labor practices are corrected or to cease and desist unfair labor practices and bargain in good faith.

ENVIRONMENTAL MATTERS

  The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. The Company believes that it is in substantial compliance with such laws and regulations. The Company currently estimates that it will incur capital expenditures in connection with matters relating to environmental control of approximately $9.1 million and $8.0 million for 1994 and 1995, respectively. In addition, the Company expects to record expenses for environmental compliance, including depreciation, of approximately $70 million and $73 million for 1994 and 1995, respectively. Since environmental laws and regulations are becoming increasingly stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. The costs for environmental compliance may also place the Company at a competitive disadvantage with respect to foreign steel producers, as well as manufacturers of steel substitutes, that are subject to less stringent environmental requirements.

  In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on air emissions. The Clean Air Act amendments will directly affect the operations of many of the Company's facilities, including its coke ovens. Under such amendments, coke ovens generally will be required to comply with progressively more stringent standards over the next thirty years. The Company believes that the costs for complying with the Clean Air Act amendments will not have a material adverse effect on the Company's financial condition.

  In 1990, the United States Environmental Protection Agency (the "EPA") released a proposed rule which establishes standards for the implementation of a corrective action program under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). The corrective action program requires facilities that are operating under a permit, or are seeking a permit, to treat, store or dispose of hazardous wastes to investigate and remediate environmental contamination. Currently, the Company is conducting an investigation at its Midwest Division facility. The Company estimates that the potential capital costs for implementing corrective actions at such facility will be approximately $8 million payable over the next several years. At the present time, the Company's other facilities are not subject to corrective action.

  Since 1989, the EPA and the eight Great Lakes states have been developing the Great Lakes Initiative, which will impose standards that are even more stringent than the best available technology standards currently being enforced. As required under section 118 of the Clean Water Act, as amended, which is intended to codify the efforts of the EPA and such states under the Great Lakes Initiative, on April 16, 1993, the EPA published the proposed "Water Quality Guidance for the Great Lakes System" (the "Guidance Document"). Once finalized, the Guidance Document will establish minimum water quality standards and other pollution control policies and procedures for waters within the Great Lakes System. The EPA intends to publish the final Guidance Document by October 1995. Preliminary studies conducted by the AISI prior to publication of the proposed Guidance Document estimate that the potential capital cost for a fully integrated steel mill to comply with draft standards under the Great Lakes Initiative can range from approximately $50 million to $175 million and the potential annual operating and maintenance cost will be approximately 15% of the estimated capital cost. Until the Guidance Document is finalized, the Company is unable to determine whether such estimates are accurate and whether the Company's actual costs for compliance will be comparable. Although the Company believes only the Great Lakes Division would be required to incur significant costs for compliance, there can be no assurances that such compliance will not have a material adverse effect on the Company's financial condition.

  The Company has recorded the reclamation and other costs to restore its coal and iron ore mines at its shutdown locations to their original and natural state, as required by various federal and state mining statutes. Additionally, in October 1993, NSPC announced its intention to temporarily idle the iron ore mining and pelletizing operations conducted at the facility. A final decision to permanently shut down these operations would result in additional charges.

ITEM 2. PROPERTIES

The Granite City Division

  The Granite City Division, located in Granite City, Illinois, has an annual effective steelmaking capacity of 2.3 million tons. With the start-up of a second continuous caster in early 1991, all steel at this Division is now produced by continuous casting. The Granite City Division also uses ladle metallurgy to refine the steel chemistry to enable it to meet the exacting specifications of its customers. The Division's ironmaking facilities consist of two coke batteries and two blast furnaces. Finishing facilities include an 80 inch hot strip mill, a continuous pickler and two hot dip galvanizing lines. The Granite City Division ships approximately 20% of its total production to the Midwest Division for finishing. Principal products of the Granite City Division include hot rolled, cold rolled, hot dipped galvanized, grain bin and high strength, low alloy steels.

  The Granite City Division is located on 1,540 acres and employs approximately 3,150 people. The Division's proximity to the Mississippi River and other interstate transit systems, both rail and highway, provides easy accessibility for receiving raw materials and supplying finished steel products to customers.

The Great Lakes Division

  The Great Lakes Division, located in Ecorse and River Rouge, Michigan, is an integrated facility engaged in steelmaking primarily for use in the automotive market with an annual effective steelmaking capacity of 3.2 million tons. With the start-up of a second continuous caster in late 1987, all steel at this Division is now produced by continuous casting. The Division's ironmaking facilities consist of a recent 85-oven coke battery rebuild and three blast furnaces. The Division also operates steelmaking facilities consisting of a vacuum degasser and a ladle metallurgy station. Finishing facilities include a hot strip mill, a skinpass mill, a shear line, two existing pickling lines, a new high speed pickle line, a tandem mill, a batch annealing station, two temper mills and two customer service lines, and an electrolytic galvanizing line. The Great Lakes Division ships approximately 40% of its production to the Midwest Division for finishing. Principal products of the Great Lakes Division include hot rolled, cold rolled, electrolytic galvanized, and high strength, low alloy steels.

  The Great Lakes Division is located on 1,100 acres and employs approximately 4,150 people. The Division is strategically located with easy access to lake, rail and highway transit systems for receiving raw materials and supplying finished steel products to customers.

The Midwest Division

  The Midwest Division, located in Portage, Indiana, finishes hot rolled bands produced at the Granite City and Great Lakes Divisions primarily for use in the automotive, metal buildings and container markets. The Division's facilities include a continuous pickling line, two cold reduction mills and two continuous galvanizing lines, a 48 inch wide line which can produce galvanized or Galvalume(R) steel products and which services the metal buildings markets, and a 72 inch wide line which services the automotive market; finishing facilities for cold rolled products consisting of a batch annealing station, a sheet temper mill and a continuous stretcher leveling line; and an electrolytic cleaning line, a continuous annealing line, two tin temper mills, two tin recoil lines, an electrolytic tinning line and a chrome line which services the container markets. Principal products of the Midwest Division include tin mill products, hot dipped galvanized and Galvalume(R) steel, cold rolled, and electrical lamination steels.

  The Midwest Division is located on 1,100 acres in Portage, Indiana and employs approximately 1,400 people. Its location provides excellent access to rail, water and highway transit systems for receiving raw materials and supplying finished steel products to customers.

DNN Galvanizing Limited Partnership

  As part of its strategy to focus its marketing efforts on high quality steels for the automotive industry, the Company has entered into an agreement with NKK and an unrelated third party to build and operate the DNN Galvanizing Limited Partnership ("DNN"), a 400,000 ton per year, hot dip galvanizing facility in Windsor, Ontario, Canada. This facility incorporates state-of-the-art technology to galvanize steel for critically exposed automotive applications. The facility is modeled after NKK's Fukuyama Works Galvanizing Line that has provided high quality galvanized steel to the Japanese automotive industry for several years. The Company is committed to utilize 50% of the available line time of the facility and pay a tolling fee designed to cover fixed and variable costs with respect to 50% of the available line time, whether or not such line time is utilized. The plant began production in January 1993 and is currently operating at full capacity. The Company's steel substrate requirements are provided to DNN by the Great Lakes Division.

  In 1993, the ITC issued a final affirmative injury determination that certain galvanized steel products from Canada are being sold in the United States at less than fair value. Accordingly, certain types of galvanized steel, approximating 15% of the steel galvanized for the Company by DNN and shipped to the United States, are subject to an anti-dumping duty order and to cash deposits of 10.89%. The anti-dumping duty currently applies to the entire entered value of the affected types of products. The Company is currently appealing the ITC determination. If successful, such appeal would result in the duty deposit requirement applying only to the added value of the Canadian processing with respect to such product types, which the Company estimates to account for approximately 30% of the total value of such product types of the finished product. The other 70% of the value with respect to such product types results from U.S. production. The Company also intends to seek a refund of the entire anti-dumping duty upon administrative review, which will occur more than one year in the future. The Company does not believe that the costs that may be imposed on the Company as a result of this ITC determination will have a material adverse effect on the Company's financial condition.

Double G Coatings, L.P.

  To continue to meet the needs of the growing metal buildings market, the Company and an unrelated third party formed a joint venture to build and operate Double G Coatings, L.P. ("Double G"), a 270,000 ton per year hot dip galvanizing and Galvalume(R) steel plant near Jackson, Mississippi. The plant will be capable of coating 48 inch wide steel coils with zinc to produce a product known as galvanized steel and a zinc/aluminum coating to produce a product known as Galvalume(R) steel. Double G will primarily serve the metal buildings segment of the construction market in the south central United States. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line time at the facility. The joint venture plant is scheduled to begin production in the second quarter of 1994 and is expected to operate at full capacity in 1995. The Company's steel substrate requirements will be provided to Double G by the Great Lakes and Midwest Divisions.

ProCoil Corporation

  ProCoil Corporation ("ProCoil"), a joint venture among the Company, Marubeni Corporation, Mitsubishi Corporation and NKK, located in Canton, Michigan, operates a steel processing facility which began operations in 1988 and a warehousing facility which began operations in 1992. Each of the Company and Marubeni Corporation owns a 44% equity interest in ProCoil. ProCoil blanks, slits and cuts steel coils to desired lengths to service automotive market customers. In addition, ProCoil warehouses material to assist the Company in providing just-in-time delivery to customers.

OTHER PROPERTIES

  Generally, the Company's properties are well maintained, considered adequate and being utilized for their intended purposes. The Company's corporate headquarters is located in Mishawaka, Indiana.

  Except as stated below, the steel production facilities are owned in fee by the Company. A continuous caster and related ladle metallurgy facility and an electrolytic galvanizing line, which each service the Great Lakes Division, and a coke battery, which services the Granite City Division, are operated pursuant to the terms of operating leases with third parties and are not subject to a lien under the Company's First Mortgage Bonds. The electrolytic galvanizing lease, the coke battery lease and the continuous caster and related metallurgy facility lease are scheduled to expire in 2001, 2004 and 2008, respectively. Upon expiration, the Company has the option to extend the respective lease or purchase the facility at fair market value.

  All land (excluding certain unimproved land), buildings and equipment (excluding, generally, mobile equipment) that are owned in fee by the Company at the Great Lakes Division, Granite City Division and Midwest Division are subject to a lien under the First Mortgage Bonds, with certain exceptions, including a vacuum degasser and a pickle line which service the Great Lakes Division, a continuous caster which services the Granite City Division and the corporate headquarters in Mishawaka, Indiana. Additionally, the Company has granted to the VEBA a second mortgage on the No. 5 coke oven battery at the Great Lakes Division.

ITEM 3. LEGAL PROCEEDINGS

  In addition to the matters specifically discussed below, the Company is involved in various legal proceedings occurring in the normal course of its business. In the opinion of the Company's management, adequate provision has been made for losses which are likely to result from these actions. To the extent that such reserves prove to be inadequate, the Company would incur a charge to earnings, which could have a material adverse effect on the Company's results of operations for the applicable period. The outcome of these proceedings, however, is not expected to have a material adverse effect on the financial condition of the Company. For a description of certain environmental matters involving the Company, see "Environmental Matters" below.

Baker's Port, Inc. v. National Steel Corporation

  On July 1, 1988, Baker's Port, Inc. ("BPI") and Baker Marine Corporation ("BMC") filed a lawsuit in the District Court for San Patricio County, Texas against the Company, two of its subsidiaries, NS Land Company ("NS Land") and Natland Corporation ("Natland"), and several other defendants, alleging breach of their general warranty of title, violation of the Texas Deceptive Trade Practice Act (the "DTPA") and fraud, in connection with the sale by Natland to BPI in 1981 of approximately 3,000 acres of land near Corpus Christi, Texas. Approximately $24.7 million of the purchase price was in the form of a note (the "Note") secured by a Deed of Trust (mortgage) and BMC's guarantee. BPI and BMC sought actual damages in excess of $55 million, or, alternatively, rescission of the sale, and exemplary damages in excess of $155 million, as well as treble damages under the DTPA. Natland counterclaimed for the amount defaulted on by BPI under the Note, approximately $13.3 million in principal and $10.8 million in interest at December 31, 1993, all of which has been reserved by the Company. The State of Texas also claimed the rights to certain riparian lands. On September 7, 1990, after trial, a judgment was entered, holding, among other things, (i) that the affirmative claims of BPI and BMC were barred, except as set forth in (iii) below, (ii) that recovery by Natland on the Note was barred, (iii) that BPI was entitled to approximately $.4 million plus pre-judgment interest thereon in the sum of approximately $.5 million, plus post-judgment interest thereon and (iv) that Natland's Deed of Trust lien on the property was fully released and discharged. On June 30, 1993, the Court of Appeals issued an opinion generally in favor of the Company and its subsidiaries. The Court of Appeals affirmed in part and reversed and remanded in part the judgment of the trial court. Specifically, the Court of Appeals (i) affirmed the dismissal by the trial court of the title claims brought by the State of Texas, (ii) reversed the finding by the trial court of $22 million of damages for fraud, which was applied to offset the amount then owing of approximately $19 million on the Note from BPI to Natland, (iii) reversed the trial court's award of approximately $.4 million plus pre-judgment interest thereon in the amount of approximately $.5 million plus post-judgment interest and (iv) remanded the case for a new trial on one remaining title claim. All parties have filed appeals and are awaiting a decision by the Texas Supreme Court as to whether or not it will hear the appeals. Until all appellate rights available to the parties have been exhausted, counsel is unable to predict the likelihood of a successful outcome. However, should the Court of Appeals' ruling be upheld, the case will be remanded for a new trial on limited issues which may favor the possibility of a successful outcome by Natland, NS Land and the Company. The Company has reserved $.9 million in its financial statements in connection with the matter and as a result of the trial court's decision, and the Note has been fully reserved on the Company's books.

Detroit Coke Corporation v. NKK Chemical USA, Inc.

  On October 4, 1991, Detroit Coke Corporation ("Detroit Coke") filed a lawsuit against NKK Chemical USA, Inc. ("NKK Chemical") and the Company in the United States District Court for the Eastern District of Michigan, Southern Division, alleging damages in excess of $160 million arising under coal and coke purchase and sale agreements among the parties and a subsidiary of the Company. Detroit Coke alleges that the defendants supplied it with defective coal and coal blends, which caused damage to its coke making facility and environmental problems, thereby forcing the shutdown of its facility. On July 2, 1992, the action was transferred to the United States District Court for the Western District of Pennsylvania. In October 1992,

Detroit Coke added a new defendant, Trans-Tech Corporation, and claimed an additional $1.4 million allegedly due for coke and coke oven gas sales. While the Company has denied all the allegations of Detroit Coke and is defending this action, because the allegations have not yet been fully investigated, it is not possible at this stage of the litigation to make an assessment of the outcome of this case.

Donner-Hanna Coke Joint Venture

  Hanna Furnace Corporation ("Hanna"), a wholly-owned subsidiary of the Company, was a 50% participant, along with LTV Steel Company, Inc. ("LTV"), in the Donner-Hanna Coke Joint Venture ("Donner-Hanna") which ceased its coke making operations in 1982. LTV filed a petition in July 1986 with the United States Bankruptcy Court for the Southern District of New York for relief under Chapter 11 of the Bankruptcy Code, and, with the approval of the Bankruptcy Court, rejected the Donner-Hanna-Coke Joint Venture Agreement. As a result of LTV's actions, Donner-Hanna has failed to make its annual minimum pension contributions to the trustee of its salaried and hourly pension plans (the "Plans") for each of the plan years 1985 through 1992 in the aggregate amount of approximately $7.2 million. The Company estimates the 1993 minimum contribution to be $.7 million, which also has not been made. The Company has fully reserved for these amounts at December 31, 1993. The total unfunded liability of the Plans was determined to be $15.5 million on May 20, 1993, for purposes of settling Hanna's bankruptcy claim against LTV. Since July 1991, the Pension Benefit Guaranty Corporation (the "PBGC") has funded the monthly pension benefits under the hourly pension plan. On August 13, 1993, the Internal Revenue Service assessed Hanna, as a general partner of Donner-Hanna, approximately $2.7 million for excise taxes (including interest through August 31, 1993) and penalties for plan years 1985 through 1991 arising from the failure to meet minimum funding standards for the Plans. In November 1993, Hanna contributed approximately $1.2 million to the salaried plan, representing proceeds from the sale of LTV stock received for Hanna's claim in the LTV bankruptcy proceeding. On December 30, 1993, the Pension Benefit Guarantee Corporation ("PBGC") notified Hanna and the Pension Committee for the Plans that the PBGC was terminating the hourly plan retroactive to July 1, 1991, and was terminating the salaried plan as of December 31, 1993. The PBGC has submitted a proposed Termination Agreement which is currently under review. The PBGC has indicated that it may seek to hold the Company liable for the unfunded liability of the Plans. Although the Company believes that under applicable law Hanna is solely liable and the Company has valid defenses to any such action by the PBGC, the Company is unable to predict with certainty the final outcome of any such action by the PBGC.

  Management believes that the final disposition of the Baker's Port, Detroit Coke and Donner-Hanna Coke matters will not have a material adverse effect on the Company's financial condition.

ENVIRONMENTAL MATTERS

  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. Currently, an inactive site located at the Great Lakes Division facility is listed on the Michigan Environmental Response Act Site List, but remediation activity has not been required by the Michigan Department of Natural Resources ("MDNR"). In addition, the Company and certain of its subsidiaries are involved as a potentially responsible party ("PRP") at a number of off-site CERCLA or state superfund site proceedings. At several of these sites, any remediation costs incurred by the Company would constitute Weirton liabilities for which NII is required to indemnify the Company or other environmental liabilities for which NII has agreed to indemnify the Company. The more significant of these matters are described below.

  Ilada Energy Company Site. The Company and certain other PRPs have performed a removal action pursuant to an order issued by the EPA under Section 106 of CERCLA at this waste oil/solvent reclamation site located in East Cape Girardeau, Illinois. The Company received a special notice of liability with respect to this site on December 21, 1988. The Company believes that there are approximately sixty-three PRPs identified at such site. Pursuant to an Administrative Order of Consent ("AOC"), the Company and other PRPs are currently performing a remedial investigation and feasibility study at such site to determine whether the residual levels of contamination of soil and groundwater remaining after the removal action pose any threat to either human health or the environment and therefore whether or not the site will require further remediation. During the remedial investigation and feasibility study, a floating layer of material, which the Company believes to be aviation fuel, was discovered above the groundwater. The Company does not know the extent of this contamination. Furthermore, the Company believes that this material is not considered to be a hazardous substance as defined under CERCLA. As a result, the Company is unable to estimate its potential liability. To date, the Company has paid approximately $2 million for work and oversight costs.

  Buck Mine Complex. This is a proceeding involving a large site, called the Buck Mine Complex, two discrete portions of which were formerly owned or operated by a subsidiary of the Company. This subsidiary was subsequently merged into the Company. The Company received a notice of potential liability from the MDNR with respect to this site on June 24, 1992. The Company's subsidiary had conducted mining operations at only one of these two parcels and had leased the other parcel to a mining company for numerous years. The MDNR alleges that this site discharged and continues to discharge heavy metals into the environment, including the Iron River. Because the Company and approximately eight other PRPs have declined to undertake a remedial investigation and feasibility study, the MDNR has advised the Company that it will undertake the investigation at this site and charge the costs thereof to those parties ultimately held responsible for the cleanup. The MDNR has orally advised the Company that the cost of the remedial investigation and feasibility study and the remediation at this site will be approximately $250,000, which cost will be allocated among the parties ultimately held responsible. The Company does not have complete information regarding the relationship of the other PRPs to the site and consequently, the Company is unable to estimate its potential liability, if any, in connection with this site.

  Port of Monroe Site. In February 1992, the Company received a notice of potential liability from the MDNR as a generator of waste materials at this landfill. The Company believes that there are approximately eighty other PRPs identified at this site. The Company's records indicate that it sent some material to the landfill. It is the Company's understanding that the remedial investigation and feasibility study for this site is presently being conducted. The Company does not yet have sufficient information regarding the nature and extent of contamination at such site and the nature and extent of the wastes that the other PRPs have sent to the site to estimate its potential liability, if any, in connection with the site.

  Hamtramck Site. In January 1993, the City of Hamtramck filed a complaint against the Sherwin-Williams Company and six other defendants seeking contribution of costs incurred in connection with the remediation of certain property located in Hamtramck, Michigan. In February 1993, the Sherwin-Williams Company filed a third party complaint against the Company and seven other third party defendants seeking contribution in connection with the site. The complaint alleges that the Company's Great Lakes Division engaged a third party waste oil hauler and processor that operated a tank farm at the site, to haul and/or treat some of the Division's waste oil. The Company entered into an agreement with the City of Hamtramck in 1983 pursuant to which the Company, without admitting liability, contributed to the funding of the cleanup of the tank farm, in return for which the City agreed to indemnify the Company for any releases. The Company has notified the City of this proceeding, and the City has agreed to defend and indemnify the Company in this matter. The Company is not aware of how many other parties are involved in this proceeding, and what, if any, potential liability the Company may have. However, the Company believes that whatever liability it may ultimately be assessed will be paid for by the City of Hamtramck.

  Martha C. Rose Chemicals Superfund Site. This proceeding involves a former PCB storage, processing and treatment facility located in Holden, Missouri. The Company received an initial request for information with respect to this site on December 2, 1986. The Company believes that there are over 700 PRPs identified at this site. The Company believes that it sent only one empty PCB transformer there. In July 1988, the Company entered into a Consent Party Agreement with the other PRPs and paid $48,134 in connection with the remediation of such site. A record of decision selecting the final remedial action and an order pursuant to Section 106 of CERCLA requiring certain PRPs, not including the Company, to implement the final remedy have been issued by the EPA. To date, the PRP steering committee has raised approximately $35 million to pay for past removal actions, the remedial investigation and feasibility study and the final remedial action. While there can be no assurances, the Company believes that this amount is sufficient to cover such costs. However, if such costs were to exceed $35 million, the Company does not expect that additional payments required by it would be significant.

  Springfield Township Site. This is a proceeding involving a disposal site located in Springfield Township, Davisburg, Michigan in which approximately twenty-two PRPs have been identified. The Company received a general notice of liability with respect to this site on January 23, 1990. The Company and eleven other PRPs have entered into AOCs with the EPA for the performance of partial removal actions at such site and reimbursement of past response costs to the EPA. The Company's share of costs under the AOCs was $48,000. The PRPs are currently negotiating with the EPA regarding the final remedial action at such site. The EPA and the PRP steering committee have estimated that the cost to implement the final remedy is approximately $33 million and $20 million, respectively, depending upon the final remedy. The Company is currently negotiating with the other PRPs with respect to its share of such cost and has offered to pay $175,000 in connection with the final remedy. On November 10, 1993, the EPA issued a unilateral order pursuant to Section 106 of CERCLA requiring the PRP steering committee to implement the groundwater portion of the final remedy. The members of the PRP steering committee have entered into an agreement among themselves for the implementation of the groundwater portion of the final remedy. Subject to a final determination by the EPA as to what must be included in the groundwater portion of the final remedy, a preliminary estimate by the PRP steering committee of the cost of such work is approximately $300,000. Additionally, in response to a demand letter from the MDNR, the PRP steering committee and the MDNR have negotiated a preliminary agreement pursuant to which MDNR will be reimbursed approximately $700,000 for its past response costs. The Company has recorded its estimated liability for this matter.

  Rasmussen Site. The Company and nine other PRPs have entered into a Consent Decree with the EPA in connection with this disposal site located in Livingston, Michigan. The Company received a general notice of liability with respect to this site on September 27, 1988. The Company believes that there are approximately twenty-three PRPs at this site. A record of decision selecting the final remedial action for this site was issued by the EPA in March 1991. The PRP steering committee has estimated that remediation costs are approximately $18.5 million. Pursuant to a participation agreement among the PRPs, the Company's share of such costs is approximately $420,000, of which approximately $327,000 has been accrued by the Company and remains to be paid.

  Berlin and Farro Liquid Incineration Site. The Company has been identified as a generator of small amounts of hazardous materials allegedly deposited at this industrial waste facility located in Swartz Creek, Michigan. The Company received an initial request for information with respect to this site on September 19, 1983. The Company believes that there are approximately 125 PRPs at this site. A record of decision selecting the final remedial action for this site was issued by the EPA in September 1991. The EPA and the PRP steering committee have estimated that the cost of the selected remedy is approximately $8 million and $10.5 million, respectively. A third-party complaint has been filed against the Company by three PRPs for recovery of the EPA's past and future response costs. The Company has entered into a consent decree with the EPA which was lodged with the court on February 25, 1994. Pursuant to such consent decree the Company's share of liability will be approximately $105,000. In addition, the terms of the proposed consent decree provide that settling defendants who are plaintiffs in the above-referenced cost recovery action will execute and file a dismissal with prejudice as to their claims against the de minimis settling defendants, including the Company. In addition, the MDNR has demanded that the Company reimburse the state for its past response costs incurred at this site. In July 1993, the MDNR offered and the Company accepted a "de minimis" buyout settlement of the state's claims for approximately $1,500. The Company has recorded its estimated liability for this matter.

NII Sites.

  Remediation costs incurred by the Company at the following sites constitute Weirton Liabilities or other environmental liabilities for which NII has agreed to indemnify the Company: the Swissvale Site, Swissvale, Pennsylvania; Buckeye Site, Bridgeport, Ohio; Lowry Landfill, Aurora, Colorado; and Weirton Steel Corporation Site, Weirton, West Virginia. The Company was notified of potential liability with respect to each of these sites as follows: the Swissvale Site-- February 1985; Buckeye Site--September 1991; Lowry Landfill--December 1990; and Weirton Steel Corporation Site--January 1993. In accordance with the terms of an agreement between the Company and NII, in January 1994, NII paid the Company $10 million as an unrestricted prepayment for environmental obligations which may arise after such prepayment and for which NII has previously agreed to indemnify the Company. Since NII retains responsibility to indemnify the Company for any remaining environmental liabilities arising before such prepayment or arising after such prepayment and in excess of $10 million, these environmental liabilities are not expected to have a material adverse effect on the Company's liquidity. However, the failure of NII to satisfy any such indemnity obligations could have a material adverse effect on the Company's liquidity.

  The Company, Earth Sciences, Inc. and Southwire Company are general partners in the Alumet Partnership ("Alumet"), which has been identified by the EPA as one of approximately 260 PRPs at the Lowry Landfill Superfund Site. In the August 1993 proposed plan, the EPA has estimated the overall discounted costs for implementing the selected remedial action to be approximately $98 million. Based on information received by the Company, it appears that Alumet may have contributed approximately 3.8% of the overall volume of industrial materials sent to this site. Alumet has presented information to the EPA in support of its position that the material it sent to this site is not a hazardous substance. To date, however, the EPA has rejected this position, and on November 15, 1993, Alumet received a demand letter from the EPA requesting approximately $15.3 million for its past response costs incurred as of the date of the letter. The Company believes that the same demand letter was sent to all PRPs that sent over 300,000 gallons of waste to the site. The Company does not have sufficient information to estimate its portion of any liability resulting from the $15.3 million demand. The owners and operators of the Lowry Landfill-- the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc.--are performing the remediation activities at the site. The City and County of Denver (the "Plaintiffs") in December 1991 filed a complaint against 40 of the PRPs seeking reimbursement for past and future response costs incurred by the Plaintiffs at the Lowry Landfill site. Subsequently, the Plaintiffs reached a confidential settlement agreement with Earth Sciences, Inc. and unsuccessfully attempted to add Alumet as a third-party defendant. In June 1993, Alumet received a settlement demand from the owners and operators of the Lowry Landfill for response costs associated with Alumet's wastes that were not covered by the earlier confidential settlement agreement. The Company believes that whatever liability it may be ultimately assessed will be covered by NII's indemnity obligations. Because this is a complex site with numerous operable units, PRPs and different types of wastes, and because remediation activities at this site are occurring in various stages, the Company is unable to estimate its potential liability at this site.

  In connection with the Buckeye Site, the Company and thirteen other PRPs have entered into an AOC with the EPA to perform a remedial design. The Company's allocated share for the remedial design, as established by a participation agreement for the remedial design executed by the PRPs, is 4.63%. The EPA and the PRP steering committee have estimated the cost for the remedial design to be approximately $3 million. The EPA has estimated that the total cost for remediation activities at this site is approximately $50 million. The PRPs are currently negotiating with the EPA to reduce the scope of the remediation activities at the site. Additionally, the Company and the other thirteen PRPs are discussing an additional participation agreement and allocation governing the costs of the final remedial action and are continuing to identify other PRPs. The Company believes that its share of the final remedial action costs will not exceed 4.63 percent.

  In January 1993, the Company was notified that the West Virginia Division of Environmental Protection (the "WVDEP") had conducted an investigation at a site in Weirton, West Virginia which was formerly owned by the Company's Weirton Steel Division and is currently owned by Weirton Steel Corporation. The

WVDEP alleged that samples taken from four groundwater monitoring wells located at this site contained elevated levels of contamination. Weirton Steel Corporation has agreed to cooperate with the WVDEP with respect to conducting a ground water monitoring program at the site. The Company does not have sufficient information to estimate its potential liability, if any, at this site.

  The Company has been named as a third-party defendant in a governmental action for reimbursement of EPA's response costs in connection with the Swissvale Site. The Company understands that on December 2, 1993, the EPA and the original defendants reached a tentative settlement agreement regarding EPA's cost recovery claim for $4.5 million. Pursuant to that tentative settlement agreement, the original defendants will pay a total of $1.5 million. The original defendants have requested that the eighteen third-party defendants, including the Company, pay a total of $375,000. The Company believes that its share should be less than $25,000.

Other.

  The Company and its subsidiaries have been conducting steel manufacturing and related operations at numerous locations, including their present facilities, for over sixty years. Although the Company believes that it has utilized operating practices that were standard in the industry at the time, hazardous materials may have been released on or under these currently- or previously-owned sites. Consequently, the Company potentially may also be required to remediate contamination at some of these sites. The Company does not have sufficient information to estimate its potential liability in connection with any potential future remediation. However, the Company believes that if any such remediation is required, it will occur over an extended period of time. In addition, the Company believes that many of these sites may also be subject to indemnities by NII to the Company.

  In addition to the aforementioned proceedings, the Company is or may be involved in proceedings with various regulatory authorities which may require the Company to pay various fines and penalties relating to violations of environmental laws and regulations, comply with applicable standards or other requirements or incur capital expenditures to add or change certain pollution control equipment or processes.

  During 1992, the Wayne County Air Pollution Control Department (the "WCAPCD") issued 37 notices of violation to the Company in connection with particulate emissions at the basic oxygen furnace shop and the ladle metallurgy facility servicing the Great Lakes Division. In 1993, approximately 42 additional notices of violations have been issued to the Company in connection with alleged exceedances of particulate emissions standards covering various process and fugitive emissions sources. The Company is currently negotiating with the WCAPCD with respect to any potential liability that may result from the notices of violations. The Company is not yet able to estimate its liability with respect to these alleged violations.

  National Mines Corporation ("NMC"), a wholly-owned subsidiary of the Company, owns certain properties in West Virginia and Kentucky where mining operations were conducted by third-party contract miners. In connection with such operations, such contract miners were required to comply with applicable Federal and state mining laws (including conducting reclamation activities at such properties). However, since many of these contract miners allegedly failed to comply with such laws or to reclaim these properties, NMC has been faced with various claims as owner of such properties. NMC has entered into a settlement agreement with the State of Kentucky which will require NMC to pay $525,000 of the $1.6 million in civil penalties assessed against NMC's contract miners and require NMC to perform reclamation of various mining sites operated by its contract miners. The agreed upon reclamation was completed at a cost of approximately $100,000. The payment of $525,000, which has been accrued by the Company, will be made over 24 months, consisting of an initial payment of $125,000 and two annual payments of $200,000 each.

  In September 1993, the Indiana Department of Environmental Management ("IDEM") issued a Notice of Violation to the Company's Midwest Division alleging, among other things, that (1) the Division had failed to comply with enumerated provisions of its Hazardous Waste Management Permit (the "Permit") for its

Greenbelt Landfill; (2) the Division was conducting operations at its plant in violation of specified IDEM regulations; and (3) certain areas of the plant had experienced releases of solid or hazardous waste that should be prevented as part of a plan for preventative maintenance. IDEM demanded $351,875 in civil penalties. After extensive negotiations, without admission of any liability, the Company entered into an Agreed Order with IDEM in October 1993 which requires the Division to put certain compliance procedures in place and perform certain activities pursuant to the Permit, submit and implement a preventative maintenance program at certain areas of the plant and pay a civil penalty of $150,000. All such actions have been completed and a civil penalty of $150,000 has been paid.

  In connection with certain outfalls located at the Great Lakes Division facility, including the outfall at the 80-inch hot strip mill, the U.S. Coast Guard issued certain penalty assessments in 1992, three of which totalling $8,000 have been accrued by the Company and are under appeal. Depending upon the results of the pending challenges, there may be further assessments. The MDNR, in April 1992, also notified the Company of a potential enforcement action alleging approximately 63 exceedances of limitations at the outfall at the 80-inch hot strip mill. The Company requested the MDNR to provide more information concerning these exceedances. In April 1993, the MDNR identified the dates of the alleged exceedances, but no further action has taken place.

  In connection with certain of these proceedings, the Company has only commenced investigation or otherwise does not have sufficient information to estimate its potential liability, if any. Although the outcomes of the proceedings described above or any fines or penalties that may be assessed in any such proceedings, to the extent that they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations for the applicable period, the Company has no reason to believe that any such outcomes, fines or penalties, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Class B Common Stock is listed on the New York Stock Exchange (the "NYSE") and traded under the symbol "NS." The following table sets forth for the periods indicated the high and low sales prices of the Class B Common Stock on a quarterly basis as reported on the NYSE Composite Tape. Prior to March 30, 1993, the Company did not have any publicly traded shares.

                                                                   SALE PRICE
                                                                 ---------------
                                                                  HIGH     LOW
                                                                 ------- -------
Year Ended December 31, 1993
  First Quarter................................................. $15 3/8 $14
  Second Quarter................................................  20 3/8  14
  Third Quarter.................................................  20 5/8  10 7/8
  Fourth Quarter................................................  13 3/8  10 3/8

  As of December 31, 1993, there were approximately 45 registered holders of the Company's Class B Common Stock.

  The Company has not paid dividends on its Common Stock since 1984, with the exception of an aggregate dividend payment of $6.7 million in 1989. The Company is currently prohibited from paying cash dividends on its Common Stock, including the Class B Common Stock, by covenants contained in certain of the Company's financing arrangements. In the event the payment of dividends is not prohibited in the future by such covenants, the decision whether to pay dividends on the Common Stock will be determined by the Board of Directors in light of the Company's earnings, cash flows, financial condition, business prospects and other relevant factors. Holders of Class A Common Stock and Class B Common Stock will be entitled to share ratably, as a single class, in any dividends paid on the Common Stock. In addition, dividends with respect to the Common Stock are subject to the prior payment of cumulative dividends on any outstanding series of Preferred Stock, including the Series A Preferred Stock and Series B Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PER TON DATA)

                                              YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                          1993    1992    1991    1990    1989
                                         ------  ------  ------  ------  ------
STATEMENT OF OPERATIONS DATA:
Net sales..............................  $2,419  $2,373  $2,330  $2,508  $2,576
Cost of products sold..................   2,254   2,107   2,103   2,203   2,233
Depreciation, depletion and amortiza-
 tion..................................     137     114     117     117     103
                                         ------  ------  ------  ------  ------
Gross profit...........................      28     152     110     188     240
Selling, general and administrative....     137     133     139     145     146
Unusual items..........................     111      37     111     --      --
Income (loss) from operations..........    (218)    (12)   (131)     57     108
Financing costs (net)..................      62      62      59      31      21
Income (loss) before income taxes, ex-
 traordinary items and cumulative
 effect of accounting changes..........    (280)    (75)   (189)     26      87
Extraordinary credit (charge)..........     --      (50)    --        3      23
Cumulative effect of accounting
 changes...............................     (16)     76     --      --      --
Net income (loss) applicable to Common
 Stock.................................    (272)    (66)   (207)     13      83
Per share data applicable to Common
 Stock:
  Income (loss) before extraordinary
   items and cumulative effect of
   accounting changes..................   (7.55)  (3.61)  (8.11)    .32    1.77
  Net income (loss)....................   (8.04)  (2.58)  (8.11)    .43    2.45
  Cash dividends paid..................     --      --      --      --      .20
                                                 AS OF DECEMBER 31,
                                         --------------------------------------
                                          1993    1992    1991    1990    1989
                                         ------  ------  ------  ------  ------
BALANCE SHEET DATA:
Cash and cash equivalents .............  $    5  $   55  $   64  $  165  $   83
Working capital .......................      27      74     120     256     144
Net property, plant and equipment......   1,399   1,395   1,249   1,225   1,064
Total assets...........................   2,304   2,189   1,986   2,105   1,807
Long-term obligations and related party
 indebtedness due within one year......      28      33      32      39      26
Long-term obligations and related party
 indebtedness..........................     674     662     486     434     281
Redeemable Preferred Stock--Series B...      68     138     141     145     --
Stockholders' equity...................     190     327     393     599     733
Total debt and redeemable preferred
 stock as a percent of total capital-
 ization...............................    80.2%   71.8%   62.6%   50.8%   29.5%
                                              YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                          1993    1992    1991    1990    1989
                                         ------  ------  ------  ------  ------
OTHER DATA:
Shipments (net tons, in thousands) ....   5,005   4,974   4,906   4,876   4,957
Raw steel production (net tons, in
thousands) ............................   5,551   5,380   5,247   5,735   5,394
Effective capacity utilization.........   100.0%  100.5%   92.5%   97.6%   96.7%
Continuously cast percentage...........   100.0%  100.0%   99.8%   85.4%   88.7%
Liquid steel to finished prime product
 yield.................................    79.6%   80.0%   79.6%   76.4%   78.5%
Manhours per net ton shipped...........    3.96    4.03    4.27    4.63    4.61
Number of employees (year-end).........   9,490* 10,299  11,176  11,717  12,106
Capital investments....................  $  161  $  284  $  178  $  286  $  153
Operating profit (loss) per net ton
 shipped
 excluding unusual items ..............  $  (21) $    5  $   (4) $   12  $   22
Common shares outstanding at year end
 (in thousands)........................  36,361  25,500  25,500  29,750  34,000

- --------
*The number of employees was reduced by 579 in 1993 as a result of the temporary idling of NSPC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  During 1993, the Company experienced operating problems which were the result of a combination of unusual factors. Early in the year, the Company suffered an explosion and fire at its electrolytic galvanizing line. At the same time, demand from the automotive market for ultra-low carbon steel used in the production of coated products was rapidly rising. As a result, the Company began to experience difficulties in attaining on time deliveries for such steel. In an attempt to meet its commitment to customer service, the Company rapidly expanded production of ultra-low carbon steels, causing operating inefficiencies and leading to the generation of non-prime products. Additionally, the Company purchased steel and services from outside providers to meet this increased demand, resulting in higher production costs. Concurrently, the Company completed the construction and start-up of several new facilities such as the DNN joint venture, the rebuild of the No. 5 coke oven battery and the No. 5 pickle line, which caused some disruption of existing operations. These operational problems, along with measures taken in preparation for a potential work stoppage at the Company's steel divisions and corporate headquarters, were among the more significant events contributing to higher costs in 1993.

  In the fourth quarter of 1993, management initiated a number of steps to improve quality and delivery performance. As a first step, the Company made key management changes at two of its three Divisions along with a number of other personnel changes. Secondly, management intentionally reduced its 1993 fourth quarter order book to improve delivery performance. The Company activated a number of multi-disciplined teams to focus on solving production problems. Also, at the Company's request, NKK dispatched several technical improvement teams to aid in the investigation and to propose corrective action for the operating problems.

  Management anticipates that its results for 1994 will be favorably impacted by the $15 per ton price increase effective January 3, 1994 on all new spot market orders for hot rolled, cold rolled and coated products. The Company's ability to successfully implement such price increase is subject to, among other things, the strength of the Company's principal customer markets and general economic conditions. In 1993, approximately 40% of the Company's shipments, and a slightly higher percentage of net sales, were covered by sales contracts with a duration of 12 months or longer. To the extent that the Company is successful in implementing the announced price increase, such increase will not be reflected in sales made pursuant to such contracts prior to their expiration.

  On January 24, 1994, the United States Supreme Court denied the Bessemer & Lake Erie Railroad's ("B&LE") petition for certiorari in the Iron Ore Antitrust Litigation, thus sustaining the Company's judgment against the B&LE. On February 11, 1994, the Company received approximately $111 million, including interest, in satisfaction of this judgment. Pursuant to the terms of the 1993 Settlement Agreement, approximately $11 million of the proceeds will be deposited into the VEBA Trust established to prefund the Company's OPEB (defined below) obligation with respect to USWA represented employees. Of the remaining proceeds, the Company plans to use approximately $40 million to repay outstanding indebtedness and the remaining proceeds will be used for working capital and general corporate purposes. The Company will recognize this gain in the first quarter of 1994.

Anticipated First Quarter 1994 Results

  Excluding the effect of the gain from the B&LE judgment, the Company currently expects to report a net loss for the first quarter of 1994 due to a slight seasonal shift in the Company's product mix and the negative impact of particularly severe winter weather on the Company's operations. The ability of the Company to return to profitability is dependent upon several managerial and operational changes implemented to reduce costs, improve productivity and achieve an improved product mix. Performance will also be affected by factors outside the Company's control, including the level of steel prices, domestic steel demand and the level of the U.S. dollar.

RESULTS OF OPERATIONS--COMPARISON OF THE YEARS ENDED DECEMBER 31, 1993 AND 1992

Net Sales

  Net sales for 1993 increased by 1.9% to $2,418.8 million, due primarily to increases in volume and realized selling prices, coupled with a favorable shift in product mix. Steel shipments in 1993 were 5,005,000 tons, up 0.6% from 4,974,000 tons in 1992. Raw steel production increased to 5,551,000 tons, a 3.2% increase from the 5,380,000 tons produced in 1992.

Cost of Products Sold

  Cost of products sold of $2,254.0 million reflects an increase of $147.2 million compared to the same period in 1992. This increase was largely the result of the Company's implementation of Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106" or "OPEB"), effective January 1, 1993. The excess of the postretirement benefit expense under SFAS 106 over the former pay-as-you-go basis was approximately $59.5 million in 1993. Additionally, $25.3 million of present value interest relating to postretirement benefit liabilities and certain Weirton benefit liabilities, previously recorded for facility sales and restructurings and charged to interest expense, was charged to cost of products sold. The remaining portion of the increase can be attributed primarily to operational and economic factors, as discussed above.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased by 2.9% from $132.8 million in 1992, to $136.7 million in 1993, primarily due to legal costs incurred in pursuing unfair trade litigation.

Depreciation, Depletion and Amortization

  Depreciation expense for 1993 increased by $22.6 million, or 19.7% as compared to 1992, primarily as a result of the completion of the rebuild of the No. 5 coke oven battery at the Great Lakes Division in November 1992.

Unusual Items Related to the Temporary Idling of NSPC

  The Company formerly purchased a significant portion of its iron ore pellet requirements from NSPC. On August 1, 1993, the USWA went on strike against NSPC over demands for a new labor contract at NSPC. In October 1993, NSPC announced its intention to temporarily idle the facility. During the period from August 1, 1993 to date, the Company has secured its pellet requirements from outside sources. The Company has entered into agreements that will satisfy its iron ore pellet requirements through 1994 at a lower cost than could be obtained by operating NSPC. It is management's intention to secure long term contracts for the purchase of iron ore pellets for a period of one to three years.

  The Company recorded an unusual charge of $108.6 million during the fourth quarter of 1993 which is comprised of employee benefits related charges of $90.9 million (principally pensions and OPEB), taxes of $7.9 million and miscellaneous other costs of $9.8 million relating to the three year idle period. Management has not made a final decision regarding the permanent shutdown of NSPC; however, such a decision would result in additional charges which management currently estimates to be approximately $160 million.

Financing Costs

  Net financing costs decreased by $0.3 million from 1992 to 1993. Interest expense associated with the financing of the No. 5 coke oven battery rebuild was $25.1 million in 1993. However, this was largely offset by a $20.5 million reduction in financing costs for present value interest expense attributable to postretirement benefits which are now being charged to cost of products sold.

Income Taxes

  The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), at December 31, 1992. At that time, available tax planning strategies served as the only basis for determining the amount of the net deferred tax asset to be recognized. As a result, a full valuation allowance was recorded, except for the $43 million recognized pursuant to those tax planning strategies. In 1993, the Company determined it was more likely than not that sufficient future taxable income would be generated to justify increasing the net deferred tax asset after valuation allowance to $80.6 million. Accordingly, the Company recognized an additional deferred tax asset of $37.6 million in 1993, which had the effect of decreasing the Company's net loss by a like amount.

Cumulative Effect of Accounting Change

  During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits" ("SFAS 112"), which requires accrual accounting for benefits payable to inactive employees who are not retired. The cumulative effect as of January 1, 1993 of this change was to decrease net income by $16.5 million or $.49 per share. The results of operations for the first quarter of 1993 have been restated to reflect the effect of adopting SFAS 112 at January 1, 1993. The effect of the change on 1993 income before the cumulative effect of the change was not material; therefore, the remaining quarters of 1993 have not been restated.

Adoption of SFAS 106

  During the first quarter of 1993, the Company adopted SFAS 106, which requires the accrual of retiree medical and life insurance costs as these benefits are earned, rather than recognition of these costs as claims are paid. At January 1, 1993, the Company calculated its transition obligation to be $622.1 million with $66.1 million recorded prior to implementation of SFAS 106 in connection with facility sales and restructurings. The Company has elected to amortize its transition obligation over a period of 20 years. Total postretirement benefit cost in 1993 was $123.7 million, or $85.6 million excluding the $38.1 million of curtailment charges related primarily to the idling of NSPC. Excluding these curtailment charges, the excess of postretirement benefit expense recorded under SFAS 106 over the Company's former method of accounting for these benefits was $59.5 million, or $1.08 per share net of tax.

Discount Rate Assumptions

  As a result of a decline in long term interest rates in the United States, at December 31, 1993, the Company reduced the discount rate used to calculate the actuarial present value of its accumulated benefit obligation for OPEB by 100 basis points to 7.75% and for pensions by 125 basis points to 7.50%, from the rate used at January 1, 1993. The effect of these changes did not impact 1993 expense. However, this decline in the discount rate used to calculate the pension obligation increased the minimum pension liability recorded on the Company's balance sheet to $134.7 million and increased the related intangible asset to $128.8 million, with the remaining $5.9 million charged to stockholders' equity. While the same reduction in the discount rate as of December 31, 1993 also applies to the actuarial present value of the Company's OPEB obligation, such reductions do not result in any increase in the recorded liability or potential charge to equity because of different required accounting principles.

  The Company expects its 1994 pension and OPEB expense to increase by approximately $27 million and $6 million, respectively, as a result of this decrease in the discount rate, among other things. Additionally, the Company anticipates that its pension contributions for the 1994 plan year will increase by approximately $30 million, primarily attributable to increases in benefits resulting from the 1993 Settlement Agreement, together with the decrease in the discount rate.

Comparability of Earnings Per Share

  While the Company has chosen to amortize its SFAS 106 transition obligation over twenty years, certain of the Company's competitors have chosen to immediately recognize their respective SFAS 106 transition obligations. As a result, any earnings per share ("EPS") comparison between the Company and these competitors must be adjusted for the per share adverse impact of this amortization. Based upon weighted average shares outstanding for the year ended December 31, 1993, the Company's after tax EPS was negatively impacted by $0.51.

USWA Agreement

  On August 27, 1993, the 1993 Settlement Agreement between the Company and the USWA was ratified by union members of the Company's three steel divisions and corporate headquarters. The 1993 Settlement Agreement, effective August 1, 1993 through July 31, 1999, protects the Company and the USWA from a strike or lockout for the duration of the agreement. Either the Company or the USWA may reopen negotiations, except with respect to pensions and certain other matters, after three years, with any unresolved issues subject to binding arbitration. The Company estimates the additional annual cost resulting from the 1993 Settlement Agreement to be approximately $25 million per year through 1996. However, there is the potential that these higher costs may be reduced by productivity gains which are difficult to quantify. The Company is unable to estimate the impact of the 1993 Settlement Agreement beyond 1996 since it then may be reopened as discussed above.

RESULTS OF OPERATIONS--COMPARISON OF THE YEARS ENDED DECEMBER 31, 1992 AND 1991

Net Sales

  Net sales for 1992 increased by 1.9% to $2,373.3 million, due primarily to a shift in product mix from lower priced export, secondary and slab sales to higher priced coated products, coupled with an increase in steel shipments. A general decline in selling prices was partially offset by an improvement in product mix. Steel shipments in 1992 were 4,974,000 tons, up 1.4% from 4,906,000 tons in 1991. The increase in shipments reflected modest improvements in the domestic steel market in 1992. Raw steel production increased to 5,380,000 tons, a 2.5% increase from the 5,247,000 tons produced in 1991.

Cost of Products Sold

  The Company's cost of products sold as a percentage of net sales decreased from 90.2% in 1991 to 88.8% in 1992. This decrease was primarily the result of a Company-wide emphasis on cost-reduction programs which began in the second quarter of 1991 and continued throughout 1992 and was achieved despite an average $.50 per hour wage increase which became effective January 1, 1992 under the Company's prior labor agreement with the USWA and the continuing escalation in health care costs.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses decreased by 4.7% from $139.3 million in 1991 to $132.8 million in 1992 primarily as a result of the Company's cost reduction programs.

Unusual Items

  In 1992, the Company recorded unusual charges aggregating $37.0 million relating principally to a pension window and the Company's decision to exit the coal mining business. A charge of $13.3 million was recognized relating to a 1992 pension window as part of the consolidation of certain staff functions and the relocation of the Company's corporate offices to Mishawaka, Indiana from Pittsburgh, Pennsylvania. The decision to relocate was made in order to be closer to the Company's customer base, to consolidate certain staff functions and to be closer to the Company's steel plants. As a result of management's decision to exit the coal mining business, an unusual charge of $24.9 million was recognized in the fourth quarter to reduce certain coal properties to net realizable value and record postretirement, environmental and other liabilities.

  During 1991, the Company recorded unusual charges which totalled $110.7 million. A charge of $41.5 million was recognized for the estimated costs to be incurred in conjunction with the consolidation of certain staff functions and relocation in 1992 of the Company headquarters as described above. A charge of $25.5 million was recognized relating to the Company's decision to permanently idle its Mathies coal mine after efforts to obtain third party financing to reopen the mine after a fire were unsuccessful. Concurrently, the Company undertook an evaluation of its other coal properties and operations. While no decision was made during 1991 as to the disposition of these properties, the net book value of certain of the assets exceeded their net realizable value. Therefore, a charge of $43.7 million was recognized to reduce certain coal properties to net realizable value and to recognize postemployment, environmental and other liabilities.

Financing Costs

  Interest and other financial income decreased to $2.0 million, a decrease of $4.1 million. This decrease was attributable to lower interest rates coupled with lower average balances of cash and cash equivalents. Interest and other financial expense was $64.0 million in 1992 compared to $64.8 million in 1991.

Extraordinary Item

  During 1992, the Company recorded a charge of $50 million, representing management's best estimate of the Company's liability for United Mine Workers of America ("UMWA") beneficiaries under the Rockefeller Amendment. Since the Company notified the UMWA that it did not intend to renew its labor contract which expired February 1, 1993, thereby ending the Company's active involvement in the coal industry, the $50 million charge was recorded as an extraordinary item in accordance with accounting guidance provided by the Emerging Issues Task Force. No deferred tax benefits were recognized relating to the $50 million charge generated by the Rockefeller Amendment. Based upon preliminary assignments from the Secretary of Health and Human Services received during 1993, the Company believes this reserve is adequate.

Cumulative Effect of Accounting Change

  During the fourth quarter of 1992, the Company adopted SFAS 109. The Company formerly accounted for income taxes under the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes." As permitted under SFAS 109, the Company elected not to restate the financial statements of prior years. The effect of adopting SFAS 109 as of January 1, 1992 was recorded as a cumulative effect of a change in accounting method and reduced the Company's net loss by $76.3 million, or $2.99 per share. The previously reported net loss for the first quarter of 1992 has been restated and reduced by $76.3 million. The change did not have an impact on the remaining quarters of 1992.

LIQUIDITY AND SOURCES OF CAPITAL

  The Company's liquidity needs arise primarily from capital investments, principal and interest payments on its indebtedness and working capital requirements. The Company has satisfied these liquidity needs over the last three years primarily with funds provided by long-term borrowings, cash provided by operations and proceeds of the Company's initial public offering (the "IPO") of Class B Common Stock in 1993. The Company's available sources of liquidity include a $100 million revolving secured credit arrangement (the "Revolver"), a $150 million subordinated loan agreement (the "Subordinated Loan Agreement") and $25 million in uncommitted, unsecured lines of credit (the "Uncommitted Lines of Credit"). The Company is currently in compliance with all material covenants of, and obligations under, its Revolver, Subordinated Loan Agreement, Uncommitted Lines of Credit and other debt instruments. The Company has satisfied its liquidity needs without extensive use of its credit facilities.

  Cash and cash equivalents totaled $5.3 million and $55.2 million as of December 31, 1993 and 1992, respectively. Excluding the effect of the IPO, this represents a decrease of $191.3 million, primarily due to costs incurred in expanding the Company's properties and equipment. Also, on May 4, 1993 the Company used $67.8 million of the IPO proceeds to fund the early redemption of 10,000 shares of the Series B Preferred Stock held by NII.

Cash Flows from Operating Activities

  For the year ended December 31, 1993, cash provided from operating activities decreased by $73.2 million compared to 1992, due to the effect of working capital items, along with a reduction in net income after adjusting for the effect of non cash items on operations. Changes in working capital items reduced cash flows by $27.2 million during 1993, as a substantial decrease in accounts payable was combined with the smaller negative effects of accounts receivable and accrued liabilities changes. In 1992, working capital items had a $36.0 million favorable impact on cash flows from operations, due primarily to the timing of cash disbursement clearings.

Cash Flows from Investing Activities

  Capital investments for the years ended December 31, 1993 and 1992 amounted to $160.7 million and $283.9 million, respectively, which included $31.9 million and $198.4 million related to the complete rebuild of the No. 5 coke oven battery at the Great Lakes Division. Additionally, in 1993, the Company spent $58.9 million on the relining of a blast furnace servicing the same division.

  Budgeted capital investments approximating $346.1 million, of which $92.5 million are committed at December 31, 1993, are expected to be made during 1994 and 1995, including the completion of a pickle line servicing the Great Lakes Division and the relining of a blast furnace servicing the Granite City Division.

Cash Flows from Financing Activities

  In April 1993, the Company completed its IPO of 10,861,100 shares of its Class B Common Stock, at an offering price of $14 per share, which generated net proceeds to the Company of approximately $141.4 million. On May 4, 1993, the Company utilized $67.8 million of the IPO proceeds to fund the early redemption of 10,000 shares of the Series B Redeemable Preferred Stock (the "Series B Preferred Stock") held by NII.

  Total borrowings for the years ended December 31, 1993 and 1992 amounted to $40.6 million and $209.7 million, respectively, primarily representing the remaining financing from a subsidiary of NKK related to the rebuild of the No. 5 coke oven battery at the Great Lakes Division. Correspondingly, cash basis interest expense increased by $19.7 million from 1992 to 1993 as a result of the completion of, and commencement of permanent financing for, the No. 5 coke oven battery.

Sources of Financing

  During 1993, the Company utilized $20 million of the proceeds from the IPO to reduce the amount of construction financing outstanding and the total financing commitment for a pickle line servicing the Great Lakes Division to $90 million. As of December 31, 1993, the construction financing was being provided by the contractor and was not a liability of the Company. In January 1994, upon completion and acceptance of the pickle line pursuant to the construction contract, the permanent financing commenced with repayment scheduled to occur over a fourteen-year period. The pickle line is not subject to the lien under the Company's First Mortgage Bonds, but is subject to a first mortgage in favor of the lender.

  The Revolver was amended and restated on December 31, 1992 to extend the expiration date to December 31, 1994. The Revolver permits the Company to borrow up to $100 million on a short-term basis and provides the Company with the ability to issue up to $150 million in letters of credit. The Revolver is secured by the accounts receivable and inventories of the Company. No borrowings have been outstanding on the Revolver since 1987. At December 31, 1993 and 1992, letters of credit outstanding totaled $113.7 million and $113.6 million, respectively.

  The Subordinated Loan Agreement, which was entered into in May 1991 with a United States subsidiary of NKK, was also extended in December 1992 to an expiration date of April 1, 1995. The Subordinated Loan Agreement permits the Company to borrow up to $150 million on an unsecured, short-term basis. The

Revolver requires that the first $50 million in borrowings by the Company in excess of thirty days must come from the Subordinated Loan Agreement. Additional amounts borrowed would alternate between the Revolver and the Subordinated Loan Agreement up to $25 million in each increment. On February 7, 1994, the Company borrowed $20 million under the Subordinated Loan Agreement, all of which was repaid on February 17, 1994. Prior to this, the last borrowing on the Subordinated Loan Agreement occurred in 1991, when the Company borrowed $50 million, all of which was repaid later in that year.

  The Uncommitted Lines of Credit permit the Company to borrow up to $25 million on an unsecured, short-term basis for periods of up to thirty days. One of these arrangements expires on March 31, 1994, while the other has no fixed expiration date but may be withdrawn at any time without notice. During 1993, the Company borrowed a maximum of $7.7 million under its Uncommitted Lines of Credit, which was repaid the following day. No borrowings were outstanding at December 31, 1993 and 1992. However, in February 1994, the Company borrowed a maximum of $5.0 million under the Uncommitted Lines of Credit which was repaid later in the month.

Weirton Liabilities and Preferred Stock

  In connection with the Company's June 1990 recapitalization, the Company received $146.6 million from NII in cash and recorded a net present value equivalent liability with respect to certain released Weirton benefit liabilities, primarily healthcare and life insurance. As a result of this transaction, the Company's future cash flow will decrease as the released Weirton benefit liabilities are paid. During 1993, such cash payments were $20.0 million compared to $15.3 million during 1992.

  On October 28, 1993, NII converted all of its 3,400,000 shares of Class A Common Stock to an equal number of shares of Class B Common Stock. During January 1994, NII sold substantially all of such shares of Class B Common Stock. As previously agreed, the Company received $10 million of proceeds from the sale of such shares from NII as an unrestricted prepayment for environmental obligations which may arise after such prepayment and for which NII has previously agreed to indemnify the Company. The Company is required to repay to NII portions of the $10 million to the extent the Company's expenditures for such environmental liabilities do not reach specified levels by certain dates over a twenty year period. Since NII retains responsibility to indemnify the Company for remaining environmental liabilities (i) arising before such prepayment or (ii) arising after such prepayment and in excess of $10 million, these environmental liabilities are not expected to have a material adverse effect on the Company's liquidity. However, the failure of NII to satisfy any such indemnity obligations could have a material adverse effect on the Company's liquidity.

  In connection with the June 1990 recapitalization, the Series B Preferred Stock was issued to NII. On May 4, 1993, the Company redeemed 10,000 shares of Series B Preferred Stock held by NII. These shares were subject to mandatory redemption on August 5, 1995. Pursuant to the terms of the Series B Preferred Stock and certain other agreements between the Company and NII, the Company paid the redemption amount directly to a pension trustee and released NII from a corresponding amount of NII's indemnification obligations with respect to certain employee benefit liabilities of the Company retained in connection with the sale of its Weirton Steel Division.

  At December 31, 1993, there were 10,000 remaining shares of Series B Preferred Stock issued and outstanding, all of which were held by NII. The Series B Preferred Stock carries annual cumulative dividend rights of $806.30 per share, which equates to approximately an 11% yield. At December 31, 1993 and 1992, $68.0 million and $137.8 million, respectively, of the Series B Preferred Stock was outstanding.

  Dividends on the Series B Preferred Stock are cumulative and payable quarterly in the form of a release of NII from its obligation to indemnify the Company for a corresponding amount of the remaining unreleased portion of the Weirton benefit liabilities to the extent such liabilities are due and owing, with the balance, if any, payable in cash. The Series B Preferred Stock dividend permitted release and payment of $10.6 million and $15.4 million of previously unreleased Weirton benefit liabilities during 1993 and 1992, respectively, and cash dividends of $1.4 million and $.8 million during 1993 and 1992, respectively, to reimburse NII for an obligation previously incurred in connection with the Weirton benefit liabilities.

  The remaining Series B Preferred Stock is presently subject to mandatory redemption by the Company on August 5, 2000 at a redemption price of $58.3 million and may be redeemed beginning January 1, 1998 without the consent of NII at a redemption price of $62.2 million. Based upon the Company's actuarial analysis, the unreleased Weirton benefit liabilities approximate the aggregate remaining dividend and redemption payments with respect to the Series B Preferred Stock and accordingly, such payments are expected to be made in the form of releases of NII from its obligations to indemnify the Company for corresponding amounts of the remaining unreleased Weirton benefit liabilities. Dividend and redemption payments with respect to the Series B Preferred Stock reduce the Company's cash flow, even though they are paid in the form of a release of NII from such obligations, because the Company is obligated, subject to certain limited exceptions, to pay such amounts to the trustee of the pension plan included in the Weirton benefit liabilities.

  If any dividend or redemption payment otherwise required pursuant to the terms of the Series B Preferred Stock is less than the amount required to satisfy NII's then current indemnification obligation, NII would be required to pay such shortfall in cash to the Company. The Company's ability to fully realize the benefits of NII's indemnification obligations is necessarily dependent upon NII's financial condition at the time of any claim with respect to such obligations.

  The June 1990 recapitalization agreement also created the Series A Preferred Stock which carries annual cumulative dividend rights of $806.30 per share, which equates to an 11% yield. The Series A Preferred Stock is held by NKK and $36.7 million was outstanding at December 31, 1993 and 1992. Dividends on the Series A Preferred Stock are paid quarterly in cash and totalled $4 million in each of the years ended December 31, 1993, 1992 and 1991.

Miscellaneous

  At December 31, 1993, obligations guaranteed by the Company approximated $41.0 million, compared to $16.7 million at December 31, 1992. This increase in 1993 is primarily due to additional borrowings of the Double G Coatings, L.P. joint venture, 50% of which are separately guaranteed by the Company.

  Total debt and redeemable preferred stock as a percentage of total capitalization increased to 80.2% at December 31, 1993 as compared to 71.8% at December 31, 1992 as the Company's net loss of $258.9 million more than offset the effect of the Company's IPO, which increased stockholders' equity by $141.4 million, as well as the early redemption of 10,000 shares of Series B Preferred Stock.

  On January 24, 1994, the United States Supreme Court denied the B&LE's petition for certiorari, thus sustaining the Company's judgment against the B&LE. On February 11, 1994, the Company received approximately $111 million, including interest, in satisfaction of this judgment. Pursuant to the terms of the 1993 Settlement Agreement, approximately $11 million of the proceeds will be deposited into the VEBA Trust. Of the remaining proceeds, the Company plans to use approximately $40 million to repay outstanding indebtedness and the remaining proceeds will be used for working capital and general corporate purposes.

ENVIRONMENTAL

  The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. The Company will incur significant capital expenditures in connection with matters relating to environmental control and will also be required to expend additional amounts in connection with ongoing compliance with such laws and regulations, including, without limitation, the Clean Air Act amendments of 1990. Proposed regulations establishing standards for corrective action under RCRA and the Guidance Document may also require further significant expenditures by the Company in the future. Additionally, the Company is currently one of many potentially responsible parties at a number of sites requiring remediation. The Company has estimated that it will incur capital expenditures for matters relating to environmental control of approximately $9.1 million and $8.0 million for 1994 and 1995, respectively. In addition, the Company expects to record expenses for environmental compliance, including depreciation, in the amount of approximately $70 million and $73 million for 1994 and 1995, respectively. Since environmental laws are becoming increasingly stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements and financial statement schedules of the Company are submitted pursuant to the requirements of Item 8:

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

               INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
Report of Ernst & Young Independent Auditors.............................   31
Statements of Consolidated Income--Years Ended December 31, 1993, 1992
 and 1991................................................................   32
Consolidated Balance Sheets--December 31, 1993 and 1992..................   33
Statements of Consolidated Cash Flows--Years Ended December 31, 1993,
 1992 and 1991...........................................................   34
Statements of Changes in Consolidated Stockholders' Equity and Redeemable
 Preferred Stock--Series B--Years Ended December 31, 1993, 1992 and 1991.   35
Notes to Consolidated Financial Statements...............................   36
Schedule V--Property, Plant and Equipment................................   53
Schedule VI--Accumulated Depreciation, Depletion and Amortization of
 Property, Plant and Equipment...........................................   54
Schedule VII--Guarantees of Securities of Other Issuers..................   55
Schedule VIII--Valuation and Qualifying Accounts.........................   56
Schedule IX--Short-Term Borrowings.......................................   57
Schedule X--Supplementary Income Statement Information...................   58

                  REPORT OF ERNST & YOUNG INDEPENDENT AUDITORS

Board of Directors
National Steel Corporation

  We have audited the accompanying consolidated balance sheets of National Steel Corporation and subsidiaries (the "Company") as of December 31, 1993 and 1992, and the related statements of consolidated income, cash flows, and changes in stockholders' equity and redeemable preferred stock--Series B for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Steel Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note A to the Consolidated Financial Statements, in 1993 the Company changed its method of accounting for postretirement and postemployment benefits, and in 1992 the Company changed its method of accounting for income taxes.

                                          Ernst & Young

Fort Wayne, Indiana
January 26, 1994, except for the last paragraph of Note S as to which the date is February 11, 1994

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                             YEARS ENDED DECEMBER 31,
                                         ----------------------------------
                                            1993        1992        1991
                                         ----------  ----------  ----------
NET SALES..............................  $2,418,800  $2,373,317  $2,329,815
Cost of products sold..................   2,253,972   2,106,743   2,102,520
Selling, general and administrative....     136,656     132,801     139,345
Depreciation, depletion and amortiza-
 tion..................................     137,500     114,880     117,008
Equity income of affiliates............      (2,160)     (5,600)     (9,063)
Unusual items..........................     110,966      36,984     110,700
                                         ----------  ----------  ----------
LOSS FROM OPERATIONS...................    (218,134)    (12,491)   (130,695)
Financing costs
  Interest and other financial income..      (1,862)     (1,995)     (6,128)
  Interest and other financial expense.      63,647      64,031      64,830
                                         ----------  ----------  ----------
                                             61,785      62,036      58,702
                                         ----------  ----------  ----------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY
 ITEM AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES....................    (279,919)    (74,527)   (189,397)
Income tax provision (credit)..........     (37,511)        156         118
                                         ----------  ----------  ----------
LOSS BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF ACCOUNTING
 CHANGES...............................    (242,408)    (74,683)   (189,515)
Extraordinary item.....................         --      (50,000)        --
Cumulative effect of accounting
 changes...............................     (16,453)     76,251         --
                                         ----------  ----------  ----------
NET LOSS...............................    (258,861)    (48,432)   (189,515)
Less: preferred stock dividends........     (13,364)    (17,449)    (17,257)
                                         ----------  ----------  ----------
      NET LOSS APPLICABLE TO COMMON
       STOCK...........................  $ (272,225) $  (65,881) $ (206,772)
                                         ==========  ==========  ==========
               PER SHARE DATA APPLICABLE TO COMMON STOCK:
- ---------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM AND CU-
 MULATIVE EFFECT OF
 ACCOUNTING CHANGES....................  $    (7.55) $    (3.61) $    (8.11)
Extraordinary item.....................         --        (1.96)        --
Cumulative effect of accounting
 changes...............................        (.49)       2.99         --
                                         ----------  ----------  ----------
NET LOSS APPLICABLE TO COMMON STOCK....  $    (8.04) $    (2.58) $    (8.11)
                                         ==========  ==========  ==========
Weighted average shares outstanding (in
 thousands)............................      33,879      25,500      25,500


                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                    ASSETS
                                    ------
                                                             DECEMBER 31,
                                                         ----------------------
                                                            1993        1992
                                                         ----------  ----------
Current assets
  Cash and cash equivalents............................. $    5,322  $   55,220
  Receivables, less allowances
   (1993--$21,380; 1992--$26,385).......................    224,709     218,082
  Inventories:
    Finished and semi-finished products.................    246,285     239,459
    Raw materials and supplies..........................    124,812     132,367
                                                         ----------  ----------
                                                            371,097     371,826
                                                         ----------  ----------
      Total current assets..............................    601,128     645,128
Investments in affiliated companies.....................     58,278      56,409
Property, plant and equipment
  Land and land improvements............................    221,224     219,593
  Buildings.............................................    259,037     291,460
  Machinery and equipment...............................  2,816,531   2,775,090
                                                         ----------  ----------
                                                          3,296,792   3,286,143
  Less: Allowance for depreciation,
   depletion and amortization...........................  1,898,055   1,890,676
                                                         ----------  ----------
      Net property, plant and equipment.................  1,398,737   1,395,467
Deferred income taxes...................................     80,600      43,000
Intangible pension asset................................    128,765      12,100
Other assets............................................     36,692      36,412
                                                         ----------  ----------
      TOTAL ASSETS...................................... $2,304,200  $2,188,516
                                                         ==========  ==========
                      LIABILITIES, REDEEMABLE PREFERRED
                        STOCK AND STOCKHOLDERS' EQUITY
                      ---------------------------------
Current liabilities
  Accounts payable...................................... $  242,294  $  257,217
  Salaries and wages....................................     49,602      47,950
  Withheld and accrued taxes............................     74,444      72,672
  Pension and other employee benefits...................     69,679      70,643
  Other accrued liabilities.............................    107,556      86,403
  Income taxes..........................................      2,700       2,972
  Long-term obligations and related party indebtedness
   due within one year..................................     28,257      33,468
                                                         ----------  ----------
      Total current liabilities.........................    574,532     571,325
Long-term obligations...................................    344,096     352,265
Long-term indebtedness to related parties...............    329,995     309,500
Long-term pension liability ............................    288,793     120,219
Postretirement benefits other than pensions.............    157,435      66,116
Other long-term liabilities.............................    351,357     304,598
Commitments and contingencies
Redeemable Preferred Stock--Series B....................     68,030     137,802
Stockholders' equity
  Common Stock, par value $.01:
    Class A--authorized 30,000,000 shares; issued and
     outstanding 22,100,000 shares in 1993 and
     25,500,000 shares in 1992..........................        221         255
    Class B--authorized 65,000,000 shares; issued and
     outstanding 14,261,100 shares......................        143         --
  Preferred Stock--Series A.............................     36,650      36,650
  Additional paid-in capital............................    360,314     218,991
  Retained earnings (deficit)...........................   (207,366)     70,795
                                                         ----------  ----------
    Total stockholders' equity..........................    189,962     326,691
                                                         ----------  ----------
      TOTAL LIABILITIES, REDEEMABLE PREFERRED
       STOCK AND STOCKHOLDERS' EQUITY................... $2,304,200  $2,188,516
                                                         ==========  ==========

                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1993       1992       1991
                                               ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................... $(258,861) $ (48,432) $(189,515)
  Adjustments to reconcile net loss to net
   cash provided by
   operating activities:
    Depreciation, depletion and amortization..   137,500    114,880    117,008
    Carrying charges related to facility sales
     and plant closings.......................    35,597     30,832     21,511
    Unusual items (excluding pensions and
     OPEB)....................................    37,900     23,739    107,127
    Equity income of affiliates...............    (2,160)    (5,600)    (9,063)
    Dividends from affiliates.................     5,765      6,738     10,144
    Long-term pension liability...............    51,909     17,443     14,624
    Postretirement benefits...................    97,562        --         --
    Extraordinary item........................       --      50,000        --
    Deferred income taxes.....................   (37,600)       --         --
    Cumulative effect of accounting changes...    16,453    (76,251)       --
  Cash provided (used) by working capital
   items:
    Receivables...............................    (6,627)    (4,239)   (17,220)
    Inventories...............................       729     (8,120)    49,947
    Accounts payable..........................   (14,923)    72,726    (28,071)
    Accrued liabilities.......................    (6,336)   (24,365)    (1,967)
  Other.......................................     2,063    (17,193)    (4,367)
                                               ---------  ---------  ---------
      NET CASH PROVIDED BY OPERATING ACTIVI-
       TIES...................................    58,971    132,158     70,158
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment..  (160,708)  (283,941)  (178,225)
  Proceeds from sale of assets................     7,182        860        486
                                               ---------  ---------  ---------
      NET CASH USED BY INVESTING ACTIVITIES...  (153,526)  (283,081)  (177,739)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Class B Common Stock............   141,432        --         --
  Redemption of Preferred Stock--Series B.....   (67,804)       --         --
  Debt repayments.............................   (33,469)   (32,450)  (121,410)
  Borrowings..................................        84     12,150      4,513
  Borrowings from related parties.............    40,500    197,500    162,000
  Payment of released Weirton benefit liabili-
   ties.......................................   (20,001)   (15,340)   (17,689)
  Payment of unreleased Weirton liabilities
   and their release in lieu of cash dividends
   on Preferred Stock--Series B...............   (10,594)   (15,356)   (16,125)
  Dividend payments on Preferred Stock--Series
   A..........................................    (4,030)    (4,033)    (4,031)
  Dividend payments on Preferred Stock--Series
   B..........................................    (1,461)      (777)       --
                                               ---------  ---------  ---------
      NET CASH PROVIDED BY FINANCING ACTIVI-
       TIES...................................    44,657    141,694      7,258
                                               ---------  ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS.....   (49,898)    (9,229)  (100,323)
Cash and Cash Equivalents, Beginning of the
 Year.........................................    55,220     64,449    164,772
                                               ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF THE YEAR.... $   5,322  $  55,220  $  64,449
                                               =========  =========  =========
SUPPLEMENTAL CASH PAYMENT INFORMATION:
  Interest and other financing costs paid (net
   of amounts capitalized).................... $  51,886  $  32,224  $  43,493
  Income taxes paid...........................        72        130      1,257

                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

   STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY AND REDEEMABLE
                           PREFERRED STOCK--SERIES B

                           (IN THOUSANDS OF DOLLARS)

                          COMMON COMMON
                          STOCK  STOCK                                                REDEEMABLE
                            --     --   PREFERRED ADDITIONAL RETAINED       TOTAL     PREFERRED
                          CLASS  CLASS   STOCK--   PAID-IN   EARNINGS   STOCKHOLDERS'  STOCK--
                            A      B    SERIES A   CAPITAL   (DEFICIT)     EQUITY      SERIES B
                          ------ ------ --------- ---------- ---------  ------------- ----------
BALANCE AT JANUARY 1,
 1991...................   $ 75   $--    $36,650   $219,171  $ 343,448    $599,344     $144,802
Restatement for 340 for
 1 stock split effected
 in the form of a stock
 dividend...............    180                        (180)
Net loss................                                      (189,515)   (189,515)
Amortization of excess
 of book value over re-
 demption value of Re-
 deemable Preferred
 Stock--Series B .......                                         3,500       3,500       (3,500)
Cumulative dividends on
 Preferred Stocks--Se-
 ries A
 and B..................                                       (20,757)    (20,757)
                           ----   ----   -------   --------  ---------    --------     --------
BALANCE AT DECEMBER 31,
 1991 ..................   $255   $--    $36,650   $218,991  $ 136,676    $392,572     $141,302
Net loss................                                       (48,432)    (48,432)
Amortization of excess
 of book value over re-
 demption value of Re-
 deemable Preferred
 Stock--Series B........                                         3,500       3,500       (3,500)
Cumulative dividends on
 Preferred Stocks--Se-
 ries A
 and B..................                                       (20,949)    (20,949)
                           ----   ----   -------   --------  ---------    --------     --------
BALANCE AT DECEMBER 31,
 1992...................   $255   $--    $36,650   $218,991  $  70,795    $326,691     $137,802
Net loss................                                      (258,861)   (258,861)
Redemption of Redeemable
 Preferred Stock--Series
 B .....................                                                                (67,804)
Amortization of excess
 of book value over re-
 demption value of Re-
 deemable Preferred
 Stock--Series B .......                                         1,968       1,968       (1,968)
Cumulative dividends on
 Preferred Stocks--Se-
 ries A
 and B .................                                       (15,332)    (15,332)
Issuance of Common
 Stock--Class B ........           109              141,323                141,432
Conversion of 3,400,000
 shares of NII Common
 Stock--Class A to Com-
 mon Stock--
 Class B ...............    (34)    34
Minimum pension liabili-
 ty.....................                                        (5,936)     (5,936)
                           ----   ----   -------   --------  ---------    --------     --------
BALANCE AT DECEMBER 31,
 1993...................   $221   $143   $36,650   $360,314  $(207,366)   $189,962     $ 68,030
                           ====   ====   =======   ========  =========    ========     ========

                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1993

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The consolidated financial statements include the accounts of National Steel Corporation and its majority owned subsidiaries (the "Company").

  Cash Equivalents: Cash equivalents are short-term investments which consist principally of time deposits at cost which approximates market. These investments have maturities of three months or less at the time of purchase.

  Inventories: Inventories are stated at the lower of last-in, first-out ("LIFO") cost or market. If the first-in, first-out ("FIFO") cost method of inventory accounting had been used, inventories would have been approximately $169.5 million and $141.3 million higher than reported at December 31, 1993 and 1992, respectively. During each of the last three years certain inventory quantity reductions caused liquidations of LIFO inventory values. These liquidations decreased net income for the quarters and years ended December 31, 1993 and 1992, by $3.0 million and $3.4 million, respectively, and increased net income for the quarter and year ended December 31, 1991 by approximately $10.9 million.

  Investments: Investments in affiliated companies (corporate joint ventures and 20% to 50% owned companies) are stated at cost plus equity in undistributed earnings since acquisition. Undistributed earnings of affiliated companies included in retained earnings at December 31, 1993 and 1992 amounted to $7.2 million and $11.3 million, respectively.

  Property, Plant and Equipment: Property, plant and equipment are stated at cost and include certain expenditures for leased facilities. Interest costs applicable to facilities under construction are capitalized. Capitalized interest amounted to $5.8 million in 1993, $14.4 million in 1992 and $4.5 million in 1991. Amortization of capitalized interest amounted to $5.7 million in 1993, $4.6 million in 1992 and $4.5 million in 1991.

  Depreciation, Depletion and Amortization: Depreciation of production facilities and amortization related to capitalized lease obligations are generally provided by charges to income computed by the straight-line method. Provisions for depreciation and depletion of certain raw material facilities and furnace relinings are computed on the basis of tonnage produced in relation to estimated total production to be obtained from such facilities.

  Environmental: Estimated losses from environmental contingencies are accrued and charged to income when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. (See Note M--Environmental Liabilities.)

  Research and Development: Research and development costs are expensed when incurred and are charged to cost of products sold. Expenses for 1993, 1992 and 1991 amounted to approximately $9.4 million, $9.5 million and $8.8 million, respectively.

  Income Taxes: Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), whereby deferred items are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to 1992, the Company accounted for income taxes under Accounting Principles Board Opinion No. 11 ("APB 11").

  Financial Instruments: The Company's financial instruments, as defined by Statement of Financial Accounting Standards No. 107, consist of cash and cash equivalents, long-term obligations (excluding capitalized lease obligations), and the Series B Preferred Stock (defined below). The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at December 31, 1993.

  Accounting Changes: During 1993, the Company adopted two new Financial Accounting Standards Board Statements, "Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106" or "OPEB") and "Employer's Accounting for Postemployment Benefits" ("SFAS 112"). (See Note F--Postretirement Benefits Other Than Pensions and Note G--Postemployment Benefits.)

  Earnings per Share: Earnings (loss) per share of Common Stock ("EPS") is computed by dividing net income or loss applicable to common stockholders by the sum of the weighted average of the shares of common stock outstanding during the period plus common stock equivalents, if dilutive.

  Business Segment: The Company is engaged in a single line of business, the production and processing of steel. The Company targets high value added applications of flat rolled carbon steel for sale to the automotive, metal buildings and container markets. The Company also sells hot and cold rolled steel to a wide variety of other users including the pipe and tube industry and independent steel service centers. In 1993, a single customer accounted for approximately 11% of net sales and approximately 12% of net sales in 1992 and 1991. Sales of the Company's products to the automotive market accounted for approximately 29%, 27% and 26% of the Company's total net sales in 1993, 1992 and 1991, respectively. Concentration of credit risk related to the Company's trade receivables is limited due to the large numbers of customers in differing industries and geographic areas.

  Reclassifications: Certain items in prior years have been reclassified to conform with the current year presentation.

NOTE B--CAPITAL STRUCTURE AND INITIAL PUBLIC OFFERING OF COMMON STOCK

  Ownership. At December 31, 1993, 75.6% of the voting control of the Company was owned by NKK Corporation (collectively with its subsidiaries "NKK"). The majority of this control has been acquired since 1984 from National Intergroup, Inc. (collectively with its subsidiaries "NII") which owned 5.8% of the voting control of the Company at December 31, 1993. (See Note S--Subsequent Events.)

  In April 1993, the Company completed an initial public offering (the "IPO") of 10,861,100 shares of its Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), at an offering price of $14 per share, which generated net proceeds to the Company of approximately $141.4 million.

  In connection with the IPO, 30,000,000 shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), were authorized and the then outstanding 75,000 shares of existing Common Stock received a 340 for 1 stock split effectuated in the form of a stock dividend and the common stock was automatically converted to Class A Common Stock. Stockholders' equity at December 31, 1991 has been retroactively adjusted to reflect this stock dividend. As a result of the IPO, all preferred stock outstanding became non-voting.

  On October 28, 1993, NII converted each of its 3,400,000 shares of Class A Common Stock to 3,400,000 shares of Class B Common Stock, bringing the total number of outstanding shares of Class A and Class B Common Stock to 22,100,000 and 14,261,100, respectively, at December 31, 1993. (See Note S--Subsequent Events.)

  At December 31, 1993 the Company's capital structure was as follows:

Series A Preferred Stock

  At December 31, 1993, there were 5,000 shares of Series A Preferred Stock, par value $1.00 per share (the "Series A Preferred Stock"), issued and outstanding. Annual dividends of $806.30 per share on the Series A Preferred Stock are cumulative and payable quarterly. The Series A Preferred Stock is not subject to mandatory redemption by the Company and is non-voting.

Series B Redeemable Preferred Stock

  On May 4, 1993, the Company redeemed 10,000 shares of the Series B Redeemable Preferred Stock, par value $1.00 per share (the "Series B Preferred Stock"), held by NII. These shares were subject to mandatory redemption on August 5, 1995. The cost of the redemption totaled $67.8 million and was funded from proceeds received in connection with the IPO. If the redemption of these shares had occurred at the beginning of the year, EPS for 1993 would have increased by $.06. Pursuant to the terms of the Series B Preferred Stock and certain other agreements between the Company and NII, the Company paid the redemption amount directly to a pension trustee and released NII from a corresponding amount of NII's indemnification obligations with respect to certain employee benefit liabilities of the Company retained in connection with the sale of its Weirton Steel Division. (See Note J--Weirton Liabilities.)

  At December 31, 1993 there were 10,000 remaining shares of Series B Preferred Stock issued and outstanding and held by NII. Annual dividends of $806.30 per share on the Series B Preferred Stock are cumulative and payable quarterly. Dividends and redemption proceeds, to the extent required by the Stock Purchase and Recapitalization Agreement (the "Recapitalization Agreement"), are used to release NII from its indemnification obligations with respect to the remaining unreleased liabilities for certain employee benefits for the employees of its former Weirton Steel Division ("Weirton") employees (the "Weirton Benefit Liabilities"). (See Note J--Weirton Liabilities.) The Series B Preferred Stock dividend permitted release and payment of $10.6 million and $15.3 million of previously unreleased Weirton Benefit Liabilities during 1993 and 1992, respectively, and a cash dividend of $1.4 million and $.8 million during 1993 and 1992, respectively, to reimburse NII for an obligation previously incurred in connection with the Weirton Benefit Liabilities. Upon the occurrence of certain events detailed in the Recapitalization Agreement, prior to or coincident with the Series B Preferred Stock final redemption, the released Weirton Benefit Liabilities will be recalculated by an independent actuary. Any adjustment to bring the balances of the released Weirton Benefit Liabilities to such recalculated amount will be dealt with in the Series B Preferred Stock redemption proceeds or otherwise settled. If the Company does not meet its preferred stock dividend and redemption obligations when due, NII has the right to cause NKK to purchase the Company's preferred stock dividend and redemption obligations. The Series B Preferred Stock is nontransferable and nonvoting.

  The remaining Series B Preferred Stock is subject to mandatory redemption on August 5, 2000 at a redemption price of $58.3 million and may not be redeemed prior to January 1, 1998 without the consent of NII.

  Periodic adjustments are made to consolidated retained earnings for the excess of the book value of the Series B Preferred Stock at the date of issuance over the redemption value. Based upon the Company's actuarial analysis, the unreleased Weirton Benefit Liabilities approximate the aggregate remaining dividend and redemption payments with respect to the Series B Preferred Stock and accordingly, such payments are expected to be made in the form of releases of NII from its obligations to indemnify the Company for corresponding amounts of the remaining unreleased Weirton Benefit Liabilities. At that time, the Company will be required to deposit cash equal to the redemption amount in the Weirton Retirement Trust, thus leaving the Company's net liability position unchanged. The Series B Preferred Stock, with respect to dividend rights and rights on liquidation, ranks senior to the Company's common stock and equal to the Series A Preferred Stock.

Class A Common Stock

  At December 31, 1993, the Company had 30,000,000 shares of $.01 par value Class A Common Stock authorized, of which 22,100,000 shares were issued and outstanding and owned by NKK. Each share of Class A Common Stock is entitled to two votes. No cash dividends were paid in 1993, 1992 or 1991.

Class B Common Stock

  At December 31, 1993, the Company had 65,000,000 shares of $.01 par value Class B Common Stock authorized. Of the 14,261,100 shares issued and outstanding, 3,400,000 were owned by NII and the remaining 10,861,100 shares were publicly traded. (See Note S--Subsequent Events.) No cash dividends were paid in 1993.

  The Company is restricted from paying cash dividends on Common Stock by various debt covenants. (See Note D--Long-Term Obligations and Related Party Indebtedness.)

  As of December 31, 1993, NKK held 75.6% of the combined voting power of the Company's 36,361,100 outstanding shares of Common Stock, while NII held 5.8% of the combined voting power of the Company. (See Note S--Subsequent Events.) The remaining 10,861,100 shares of Class B Common Stock held by the public represented 18.6% of the combined voting power of the outstanding Common Stock.

NOTE C--INVESTMENT IN IRON ORE COMPANY OF CANADA

  Summarized financial information for Iron Ore Company of Canada, a 19.96% owned affiliated company accounted for by the equity method is presented below:

                                                      YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1993      1992     1991
                                                     --------  -------- --------
                                                          (U.S. DOLLARS IN
                                                             THOUSANDS)
      Current assets...............................  $132,663  $137,495 $130,843
      Property, plant and equipment and other as-
       sets........................................   372,467   376,286  361,289
      Current liabilities..........................    95,336    98,725   81,048
      Long-term obligations and other liabilities..   157,273   149,280  138,099
      Sales and operating revenues.................   382,465   399,582  476,518
      Gross profit.................................    53,892    72,274  107,721
      Income before cumulative effect of accounting
       changes.....................................    26,215    16,203   38,121
      Cumulative effect of accounting changes......   (15,097)    5,836      --
      Net income...................................    11,118    22,039   38,121
      Company's equity in:
          Net assets...............................    50,403    53,049   54,488
          Net income...............................     2,219     4,399    7,609

NOTE D--LONG-TERM OBLIGATIONS AND RELATED PARTY INDEBTEDNESS

  Long-term obligations and related party indebtedness at December 31, 1993 and 1992 were as follows:

                                                               1993     1992
                                                             -------- --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
      First Mortgage Bonds, 8.375% Series due August 1,
       2006, with general first liens on principal plants,
       properties, certain subsidiaries, and an affiliated
       company.............................................  $115,587 $115,587
      Convertible Subordinated Debentures, 4.625% payable
       annually through 1994, convertible into NII common
       stock at $59.37 per share...........................     2,311    3,977
      Vacuum Degassing Facility Loan, 10.336% fixed rate
       due in semi-annual installments through 2000, with a
       first mortgage in favor of the lenders..............    42,661   47,090
      Continuous Caster Facility Loan, 10.057% fixed rate
       to 2000 when the rate will be reset to a current
       rate. Equal
       semi-annual payments due through 2007, with a first
       mortgage in favor of the lenders....................   128,859  132,946
      Coke Battery Loan, 7.615% fixed rate with semi-annual
       payments due through 2008. Lenders are wholly-owned
       subsidiaries of NKK and are unsecured...............   343,332  309,500
      Headquarters Building Loan, current interest rate
       4.275%, reset semi-annually through 1999, with a
       first mortgage in favor of the lender...............     8,923   10,000
      Unsecured project financing..........................       --    13,540
      Capitalized lease obligation.........................    32,806   34,371
      Other................................................    27,869   28,222
                                                             -------- --------
      Total long-term obligations and related party indebt-
       edness..............................................   702,348  695,233
      Less long-term obligations due within one year.......    28,257   33,468
                                                             -------- --------
      Long-term obligations and related party indebtedness.  $674,091 $661,765
                                                             ======== ========

  Future minimum payments for all long-term obligations and leases as of December 31, 1993 are as follows:

                                                                    OTHER LONG-
                                              CAPITALIZED OPERATING    TERM
                                                 LEASE     LEASES   OBLIGATIONS
                                              ----------- --------- -----------
                                                   (DOLLARS IN THOUSANDS)
      1994...................................   $ 5,491   $ 58,577   $ 26,506
      1995...................................     6,101     58,087     40,143
      1996...................................     6,712     54,922     59,891
      1997...................................     6,712     52,090     47,093
      1998...................................     6,712     48,719     48,425
      After 1998.............................    20,136    263,548    447,484
                                                -------   --------   --------
      Total payments.........................    51,864   $535,943   $669,542
                                                          ========   ========
        Less amount representing interest....    19,058
        Less current portion of obligation
         under capitalized lease.............     1,751
                                                -------
        Long-term obligation under capital-
         ized
         lease...............................   $31,055
                                                =======

  Operating leases include a coke battery facility which services the Granite City Division and expires in 2004, a continuous caster and the related ladle metallurgy facility which services the Great Lakes Division and expires in 2008, and an electrolytic galvanizing facility which services the Great Lakes Division (the "EGL") and expires in 2001. Upon expiration, the Company has the option to extend the leases or purchase the equipment at fair market value.

  The Company's remaining operating leases cover various types of properties, primarily machinery and equipment, which have lease terms generally for periods of 2 to 20 years, and which are expected to be renewed or replaced by other leases in the normal course of business. Rental expense under operating leases totaled $70.7 million, in 1993, $79.8 million in 1992 and $81.2 million in 1991.

  During 1993, the Company borrowed $40.5 million from a United States subsidiary of NKK, thereby completing the $350.0 million construction period financing for the No. 5 coke oven battery rebuild at the Great Lakes Division. Later in 1993, the Company paid $6.7 million in principal, and recorded $25.1 million in interest expense on the coke battery loan. Accrued interest on the loan as of December 31, 1993 was $10.5 million. Additionally, deferred financing costs related to the loan were $4.5 million and $4.2 million, respectively, as of December 31, 1993 and 1992.

Credit Arrangements

  The Company's credit arrangements include a $100 million revolving secured credit arrangement (the "Revolver"), a $150 million subordinated loan agreement (the "Subordinated Loan Agreement") and $25 million in uncommitted, unsecured lines of credit (the "Uncommitted Lines of Credit").

  The Revolver was amended and restated in December 1992 to extend the expiration date to December 31, 1994. The Revolver permits the Company to borrow up to $100 million on a short term basis, and provides the Company with the ability to issue up to $150 million in letters of credit. The Revolver is secured by the accounts receivable and inventories of the Company. This arrangement has interest rates which approximate current market rates for periods of one, two, three or six months. At December 31, 1993 and 1992, no borrowings were outstanding and letters of credit outstanding amounted to $113.7 million and $113.6 million, respectively, under the Revolver.

  The Subordinated Loan Agreement, which was entered into in May 1991 with a United States subsidiary of NKK, was also extended in December 1992 to an expiration date of April 1, 1995. This arrangement has interest rates which approximate current market rates for periods from one month to six months and permits the Company to borrow up to $150 million on an unsecured, short-term basis. The Revolver requires that the first $50 million in borrowings by the Company in excess of thirty days must come from the Subordinated Loan Agreement. Additional amounts borrowed would alternate between the Revolver and the Subordinated Loan Agreement up to $25 million in each increment. There were no borrowings under the Subordinated Loan Agreement during 1993 or 1992.

  The Uncommitted Lines of Credit permit the Company to borrow up to $25 million on an unsecured, short-term basis for periods of up to thirty days. One of these arrangements expires on March 31, 1994, while the other has no fixed expiration date and may be withdrawn at any time without notice. During 1993, the Company borrowed a maximum of $7.7 million under its Uncommitted Lines of Credit, which was repaid the next day. No borrowings were outstanding at December 31, 1993 and 1992.

  At December 31, 1993 the Company was prohibited from paying cash dividends on Common Stock by various common stock dividend covenants. The most restrictive dividend covenant is contained in the EGL lease agreement. The Company is not restricted from paying its annual Series A and B Preferred Stock dividend obligations.

NOTE E--PENSIONS

  The Company has various non-contributory defined benefit pension plans covering substantially all employees. Benefit payments for salaried employees are based upon a formula which utilizes employee age, years of credited service and the highest five consecutive years of pensionable earnings during the last ten years preceding normal retirement. Benefit payments to most hourly employees are the greater of a benefit calculation utilizing fixed rates per year of service or the highest five consecutive years of pensionable earnings during the last ten years preceding retirement, with a premium paid for years of service in excess of thirty years. The Company's funding policy is to contribute, at a minimum, the amount necessary to meet minimum funding standards as prescribed by applicable law. The Company utilizes a long-term rate of return of 9.0% for funding purposes. The Company's pension contributions for the 1993 and 1992 plan years were $30.8 million and $28.0 million, respectively. The Company anticipates that its 1994 pension contributions will increase by approximately $30 million attributable to both increases in benefits resulting from the July 31, 1993 settlement agreement (the "1993 Settlement Agreement") between the Company and the United Steelworkers of America ("USWA") and the decrease in the discount rate used to measure the pension obligation.

  Pension cost and related actuarial assumptions utilized are summarized below:

                                                  1993       1992      1991
                                                ---------  --------  ---------
                                                   (DOLLARS IN THOUSANDS)
      Assumptions:
        Discount rate..........................      8.75%     8.75%      8.75%
        Return on assets.......................      9.50%     9.50%      9.50%
        Average rate of compensation increase..      5.50%     5.50%      5.50%
      Pension Cost:
        Service cost........................... $  21,537  $ 18,924  $  19,302
        Interest cost..........................   100,783    96,004     92,719
        Actual return on plan assets...........  (160,561)  (58,772)  (170,534)
        Net amortization and deferral..........    89,567   (13,860)   108,196
                                                ---------  --------  ---------
        Net pension expense....................    51,326    42,296     49,683
        Curtailment and special termination
         charges...............................    35,005    12,656      1,627
        Other..................................       169       577        191
                                                ---------  --------  ---------
          Total pension costs.................. $  86,500  $ 55,529  $  51,501
                                                =========  ========  =========

  In connection with the temporary idling of National Steel Pellet Company ("NSPC"), a wholly-owned subsidiary of the Company, special termination benefits of $31.9 million related to hourly NSPC plan participants were recorded at December 31, 1993 and included in total pension cost above. (See Note P--Temporary Idling of National Steel Pellet Company.)

  The funded status of the Company's plans at year end along with the actuarial assumptions utilized are as follows:

                                                           1993        1992
                                                        ----------  ----------
                                                             (DOLLARS IN
                                                             THOUSANDS)
      Assumptions:
        Discount rate.................................        7.50%       8.75%
        Average rate of compensation increase.........        4.40%       5.50%
      Funded status:
        Accumulated benefit obligations ("ABO") in-
         cluding vested benefits of $1,280,360 and
         $944,913 for 1993 and 1992, respectively.....  $1,345,592  $1,006,769
        Effect of future pensionable earnings increas-
         es...........................................      90,589     152,640
                                                        ----------  ----------
        Projected benefit obligations ("PBO").........   1,436,181   1,159,409
        Plans' assets at fair market value............   1,089,273     990,217
                                                        ----------  ----------
        PBO in excess of plan assets at fair market
         value........................................     346,908     169,192
        Unrecognized transition obligation............     (80,197)    (85,415)
        Unrecognized net gain.........................      24,107      59,332
        Unrecognized prior service cost...............    (125,788)    (28,479)
        Adjustment required to recognize minimum pen-
         sion liability...............................     134,691      12,100
                                                        ----------  ----------
      Total pension liability.........................     299,721     126,730
      Less pension obligation due within one year.....      10,928       6,511
                                                        ----------  ----------
          Long-term pension liability.................  $  288,793  $  120,219
                                                        ==========  ==========

  The adjustment required to recognize the minimum pension liability of $134.7 million in 1993 represents the excess of the ABO over the fair value of plan assets in underfunded plans, and is primarily the result of the 1.25% decrease in the discount rate, as well as increased pension benefits resulting from the 1993 Settlement Agreement. The unfunded liability in excess of the unrecognized prior service cost of $5.9 million was recorded as a reduction in stockholders' equity at December 31, 1993. The remaining portion of the unfunded liability of $128.8 million was offset by an intangible pension asset.

  At December 31, 1993, the Company's pension plans' assets were comprised of approximately 50.0% equity investments, 39.9% fixed income investments, 4.1% cash and 6.0% in other investments including real estate and venture capital.

NOTE F--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  Effective January 1, 1993, the Company implemented SFAS 106 which requires accrual of retiree medical and life insurance benefits as these benefits are earned rather than recognition of these costs as claims are paid. In 1993, the excess of total postretirement benefit expense recorded under SFAS 106 over the Company's former method of accounting for these benefits was $97.6 million, or $59.5 million excluding curtailment charges, or $1.77 and $1.08 per share net of tax, respectively. In 1993 the Company's cash OPEB payments were approximately $32 million.

  The Company provides health care and life insurance benefits for certain retirees and their dependents. Generally, employees are eligible to participate in the medical benefit plans if they retired under one of the

Company's pension plans on other than a deferred vested basis, and at the time of retirement had at least 15 years of continuous service. However, salaried employees hired after January 1, 1993 are not eligible to participate in the plans. The Company's medical benefit plans are contributory. Health care benefits are funded as claims are paid; thus adoption of SFAS 106 has no impact on the cash flows of the Company. However, as discussed below, the Company will begin prefunding the OPEB obligation for USWA represented employees in 1994. The Company elected to amortize the unrecognized transition obligation, which was calculated to be $556.0 million at January 1, 1993, over a period of 20 years, in part, to continually focus the attention of its employees on the magnitude of its rising health care costs. Amortization of the transition obligation will adversely impact EPS on an after tax basis by approximately $.45 per year for the next 19 years based upon shares of common stock outstanding at December 31, 1993.

  The components of postretirement benefit cost and related actuarial assumptions are as follows:

                                                                         1993
                                                                      ----------
                                                                       (DOLLARS
                                                                          IN
                                                                      THOUSANDS)
      Assumptions:
        Discount rate................................................      8.75%
        Health care trend rate.......................................     11.20%
      Postretirement benefit cost:
        Service cost.................................................  $ 12,912
        Interest cost................................................    52,811
        Amortization of transition obligation........................    28,071
        Gains........................................................    (8,176)
                                                                       --------
        Net periodic benefit cost....................................    85,618
        Curtailment charges..........................................    38,061
                                                                       --------
          Total postretirement benefit cost..........................  $123,679
                                                                       ========

  In connection with the temporary idling of NSPC, curtailment charges of $36.7 million related to hourly NSPC plan participants were recorded at December 31, 1993 and included in total postretirement benefit cost at December 31, 1993. (See Note P--Temporary Idling of National Steel Pellet Company.)

  The following represents the plans' funded status reconciled with amounts recognized in the Company's balance sheet and related actuarial assumptions:

                                                             1993
                                                   ---------------------------
                                                   DECEMBER 31  JANUARY 1
                                                   -----------  ---------
                                                        (DOLLARS IN
                                                        THOUSANDS)
      Assumptions:
        Discount rate.............................       7.75%       8.75%
        Health care trend rate....................      10.30%      11.20%
      Accumulated postretirement benefit obliga-
       tion ("APBO"):
        Retirees.................................. $  457,295   $ 431,683
        Fully eligible active participants........     99,773      95,384
        Other active participants.................    117,765      95,054
                                                   ----------   ---------
          Total...................................    674,833     622,121
      Plan assets at fair value:..................        --          --
                                                   ----------   ---------
        APBO in excess of plan assets.............    674,833     622,121
        Unrecognized transition obligation........   (503,683)   (556,005)
        Unrecognized net loss.....................    (13,715)        --
                                                   ----------   ---------
          Postretirement benefit liability........ $  157,435   $  66,116
                                                   ==========   =========

  The assumed health care cost trend rate of 10.3% in 1994 decreases gradually to the ultimate trend rate of 5.0% in 2002 and thereafter. A 1.0% increase in the assumed health care cost trend rate would have increased the APBO at December 31, 1993 and postretirement benefit cost for 1993 by $26.7 million and $3.3 million, respectively.

  Differences between January 1, 1993 SFAS 106 disclosures at December 31, 1993 and in the Company's March 31, 1993 Form 10-Q reflect the fact that the adoption amounts disclosed in interim reports were based upon preliminary claims data through December 31, 1992, whereas the year end disclosure was based upon final data. In addition, the Company utilized a flat 8.75% discount rate at January 1, 1993 versus an initial rate of 6.0% which was to gradually increase to a 9.0% rate in 1996, as discussed in the March 31, 1993 Form 10-Q.

  In connection with the 1993 Settlement Agreement between the Company and the USWA, the Company will begin prefunding the OPEB obligation with respect to USWA represented employees in 1994. Under the terms of the 1993 Settlement Agreement, a Voluntary Employee Benefit Association trust (the "VEBA Trust") will be established to which the Company has agreed to contribute a minimum of $10 million annually and, under certain circumstances, additional amounts calculated as set forth in the 1993 Settlement Agreement. The Company has granted to the VEBA a second mortgage on the No. 5 coke oven battery at the Great Lakes Division.

NOTE G--POSTEMPLOYMENT BENEFITS

  During the fourth quarter of 1993, the Company adopted SFAS 112 which requires accrual accounting for benefits payable to inactive employees who are not retired. Among the more significant benefits included are worker's compensation, long-term disability and continued medical coverage for disabled employees and surviving spouses. The Company previously followed the practice of accruing for many of these benefits, but did not base these accruals on actuarial analyses.

  Prior year financial statements have not been restated to reflect the change in accounting method. The cumulative effect as of January 1, 1993 of this change was to increase the net loss by $16.5 million or $.49 per share. The results of operations for the first quarter have been restated to reflect the effect of adopting SFAS 112 at January 1, 1993. The effect of the change on 1993 income before the cumulative effect of the change was not material, therefore the remaining quarters of 1993 have not been restated.

NOTE H--OTHER LONG-TERM LIABILITIES

  Other long-term liabilities at December 31, 1993 and 1992 consisted of the following:

                                                                 1993     1992
                                                               -------- --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
      Deferred gain on sale leasebacks.......................  $ 29,032 $ 31,281
      Insurance and employee benefits (excluding pensions and
       OPEB).................................................    97,442   88,925
      Plant closings.........................................    74,127   45,780
      Released Weirton Benefit Liabilities...................   122,137  125,981
      Other..................................................    28,619   12,631
                                                               -------- --------
      Total other long term liabilities......................  $351,357 $304,598
                                                               ======== ========

NOTE I--INCOME TAXES

  Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by SFAS 109. As permitted under the new pronouncement, prior years' financial statements were not restated. The cumulative effect of adopting SFAS 109, as of January 1, 1992, was to decrease the net loss for 1992 by $76.3 million.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1993 and 1992 are as follows:

                                                             1993       1992
                                                           ---------  ---------
                                                               (DOLLARS IN
                                                               THOUSANDS)
      Deferred tax assets:
        Reserves.........................................  $ 180,600  $ 204,900
        Employee benefits................................    120,600     44,200
        Net operating loss carryforwards.................    189,600    138,100
        Leases...........................................     24,200     23,500
        Deferred gain....................................      8,500      9,100
        Federal tax credits..............................      5,200      5,200
        Other............................................     18,400      4,700
                                                           ---------  ---------
          Total deferred tax assets......................    547,100    429,700
      Valuation allowance................................   (263,200)  (189,100)
                                                           ---------  ---------
        Deferred tax assets net of valuation allowance...    283,900    240,600
                                                           ---------  ---------
      Deferred tax liabilities:
        Book basis of property in excess of tax basis....   (151,900)  (148,100)
        Excess tax LIFO over book........................    (31,000)   (29,400)
        Other............................................    (20,400)   (20,100)
                                                           ---------  ---------
          Total deferred tax liabilities.................   (203,300)  (197,600)
                                                           ---------  ---------
        Net deferred tax asset after valuation allowance.  $  80,600  $  43,000
                                                           =========  =========

  In 1992, available tax planning strategies served as the only basis for determining the amount of the net deferred tax asset to be recognized. As a result, a full valuation allowance was recorded, except for the $43.0 million recognized pursuant to those tax planning strategies. In 1993, the Company determined that it was more likely than not that sufficient future taxable income would be generated to justify increasing the net deferred tax asset after valuation allowance as presented above. Accordingly, the Company recognized an additional deferred tax asset of $37.6 million in 1993, which had the effect of decreasing the Company's net loss by a like amount, bringing the net deferred tax asset to $80.6 million at December 31, 1993.

  Significant components of the provision for income taxes are as follows:

                                                           LIABILITY    DEFERRED
                                                            METHOD       METHOD
                                                         -------------- --------
                                                           1993    1992   1991
                                                         --------  ---- --------
                                                         (DOLLARS IN THOUSANDS)
      Current: state and foreign........................ $     89  $156   $118
      Deferred..........................................  (37,600)  --     --
                                                         --------  ----   ----
          Total tax provision (credit).................. $(37,511) $156   $118
                                                         ========  ====   ====

  The reconciliation of the income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                       DEFERRED
                                                   LIABILITY METHOD     METHOD
                                                  -------------------  --------
                                                    1993       1992      1991
                                                  ---------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
      Tax at U.S. statutory rates...............  $(103,700) $(25,300) $(64,400)
      Extraordinary item........................        --    (17,000)      --
      Net operating loss carryforward for which
       no benefit was recognized................     51,500    35,856    35,020
      Temporary deductible differences for which
       no benefit was recognized (net)..........     22,600    10,400    33,798
      State and foreign income taxes, net of
       federal benefit..........................        100       100       100
      Depletion.................................        --     (2,300)   (2,000)
      Dividend exclusion........................     (1,600)   (1,600)   (2,400)
      Other.....................................     (6,411)      --        --
                                                  ---------  --------  --------
          Total tax provision...................  $ (37,511) $    156  $    118
                                                  =========  ========  ========

  At December 31, 1993, the Company has unused net operating loss carryforwards of approximately $525.3 million which expire as follows: $30.7 million in 1998, $78.1 million in 2000, $71.3 million in 2001, $108.0 million in 2006, $99.4 million in 2007 and $137.8 million in 2008. Tax benefits relating to operating loss carryforwards were not recorded in 1991 in accordance with APB 11. To date, the Company believes that it has not undergone an ownership change for federal income tax purposes, however there can be no assurance that the Company will not undergo such a change in the future. Future events, some of which may be beyond the Company's control, could cause an ownership change. An ownership change may substantially limit the Company's ability to offset future taxable income with its net operating loss carryforwards.

  At December 31, 1993, the Company has unused alternative minimum tax credit carryforwards of approximately $3.2 million which may be applied to offset its future regular federal income tax liabilities. These tax credits may be carried forward indefinitely.

NOTE J--WEIRTON LIABILITIES

  On January 11, 1984, the Company completed the sale of substantially all of the assets of its Weirton Steel Division to Weirton Steel Corporation, a corporation owned by its employees, through an employee stock ownership trust. In connection with the sale of Weirton, the Company retained certain existing and contingent liabilities (the "Weirton Liabilities") including the Weirton Benefit Liabilities, which consist of, among other things, pension benefits for the then active employees based on service prior to the sale, and pension, life and health insurance benefits for the then retired employees and certain environmental liabilities.

  As part of the 1984 sale of a 50% interest in the Company to NKK, NII agreed, as between NII and the Company, to provide in advance sufficient funds for payment and discharge of, and to indemnify the Company against, all obligations and liabilities of the Company, whether direct, indirect, absolute or contingent, incurred or retained by the Company in connection with the sale of Weirton. As part of the 1990 ownership transaction whereby NKK purchased an additional 20% ownership in the Company, the Company released NII from indemnification of $146.6 million of certain defined Weirton Benefit Liabilities. NII also reaffirmed its agreement to indemnify the Company for Weirton environmental liabilities as to which the Company is obligated to Weirton Steel Corporation. (See Note S--Subsequent Events.) On May 4, 1993, the Company released NII from an additional $67.8 million of previously unreleased Weirton Benefit Liabilities in connection with the early redemption of 10,000 shares of Series B Preferred Stock.

  At December 31, 1993, the net present value of the released Weirton Benefit Liabilities, based upon a discount factor of 12.0% per annum, is $140.1 million. NII continues to indemnify the Company for the remaining unreleased Weirton Benefit Liabilities and other liabilities. Since the Company is indemnified by NII for such remaining liabilities, they are not recorded in the Company's consolidated balance sheet. Such Weirton Liabilities are comprised of (i) the unreleased Weirton Benefit Liabilities, the amount of which, based on the Company's actuarial analysis, approximates the aggregate remaining dividend and redemption payments of $112.7 million with respect to the Series B Preferred Stock and (ii) other contingent liabilities, such as environmental liabilities, that are not currently estimable.

NOTE K--UNUSUAL ITEMS

  During 1993, the Company recorded unusual charges which totaled $111.0 million, primarily relating to the temporary idling of NSPC. (See Note P-- Temporary Idling of National Steel Pellet Company.) A fourth quarter charge of $108.6 million was recorded to recognize various liabilities incurred in connection with the idling, most notably pensions and postemployment benefits. Additionally, the Company recorded a charge of $4.5 million relating to the acceptance by represented office and technical employees of a voluntary pension window offered by the Company as a part of its functional consolidation and reorganization plan.

  In 1992, the Company recorded unusual charges aggregating $37.0 million relating principally to a pension window and the Company's decision to exit the coal mining business. A charge of $13.3 million was recognized relating to a 1992 pension window as part of the consolidation of certain staff functions and the relocation of its corporate office to Mishawaka, Indiana from Pittsburgh, Pennsylvania. As a result of management's decision to exit the coal mining business, an unusual charge of $24.9 million was recognized during the fourth quarter to reduce certain coal properties to net realizable value and record postemployment, environmental and other liabilities.

  During 1991, the Company recorded unusual charges which totaled $110.7 million. A charge of $41.5 million was recorded for the estimated costs anticipated to be incurred in conjunction with the consolidation of certain staff functions and relocation in 1992 of the corporate headquarters to Mishawaka, Indiana from Pittsburgh, Pennsylvania. An unusual charge of $25.5 million related to the Company's decision to permanently idle its Mathies coal mine after efforts to obtain third party financing to reopen the mine after a fire were unsuccessful. Concurrently, the Company undertook an evaluation of its other coal properties and operations and recorded an unusual charge of $43.7 million to reduce certain coal properties to net realizable value and to recognize postemployment, environmental and other liabilities.

NOTE L--RELATED PARTY TRANSACTIONS

  Summarized below are transactions between the Company and NKK, NII and the Company's affiliated companies accounted for under the equity method.

  The Company had borrowings outstanding with an NKK affiliate totaling $343.3 million and $309.5 million as of December 31, 1993 and 1992, respectively. (See Note D--Long-Term Obligations and Related Party Indebtedness.) Subsidiaries of the Company sold coal to and purchased coke from a subsidiary of NKK in 1991 totaling $7.5 million and $22.5 million, respectively. There were no such coal sales or coke purchases of this type in 1993 or 1992. Accounts receivable and accounts payable relating to these transactions totalled $3.2 million and $2.5 million, respectively, at each of the two years ended December 31, 1993.

  The Company's selling, general and administrative expenses for 1992 and 1991 included charges of $2.2 million and $3.9 million, respectively, for facilities provided and direct services performed by NII for the benefit of the Company, all of which arrangements have expired or have been terminated. During January 1994, NII completed the sale of substantially all of its 3,400,000 shares of Class B Common Stock.

  In both 1993 and 1992, cash dividends of $4.0 million were paid on the Series A Preferred Stock. Accrued dividends of $0.6 million were recorded as of December 31, 1993 and 1992 related to the Series A Preferred Stock. For 1993 and 1992, Series B Preferred Stock dividend payments totaling $12.0 million and $16.1 million were made through the release and payment of $10.6 million and $15.3 million of previously unreleased Weirton Benefit Liabilities and $1.4 million and $.8 million of cash to reimburse NII for an obligation previously incurred in connection with certain Weirton Liabilities, respectively. At December 31, 1993 and 1992, accrued dividends related to the Series B Preferred Stock totalled $1.2 million and $2.4 million, respectively.

  The Company is contractually required to purchase its proportionate share of raw material production from certain affiliated companies. Such purchases of raw materials and services aggregated $65.9 million in 1993, $63.3 million in 1992 and $65.3 million in 1991. Additional expenses were incurred in connection with the operation of a joint venture agreement. (See Note N--Other Commitments and Contingencies.) Accounts payable at December 31, 1993 and 1992 included amounts with affiliated companies accounted for by the equity method of $29.1 million and $24.3 million, respectively.

NOTE M--ENVIRONMENTAL LIABILITIES

  The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. Because these environmental laws and regulations are quite stringent and are generally becoming more stringent, the Company has expended, and can be expected to expend in the future, substantial amounts for compliance with these laws and regulations.

  It is the Company's policy to expense or capitalize, as appropriate, environmental expenditures that relate to current operating sites. Environmental expenditures that relate to past operations and which do not contribute to future or current revenue generation are expensed. With respect to costs for environmental assessments or remediation activities, or penalties or fines that may be imposed for noncompliance with such laws and regulations, such costs are accrued when it is probable that liability for such costs will be incurred and the amount of such costs can be reasonably estimated.

  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible party ("PRP") at a number of off-site CERCLA or state superfund site proceedings. At some of these sites, any remediation costs incurred by the Company would constitute liabilities for which NII is required to indemnify the Company ("NII Environmental Liabilities"). In addition, at some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability. With respect to those sites which the Company has sufficient information to estimate its potential liability, excluding any site involving NII Environmental Liabilities, the Company has recorded an aggregate liability of approximately $2 million, which it anticipates paying over the next several years.

  In connection with those sites involving NII Environmental Liabilities, in January, 1994, the Company received $10 million from NII as an unrestricted prepayment for such liabilities for which the Company recorded $10 million as a liability in its consolidated balance sheet. The Company is required to repay NII portions of the $10 million to the extent the Company's expenditures for such NII Environmental Liabilities do not meet specified levels by certain dates over a twenty year period. NII will continue to be obligated to indemnify the Company for all other NII Environmental Liabilities (i) arising before such prepayment or (ii) arising after such prepayment and exceeding the $10 million prepayment. (See Note J--Weirton Liabilities and Note S--Subsequent Events.)

  The Company has also recorded the reclamation and other costs to restore its coal and iron ore mines at its shutdown locations to their original and natural state, as required by various federal and state mining statutes. (See Note K-- Unusual Items). Additionally, in October 1993, NSPC announced its intention to temporarily idle the iron ore mining and pelletizing operations conducted at the facility. A final decision to permanently shut down these operations would result in additional charges. (See Note P--Temporary Idling of National Steel Pellet Company.)

  Since the Company has been conducting steel manufacturing and related operations at numerous locations for over sixty years, the Company potentially may be required to remediate or reclaim any contamination that may be present at these sites. The Company does not have sufficient information to estimate its potential liability in connection with any potential future remediation at such sites. Accordingly, the Company has not accrued for such potential liabilities.

  As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. However, although the outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations for the applicable period, the Company has no reason to believe that such outcome will have a material adverse effect on the Company's financial condition.

  In April 1993, the United States Environmental Protection Agency published a proposed guidance document establishing minimum water quality standards and other pollution control policies and procedures for the Great Lakes System. Until such guidance document is finalized, the Company cannot estimate its potential costs for compliance, and there can be no assurances that such compliance will not have a material adverse effect on the Company's financial condition.

NOTE N--OTHER COMMITMENTS AND CONTINGENCIES

  The Company has an agreement providing for the availability of raw material loading and docking facilities through 2002. Under this agreement, the Company must make advance freight payments if shipments fall below specified minimum tonnages. At December 31, 1993, the maximum amount of such payments, before giving effect to certain credits provided in the agreement, totals approximately $18 million or $2 million per year. During the three years ended December 31, 1993, no advance freight payments were made as the Company's shipments exceeded the minimum tonnage requirements. The Company anticipates its shipments will exceed the minimum tonnage requirements in 1994.

  In September 1990, the Company entered into a joint venture agreement to build a $240 million continuous galvanizing line to serve North American automakers. This joint venture coats steel products for the Company and an unrelated third party. The Company is a 10% equity owner of the facility, an unrelated third party is a 50% owner, and a subsidiary of NKK owns the remaining 40%. The Company has contributed $5.6 million in equity capital, which represents its total equity requirement. In addition, the Company is committed to utilize and pay a tolling fee in connection with 50% of the available line-time of the facility. The agreement extends for 20 years after the start of production, which commenced in January 1993.

  In March 1992, a wholly-owned subsidiary of the Company finalized a turnkey contract for the construction and permanent financing of a pickle line (the "Pickle Line") servicing the Great Lakes Division. The total financing commitment amounts to $110 million. During 1993 the Company utilized $20 million of the proceeds from the IPO to reduce the amount of construction borrowings outstanding and the total commitment to $90 million. As of December 31, 1993 the construction period financing was being provided by the contractor and was not a liability of the Company. In January 1994, upon completion and acceptance of the Pickle Line, the permanent financing commenced with repayment occurring over a fourteen-year period. The Pickle Line will not be subject to the lien under the Company's First Mortgage Bonds, but will be subject to a first mortgage in favor of the lender.

  In May 1992, the Company signed an agreement to enter into a joint venture with an unrelated third party. The joint venture, Double G Coating Company, L.P. ("Double G"), of which the Company owns 50%, is constructing a $90 million steel coating facility near Jackson, Mississippi to produce galvanized and Galvalume(R) steel sheet for the metal buildings market. Approximately 20% of the total cost will be financed equally through partners' capital contributions with the remaining 80% financed by a group of third party lenders. The Company has committed to invest capital contributions of approximately $9 million of which $7.6 million has been contributed to date. The balance of approximately $1.4 million will be paid during the first half of 1994. In addition, the Company is committed to utilize and pay a tolling fee in connection with 50% of the available line time at the facility. Management anticipates that production will begin in mid-1994.

  In August 1992, Double G entered into a loan agreement with a consortium of lenders that provides up to $75 million in construction-period financing which converts to a 10 year loan upon completion and acceptance of the facility by Double G. Repayment of the permanent loan is scheduled to commence 18 months after completion and acceptance of the facility and will be amortized over 10 years. Double G will provide a first mortgage on its property, plant and equipment and the Company has separately guaranteed 50% of the debt. At December 31, 1993, outstanding borrowings on the construction loan were $60.4 million, of which $30.2 million is separately guaranteed by the Company.

  The Company has agreements to purchase approximately 1.4 million gross tons of iron ore pellets per year through 1999 from an affiliated company, and 5.4 million gross tons in 1994 from various non-affiliated companies. In 1994, purchases under such agreements will approximate $50 million and $145 million, respectively. Additionally, the Company has agreed to purchase its proportionate share of the limestone production of an affiliated company, which will approximate $2 million per year.

  The Company is guarantor of specific obligations of ProCoil Corporation, an affiliated company, approximating $10.8 million and $9.5 million at December 31, 1993 and 1992, respectively.

NOTE O--EXTRAORDINARY ITEM

  The Rockefeller Amendment, which became effective February 1, 1993, is designed to provide funding for the United Mine Workers of America ("UMWA") retiree medical and life insurance benefits programs by transferring funds from other sources and imposing a liability on all signatories to certain UMWA collective bargaining agreements for current fund deficits and present and future benefit costs for qualifying UMWA retirees. The Company has subsidiaries that are signatories of the 1988 UMWA Wage Agreement and thus falls within the Rockefeller Amendment's provisions. The Rockefeller Amendment also extends, jointly and severally, the liability for the cost of retiree medical and life insurance benefits to any members of the signatory operator's control group, which would include the Company.

  During 1992, the Company recorded a charge of $50 million, representing management's best estimate of its liability for UMWA beneficiaries. Based upon preliminary assignments from the Secretary of Health and Human Services received during 1993, the Company believes this reserve is adequate. However, the amount is subject to future adjustment when additional information relating to beneficiaries becomes available.

NOTE P--TEMPORARY IDLING OF NATIONAL STEEL PELLET COMPANY

  On August 1, 1993, the USWA went on strike against NSPC over demands for a new labor contract at NSPC. In October 1993, NSPC announced its intention to temporarily idle the facility. During the period from August 1, 1993 to date, the Company has secured its pellet requirements from other sources. The Company currently has entered into agreements that will satisfy its iron ore pellet requirements through 1994 at a lower cost than could be obtained by operating NSPC. It is management's intention to secure long term contracts for the purchase of iron ore pellets for a period of one to three years.

  The Company recorded an unusual charge of $108.6 million during the fourth quarter of 1993 which is comprised of employee benefit related charges of $90.9 million (principally pensions and OPEB), taxes of $7.9 million and miscellaneous other costs of $9.8 million relating to the three year idle period. Management has not made a final decision regarding the permanent shutdown of NSPC; however, a decision to permanently shut down the facility would result in additional charges which management currently estimates to be approximately $160 million.

  The USWA has filed 19 unfair labor practice charges with the National Labor Relations Board (the "NLRB") regarding the NSPC dispute. The USWA's charges include allegations that NSPC failed to bargain in good faith. NSPC has responded to the charges and has denied any unfair labor practices. If the NLRB finds against NSPC, it could issue an order requiring NSPC to pay back pay and front pay until the labor practices are corrected or to cease and desist unfair labor practices and bargain in good faith.

NOTE Q--LONG TERM INCENTIVE PLAN

  The Long Term Incentive Plan was established in 1993 in connection with the IPO and has authorized the grant of options for up to 750,000 shares of Class B Common Stock to certain executive officers, non-employee directors and other employees of the Company. The exercise price of the options equals the fair market value of the Common Stock on the date of grant. All options granted have 10 year terms and generally vest and become fully exercisable at the end of the three years of continued employment. However, in the event that termination is by reason of retirement, permanent disability or death, the option must be exercised in whole or in part within 24 months of such occurrences.

  The Company currently follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which requires compensation expense for the Company's options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted in 1993.

  A reconciliation of the Company's stock option activity, and related information, for 1993 follows:

                                                                       EXERCISE
                                                              NUMBER     PRICE
                                                                OF     (WEIGHTED
                                                             OPTIONS   AVERAGE)
                                                             --------  ---------
      Balance outstanding at January 1, 1993................      --       --
      Granted...............................................  755,000   $13.99
      Exercised.............................................      --
      Forfeited............................................. (170,832)
                                                             --------
      Balance outstanding at December 31, 1993..............  584,168   $13.99
                                                             ========
      Exercisable at December 31, 1993......................    5,418
                                                             ========

  On January 1, 1994, an additional 43,750 options became exercisable.

  Outstanding stock options did not enter into the determination of EPS in 1993 as their effect was antidilutive.

NOTE R--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  Following are the unaudited quarterly results of operations for the years 1993 and 1992. The quarters ended March 31, 1993 and 1992 have each been restated to reflect adoption of SFAS 112 and SFAS 109, respectively, retroactive to the beginning of each of those years. The remaining quarters of 1993 and 1992 were not impacted by the changes. Reference should be made to Note K--Unusual Items concerning adjustments affecting the fourth quarters of 1993 and 1992.

                                                      1993
                                  ---------------------------------------------
                                              THREE MONTHS ENDED,
                                  (RESTATED)
                                   MARCH 31  JUNE 30   SEPTEMBER 30 DECEMBER 31
                                  ---------- --------  ------------ -----------
                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                    AMOUNTS)
Net sales........................  $587,398  $622,684    $623,272    $ 585,446
Gross profit (loss)..............    (3,737)   19,389      15,055       (3,379)
Unusual charges..................       --        --       (3,294)    (107,672)
Loss before cumulative effect of
 accounting change...............   (53,665)  (17,463)    (32,479)    (138,801)
Cumulative effect of accounting
 change..........................   (16,453)      --          --           --
Net loss.........................   (70,118)  (17,463)    (32,479)    (138,801)
Per share earnings applicable to
 Common Stock:
Loss before cumulative effect of
 accounting change...............  $  (2.19) $   (.58)   $   (.97)   $   (3.89)
Net loss.........................  $  (2.81) $   (.58)   $   (.97)   $   (3.89)

                                                      1992
                                  ---------------------------------------------
                                              THREE MONTHS ENDED,
                                  (RESTATED)
                                   MARCH 31  JUNE 30   SEPTEMBER 30 DECEMBER 31
                                  ---------- --------  ------------ -----------
                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                    AMOUNTS)
Net sales........................  $564,076  $621,287    $615,205    $572,749
Gross profit.....................    29,849    52,342      44,103      25,400
Unusual charges..................       --     (2,800)     (9,000)    (25,184)
Income (loss) before extraordi-
 nary item and cumulative effect
 of accounting change............   (19,070)    4,493     (11,121)    (48,985)
Extraordinary item...............       --        --          --      (50,000)
Cumulative effect of accounting
 change..........................    76,251       --          --          --
Net income (loss)................    57,181     4,493     (11,121)    (98,985)
Per share earnings applicable to
 Common Stock:
Net income (loss) before
 extraordinary item and
 cumulative effect of accounting
 change..........................  $   (.92) $    .01    $   (.61)   $  (2.09)
Net income (loss)................  $   2.07  $    .01    $   (.61)   $  (4.05)

NOTE S--SUBSEQUENT EVENTS

  During January 1994, NII sold substantially all of its 3,400,000 shares of Class B Common Stock. In connection with the IPO, the Company entered into a definitive agreement (the "Agreement") with NII and NKK which amends certain terms and conditions of the Recapitalization Agreement. Pursuant to the Agreement, NII paid the Company $10 million as an unrestricted prepayment for environmental obligations which may arise after such prepayment and for which NII has previously agreed to indemnify the Company. The Company is required to repay to NII portions of the $10 million to the extent the Company's expenditures for such environmental liabilities do not reach specified levels by certain dates over a twenty year period. NII retains responsibility to indemnify the Company for remaining environmental liabilities arising before such prepayment or arising after such prepayment and in excess of $10 million.

  On January 24, 1994, the United States Supreme Court denied Bessemer & Lake Erie's ("B&LE") petition for certiorari in the Iron Ore Antitrust Litigation, thus sustaining the Company's judgement against the B&LE. On February 11, 1994, the Company received approximately $111 million, including interest, in satisfaction of this judgment. Pursuant to the terms of the 1993 Settlement Agreement, approximately $11 million of the proceeds will be deposited into a VEBA Trust established to prefund the Company's OPEB obligation with respect to USWA represented employees. (See Note F--Postretirement Benefits Other Than Pensions.) Of the remaining proceeds, the Company plans to use approximately $60 million for working capital and general corporate purposes and nearly $40 million to repay outstanding indebtedness. The Company had not recorded a gain for this contingency as of December 31, 1993, pending the outcome of the B&LE petition. However, the Company will recognize this gain in the first quarter of 1994.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                           (IN THOUSANDS OF DOLLARS)

        COLUMN A          COLUMN B  COLUMN C      COLUMN D       COLUMN E      COLUMN F
        --------         ---------- ---------    -----------   ------------- -------------
                         BALANCE AT                            OTHER CHANGES
                         BEGINNING  ADDITIONS                  ADD (DEDUCT)   BALANCE AT
     CLASSIFICATION      OF PERIOD   AT COST     RETIREMENTS     DESCRIBE    END OF PERIOD
     --------------      ---------- ---------    -----------   ------------- -------------
YEAR ENDED DECEMBER 31,
 1993
  Land and land improve-
   ments................ $  219,593 $  5,396      $  3,765         $--        $  221,224
  Buildings.............    291,460    4,034        36,457(2)       --           259,037
  Machinery and equip-
   ment.................  2,775,090  151,278(1)    109,837(3)       --         2,816,531
                         ---------- --------      --------         ----       ----------
    TOTAL............... $3,286,143 $160,708      $150,059         $--        $3,296,792
                         ========== ========      ========         ====       ==========
YEAR ENDED DECEMBER 31,
 1992
  Land and land improve-
   ments................ $  205,342 $ 14,901      $    650         $--        $  219,593
  Buildings.............    275,412   16,087            39          --           291,460
  Machinery and equip-
   ment.................  2,563,330  252,953(1)     41,193          --         2,775,090
                         ---------- --------      --------         ----       ----------
    TOTAL............... $3,044,084 $283,941      $ 41,882         $--        $3,286,143
                         ========== ========      ========         ====       ==========
YEAR ENDED DECEMBER 31,
 1991
  Land and land improve-
   ments................ $  212,881 $  1,884      $  9,423         $--        $  205,342
  Buildings.............    274,093    1,368            49          --           275,412
  Machinery and equip-
   ment.................  2,432,067  174,973(1)     43,710          --         2,563,330
                         ---------- --------      --------         ----       ----------
    TOTAL............... $2,919,041 $178,225      $ 53,182         $--        $3,044,084
                         ========== ========      ========         ====       ==========

NOTE 1--Includes approximately $31.9 million, $198.4 million and $101.6 million at December 31, 1993, 1992 and 1991, respectively, related to the No. 5 coke battery rebuild.
NOTE 2--Includes $31.3 million related to the sale of coal properties.
NOTE 3--Includes $47.6 million related to the sale of coal properties.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

       SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                           (IN THOUSANDS OF DOLLARS)

        COLUMN A          COLUMN B    COLUMN C (1)     COLUMN D     COLUMN E   COLUMN F
        --------         ---------- ----------------- -----------   -------- -------------
                                                                     OTHER
                                                                    CHANGES
                         BALANCE AT ADDITIONS CHARGED                 ADD
                         BEGINNING         TO                       (DEDUCT)  BALANCE AT
     CLASSIFICATION      OF PERIOD  COSTS AND EXPENSE RETIREMENTS   DESCRIBE END OF PERIOD
     --------------      ---------- ----------------- -----------   -------- -------------
YEAR ENDED DECEMBER 31,
 1993
  Land and land improve-
   ments................ $   90,771     $  3,987       $    581       $--     $   94,177
  Buildings.............    167,978        4,341         27,875(2)     --        144,444
  Machinery and equip-
   ment.................  1,631,927      129,172        101,665(3)     --      1,659,434
                         ----------     --------       --------       ----    ----------
    TOTAL............... $1,890,676     $137,500       $130,121       $--     $1,898,055
                         ==========     ========       ========       ====    ==========
YEAR ENDED DECEMBER 31,
 1992
  Land and land improve-
   ments................ $   77,455     $ 13,350       $     34       $--     $   90,771
  Buildings.............    163,441        4,578             41        --        167,978
  Machinery and equip-
   ment.................  1,554,218      115,201(4)      37,492        --      1,631,927
                         ----------     --------       --------       ----    ----------
    TOTAL............... $1,795,114     $133,129       $ 37,567       $--     $1,890,676
                         ==========     ========       ========       ====    ==========
YEAR ENDED DECEMBER 31,
 1991
  Land and land improve-
   ments................ $   74,782     $  2,746       $     73       $--     $   77,455
  Buildings.............    158,081        5,360            --         --        163,441
  Machinery and equip-
   ment.................  1,461,264      139,765(5)      46,811        --      1,554,218
                         ----------     --------       --------       ----    ----------
    TOTAL............... $1,694,127     $147,871       $ 46,884       $--     $1,795,114
                         ==========     ========       ========       ====    ==========

NOTE 1--The annual provision for depreciation has been computed principally in accordance with the following ranges of lives:

      Land and land improve-
       ments.................... 10 to 20 years
      Buildings................. 10 to 45 years
      Machinery and equipment...  3 to 15 years

NOTE 2--Includes $25.0 million related to the sale of coal properties.
NOTE 3--Includes $44.4 million related to the sale of coal properties.
NOTE 4--Includes $18.2 million related to writedowns of certain coal mining assets.
NOTE 5--Includes $30.9 million related to asset writedowns of Mathies coal mine as well as certain coal mining assets.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

            SCHEDULE VII--GUARANTEES OF SECURITIES OF OTHER ISSUERS
                          YEAR ENDED DECEMBER 31, 1993

                           (IN THOUSANDS OF DOLLARS)

        COLUMN A                COLUMN B         COLUMN C    COLUMN D   COLUMN E    COLUMN F         COLUMN G
        --------                --------         --------    --------   --------    --------         --------
                                                                                               NATURE OF ANY DEFAULT
                                                                                                   BY ISSUER OF
                                                              AMOUNT   AMOUNT IN               SECURITIES GUARANTEED
                                                   TOTAL     OWNED BY   TREASURY                   IN PRINCIPAL,
   NAME OF ISSUER OF                              AMOUNT     PERSON(S) OF ISSUER                 INTEREST, SINKING
SECURITIES GUARANTEED BY    TITLE OF ISSUE OF   GUARANTEED   FOR WHICH     OF                   FUND OR REDEMPTION
       PERSON FOR             EACH CLASS OF         AND      STATEMENT SECURITIES  NATURE OF      PROVISIONS, OR
WHICH STATEMENT IS FILED  SECURITIES GUARANTEED OUTSTANDING  IS FILED  GUARANTEED  GUARANTEE   PAYMENT OF DIVIDENDS
- ------------------------  --------------------- -----------  --------- ----------  ---------   ---------------------
ProCoil Corporation.....    Notes Payable &                                       Principal
                            Equipment Leases      $10,786      None       None    and Interest         None
Double G Coating                                                                  Principal
 Company, L.P...........    Construction Loan      30,199(1)   None       None    and Interest         None
                                                  -------
  Total.................                          $40,985
                                                  =======

NOTE 1--The Company has separately guaranteed 50% of the debt relating to financing the construction of the Double G facility. The Loan Agreement provides for borrowing up to $75.0 million.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                           (IN THOUSANDS OF DOLLARS)

       COLUMN A          COLUMN B           COLUMN C              COLUMN D      COLUMN E
       --------          ---------    -----------------------   ------------  -------------
                                            ADDITIONS
                                      -----------------------
                          BALANCE                  CHARGED TO
                            AT        CHARGED TO     OTHER
                         BEGINNING    COSTS AND    ACCOUNTS--   DEDUCTIONS--   BALANCE AT
      DESCRIPTION        OF PERIOD     EXPENSES     DESCRIBE      DESCRIBE    END OF PERIOD
      -----------        ---------    ----------   ----------   ------------  -------------
YEAR ENDED DECEMBER 31,
 1993
  RESERVES DEDUCTED
   FROM ASSETS
    Allowances and
     discounts on trade
     notes and accounts
     receivable........  $ 26,385      $10,565(4)   $   --        $15,570(1)    $ 21,380
    Valuation allowance
     on deferred tax
     assets............   189,100          --        74,100(3)        --         263,200
YEAR ENDED DECEMBER 31,
 1992
  RESERVES DEDUCTED
   FROM ASSETS
    Allowances and
     discounts on trade
     notes and accounts
     receivable........  $ 28,058      $18,871(4)   $   --        $20,544(1)    $ 26,385
    Valuation allowance
     on deferred tax
     assets............   139,900(2)       --        49,200(3)        --         189,100
YEAR ENDED DECEMBER 31,
 1991
  RESERVES DEDUCTED
   FROM ASSETS
    Allowances and
     discounts on trade
     notes and accounts
     receivable........  $ 26,758      $18,513(4)   $   --        $17,213(1)    $ 28,058

NOTE 1--Doubtful accounts charged off, net of recoveries, claims and discounts allowed and reclassifications to other assets.
NOTE 2--Represents the amount of the valuation allowance at January 1, 1992, the adoption date of SFAS 109.
NOTE 3--Represents the increase in the net deferred tax asset for which no benefit was recognized.
NOTE 4--Included in these amounts are reserves for doubtful accounts of $(2,693), $2,434 and $2,716 for 1993, 1992 and 1991, respectively.
        Other charges consist primarily of claims for pricing adjustments and discounts allowed.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                           (IN THOUSANDS OF DOLLARS)

         COLUMN A          COLUMN B  COLUMN C  COLUMN D    COLUMN E   COLUMN F
         --------          --------- -------- ----------- ----------- ---------
                                                                      WEIGHTED
                                                                       AVERAGE
                                                MAXIMUM     AVERAGE   INTEREST
                                     WEIGHTED   AMOUNT      AMOUNT      RATE
                            BALANCE  AVERAGE  OUTSTANDING OUTSTANDING  DURING
  CATEGORY OF AGGREGATE    AT END OF INTEREST DURING THE  DURING THE     THE
  SHORT-TERM BORROWINGS     PERIOD     RATE     PERIOD     PERIOD(1)  PERIOD(2)
  ---------------------    --------- -------- ----------- ----------- ---------
YEAR ENDED DECEMBER 31,
 1993
  Revolver................    --       --           --          --       --
  Subordinated Loan Agree-
   ment...................    --       --           --          --       --
  Uncommitted Lines of
   Credit.................    --       --       $ 7,700     $    21     3.94%
YEAR ENDED DECEMBER 31,
 1992
  Revolver................    --       --           --          --       --
  Subordinated Loan Agree-
   ment...................    --       --           --          --       --
  Uncommitted Lines of
   Credit.................    --       --       $12,500     $   107     4.70%
YEAR ENDED DECEMBER 31,
 1991
  Revolver................    --       --           --          --       --
  Subordinated Loan Agree-
   ment...................    --       --       $50,000     $24,389     6.70%
  Uncommitted Lines of
   Credit.................    --       --         5,000          22     6.41

NOTE 1--The average amount outstanding during the period was computed by dividing the total of daily balances outstanding by total days in the year.
NOTE 2--The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt outstanding.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                           (IN THOUSANDS OF DOLLARS)

                      COLUMN A                                COLUMN B
                      --------                       --------------------------
                                                        CHARGED TO COSTS AND
                                                              EXPENSES
                                                     --------------------------
                                                      YEAR ENDED DECEMBER 31,
                        ITEM                           1993     1992     1991
                        ----                         -------- -------- --------
Maintenance and repairs............................. $346,482 $333,399 $332,788
                                                     ======== ======== ========
Taxes other than payroll and income taxes:
  Real and personal property........................ $ 47,331 $ 43,030 $ 43,084
  Other.............................................   14,476   16,254   15,874
                                                     -------- -------- --------
                                                     $ 61,807 $ 59,284 $ 58,958
                                                     ======== ======== ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS

  The following table sets forth, as of December 31, 1993, certain information with respect to the executive officers of the Company. Executive officers are chosen by the Board of Directors of the Company at the first meeting of the Board after each annual meeting of stockholders. Officers of the Company serve at the discretion of the Board of Directors and are subject to removal at any time.

                                   EXECUTIVE
       NAME (AGE)                OFFICER SINCE              POSITION
       ----------                -------------              --------
(1) Kokichi Hagiwara (69)......      1986      Chairman of the Board
(2) Osamu Sawaragi (65)........      1990      Vice Chairman of the Board
 Ronald H. Doerr (53)..........      1984      President and Chief Executive
                                               Officer
(3) James N. Howell (52).......      1984      Senior Vice President and Chief
                                               Operating Officer
 Yoshito Tokumitsu (57)........      1987      Senior Vice President and
                                               Assistant to the Chief Executive
                                               Officer
 Keisuke Murakami (55).........      1991      Vice President--Administration
 Richard E. Newsted (36).......      1987      Vice President, Chief Financial
                                               Officer and Secretary
 Richard P. Coffee, Sr. (48)...      1986      Vice President, Human Resources
 William E. Goebel (54)........      1993      Vice President, Marketing and
                                               Sales
 David A. Chatfield (54).......      1987      Vice President and General
                                               Manager, Great Lakes Division,
                                               and Diversified Businesses
 Kenneth J. Leonard (45).......      1993      Vice President and General
                                               Manager,
                                               Granite City Division
 Robert E. Westergren (56).....      1984      Vice President and General
                                               Manager, Midwest Division
 Richard S. Brzenk (51)........      1987      Vice President, Information
                                               Systems
 William D. Thompson (67)......      1990      Vice President, Government
                                               Affairs
 James L. Wainscott (36).......      1991      Treasurer and Assistant Secretary
 Carl M. Apel (38).............      1992      Corporate Controller, Accounting
                                               and Assistant Secretary
 Milan J. Chestovich (51)......      1985      Assistant Secretary

- --------
(1) Retired as CEO effective October 14, 1993 and as Chairman of the Board effective December 31, 1993.
(2) Elected Chairman of the Board effective January 1, 1994.
(3) Resigned effective February 3, 1994.

  All of the above-named executive officers, with the exception of Mr. Thompson, who previously served with NII, have served in various management capacities with the Company, NKK or one of its subsidiaries for more than the last five years.

  Certain information with respect to Directors as required by this Item is incorporated by reference from the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

                       THIS PAGE INTENTIONALLY LEFT BLANK

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 30.

  (2)The list of financial statement schedules required to be filed by Item 8 is located on page 30.

  All other schedules of National Steel Corporation and subsidiaries for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) EXHIBITS:

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
    2-A  Asset Purchase Agreement between Weirton Steel Corporation and the
         Company, dated as of April 29, 1983, together with collateral agreements incident to such Assets Purchase Agreement, filed as
         Exhibit 2 to the report of National Intergroup, Inc. on Form 8-K dated
         January 10, 1984, is incorporated herein by reference.
    2-B  Stock Purchase Agreement by and among NKK Corporation, National
         Intergroup, Inc. and the Company, dated August 22, 1984, together with certain collateral agreements incident to such Stock Purchase
         Agreement and certain schedules to such agreements are incorporated by reference to Exhibit (2) (sequential pages 5 to and including 248 to
         National Intergroup, Inc.'s Form 8-K dated August 31, 1984, Commission
         File No. 1-8549). Other schedules to such agreements identified therein have been omitted, but any of such schedules will be furnished supplementally to the Commission upon request.
    2-C  Stock Purchase and Recapitalization Agreement by and among National
         Intergroup, Inc., NII Capital Corporation, NKK Corporation, NKK U.S.A.
         Corporation and the Company dated as of June 26, 1990, filed as
         Exhibit 2 to the current report of the Company on Form 8-K dated July
         10, 1990, is incorporated herein by reference.
    2-D  Amendment to Stock Purchase and Recapitalization Agreement by and
         among, National Intergroup, Inc., NII Capital Corporation, NKK
         Corporation, NKK U.S.A. Corporation and the Company, dated July 31,
         1991, filed as Exhibit 2-F to the annual report of the Company on Form
         10-K, for the year ended December 31, 1991, is incorporated herein by reference.
    3-A  The Sixth Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1,
         Registration No. 33-57952, is incorporated herein by reference.
    3-B  Form of Amended and Restated By-laws of the Company, a copy of which is attached hereto.
    4-A  NSC Stock Transfer Agreement between National Intergroup, Inc., the
         Company, NKK Corporation and NII Capital Corporation, filed as Exhibit
         4-M to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1986, is incorporated herein by reference.
    4-B  Certificate of Designation of Series A Preferred Stock dated June 26,
         1990, filed as Exhibit 4-M to the annual report of the Company on Form
         10-K, for the year ended December 31, 1990, is incorporated herein by reference.
    4-C  Certificate of Designation of Series B Preferred Stock dated June 26,
         1990, filed as Exhibit 4-N to the annual report of the Company on Form
         10-K, for the year ended December 31, 1990,
         is incorporated herein by reference.

    10-A Amended and Restated Lease Agreement between the Company and
         Wilmington Trust Company, dated as of December 20, 1985, relating to the EGL, filed as Exhibit 10-A to the annual report of the Company on Form 10-K, for the year ended December 31, 1985, is incorporated herein by reference.
    10-B Lease Agreement between The Connecticut National Bank as Owner Trustee and Lessor and National Acquisition Corporation as Lessee dated as of September 1, 1987 for the Ladle Metallurgy and Caster Facility located at Ecorse, Michigan, filed as Exhibit 10-F to the annual report of the Company on Form 10-K, for the year ended December 31, 1987, is incorporated herein by reference.
    10-C Lease Supplement No. 1 dated as of September 1, 1987 between The
         Connecticut National Bank as Owner Trustee and National Acquisition
         Corporation as the Lessee for the Ladle Metallurgy and Caster Facility located at Ecorse, Michigan, filed as Exhibit 10-G to the annual report of the Company on Form 10-K, for the year ended December 31, 1987, is incorporated herein by reference.
    10-D Lease Supplement No. 2 dated as of November 18, 1987 between The
         Connecticut National Bank as Owner Trustee and National Acquisition
         Corporation as Lessee for the Ladle Metallurgy and Caster Facility located at Ecorse, Michigan, filed as Exhibit 10-H to the annual report of the Company on Form 10-K, for the year ended December 31, 1987, is incorporated herein by reference.
    10-E Purchase Agreement dated as of March 25, 1988 relating to the Stinson
         Motor Vessel among Skar-Ore Steamship Corporation, Wilmington Trust
         Company, General Foods Credit Investors No. 1 Corporation, Stinson,
         Inc. and the Company, and Time Charter between Stinson, Inc. and the Company, filed as Exhibit 10-E to the annual report of the Company on Form 10-K, for the year ended December 31, 1988, are herein by reference.
    10-F Amended and Restated Weirton Agreement dated June 26, 1990, between
         National Intergroup, Inc., NII Capital Corporation and the Company, filed as Exhibit 10-F to the annual report of the Company on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.
    10-G Amendment to Amended and Restated Weirton Liabilities Agreement dated
         July 31, 1991 between National Intergroup, Inc., NII Capital
         Corporation and the Company, filed as Exhibit 10-H to the annual report of the Company on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.
    10-H Indenture of Mortgage and Deed of Trust, dated May 1, 1952, between the Company and Great Lakes Steel Corporation and City Bank Farmers
         Trust Company and Ralph E. Morton, as Trustees, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No.
         2-9639), is incorporated herein by reference.
    10-I Second Supplemental Indenture, dated as of January 1, 1957, between the Company and City Bank Farmers Trust Company and Francis M. Pitt, as Trustees, filed as Exhibit 2-C to the Company's Registration
         Statement on Form S-9 (Registration No. 2-15070), is incorporated herein by reference.
    10-J Fourth Supplemental Indenture, dated as of December 1, 1960, between the Company and First National City Trust Company and Francis M. Pitt, as Trustees, filed as Exhibit 4(b)(5) to the Registration Statement of the M. A. Hanna Company on Form S-1 (Registration No.
         2-19169), is incorporated herein by reference.
    10-K Fifth Supplemental Indenture dated as of May 1, 1962 between the
         Company, First National City Trust Company, as Trustee, and First
         National City Bank, as Successor Trustee, filed as Exhibit 19-A to the annual report of the Company on Form 10-K, for the year ended December
         31, 1988, is incorporated herein by reference.

    10-L Eighth Supplemental Indenture, dated as of September 19, 1973, between the Company and First National City Bank and E. J. Jaworski, as
         Trustees, filed as Exhibit 2-I to the Company's Registration Statement on Form S-7 (Registration No. 2-56823), is incorporated herein by reference.
    10-M Ninth Supplemental Indenture, dated as of August 1, 1976, between the
         Company and Citibank, N.A., and E. J. Jaworski, as Trustees, filed as
         Exhibit 2-J to the Company's Registration Statement on Form S-7
         (Registration No. 2-56823), is incorporated herein by reference.
    10-N Indenture, dated as of December 1, 1964, between Granite City Steel
         Company and Chemical Bank New York Trust Company, Trustee, filed as
         Exhibit 4(a) to the Registration Statement of Granite City Steel
         Company on Form S-1 (Registration No. 2-22916), is incorporated herein by reference.
    10-O Supplemental Indenture dated as of August 8, 1984 between National
         Intergroup, Inc., the Company and Chemical Bank as Trustee, filed as
         Exhibit 19-A to the annual report of the Company on Form 10-K, for the year ended December 31, 1987, is incorporated herein by reference.
    10-P Put Agreement by and among NII Capital Corporation, NKK U.S.A.
         Corporation and the Company, dated June 26, 1990, filed as Exhibit 4-O to the annual report of the Company on Form 10-K, for the year ended
         December 31, 1990, is incorporated herein by reference.
    10-Q Subordinated Loan Agreement dated May 8, 1991, between NUF Corporation and the Company, filed as Exhibit 4-P to the annual report of the Company on Form 10-K, for the year ended December 31, 1991, is incorporated herein by reference.
    10-R First Amendment to Subordinated Loan Agreement, dated December 9,
         1991, between NUF Corporation and the Company, filed as Exhibit 4-Q to the annual report of the Company on Form 10-K, for the year ended
         December 31, 1991, is incorporated herein by reference.
    10-S Second Amendment to Subordinated Loan Agreement, dated December 29,
         1992, between NUF Corporation and the Company, filed as Exhibit 10-S to the annual report of the Company on Form 10-K, dated February 5, 1993, is incorporated herein by reference.
    10-T Amended and Restated Loan Agreement, dated October 30, 1992, between
         NUF Corporation and the Company filed as Exhibit 10-T to the annual report of the Company on Form 10-K, dated February 5, 1993, is incorporated herein by reference.
    10-U First Amendment to Amended and Restated Loan Agreement dated February
         1, 1993, between NUF Corporation and the Company filed as Exhibit 10-U to the annual report of the Company on Form 10-K, dated February 5, 1993, is incorporated herein by reference.
    10-V 1993 National Steel Corporation Long-Term Incentive Plan, filed as
         Exhibit 10.1 to the Company's Registration Statement on Form S-1,
         Registration No. 33-57952, is incorporated herein by reference.
    10-W 1993 National Steel Corporation Non-Employee Directors' Stock Option
         Plan, filed as Exhibit 10.2 to the Company's Registration Statement on
         Form S-1, Registration No. 33-57952, is incorporated herein by reference.
    10-X National Steel Corporation Management Incentive Compensation Plan dated January 30, 1989, filed as Exhibit 10.3 to the Company's
         Registration Statement on Form S-1, Registration No. 33-57952, is incorporated herein by reference.
    10-Y Employment Agreement, dated January 29, 1992, as supplemented March 4,
         1992, between the Company and Robert E. Westergren, filed as Exhibit
         10.4 to the Company's Registration Statement on Form S-1, Registration
         No. 33-57952, is incorporated herein by reference.

    10-Z  Form of Indemnification Agreement, filed as Exhibit 10.5 to the
          Company's Registration Statement on Form S-1, Registration No. 33-
          57952, is incorporated herein by reference.
    10-AA Shareholders' Agreement, dated as of September 18, 1990, among DNN
          Galvanizing Corporation, 904153 Ontario Inc., National Ontario
          Corporation and Galvatek America Corporation, filed as Exhibit 10.27 to the Company's Registration Statement on Form
          S-1, Registration No. 33-57952, is incorporated herein by reference.
    10-BB Partnership Agreement, dated as of September 18, 1990, among Dofasco,
          Inc., National Ontario II, Limited, Galvatek Ontario Corporation and
          DNN Galvanizing Corporation, filed as Exhibit 10.28 to the Company's
          Registration Statement on Form S-1, Registration No. 33-57952, is
          incorporated herein by reference.
    10-CC Amendment No. 1 to the Partnership Agreement, dated as of September
          18, 1990, among Dofasco, Inc., National Ontario II, Limited, Galvatek
          Ontario Corporation and DNN Galvanizing Corporation, filed as Exhibit
          10.29 to the Company's Registration Statement on Form S-1,
          Registration No. 33-57952, is incorporated herein by reference.
    10-DD Agreement, dated as of February 3, 1993, among the Company, NKK, NKK
          U.S.A. Corporation, NII and NII Capital Corporation, filed as Exhibit
          10.30 to the Company's Registration Statement on Form S-1,
          Registration No. 33-57952, is incorporated herein by reference.
    10-EE Second Amendment to Amended and Restated Loan Agreement dated May 19,
          1993, between NUF Corporation and the Company, a copy of which is attached hereto.
    10-FF Agreement, dated as of May 19, 1993, among the Company and NKK
          Capital of America, Inc., a copy of which is attached hereto.
    10-GG Employment Agreement, dated October 14, 1993, between the Company and
          Ronald H. Doerr, President and Chief Executive Officer of the
          Company, a copy of which is attached hereto.
    21    List of Subsidiaries of the Company, a copy of which is attached hereto.
    23    Consent of Independent Auditors, a copy of which is attached hereto.

(b) No reports on Form 8-K were filed during the last quarter of 1993.

(c) Exhibits 3-B, 10-EE, 10-FF, 10-GG, 21 and 23, which are required by Item 601 of Regulation S-K, are filed as part of this report.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF MISHAWAKA, STATE OF INDIANA, ON THIS 4TH DAY OF MARCH, 1994.

                                          National Steel Corporation

                                                  /s/ Richard E. Newsted
                                          By: _________________________________
                                            Richard E. Newsted Vice President,
                                                Chief Financial Officer and
                                                         Secretary

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY IN THE CAPACITIES AND ON THE DATE INDICATED ON MARCH 4, 1994.

             /s/ Osamu Sawaragi
 ----------------------------------------
               Osamu Sawaragi
            Director and Chairman
             /s/ Ronald H. Doerr
 ----------------------------------------
               Ronald H. Doerr
   Director, President and Chief Executive
                   Officer
            /s/ Yoshito Tokumitsu
 ----------------------------------------
              Yoshito Tokumitsu
     Director, Senior Vice President and
                  Assistant
       to the Chief Executive Officer
            /s/ Keisuke Murakami
 ----------------------------------------
              Keisuke Murakami
 Director and Vice President--Administration
          /s/ Edwin V. Clarke, Jr.
 ----------------------------------------
            Edwin V. Clarke, Jr.
                  Director
            /s/ Masayuki Hanmyo
- -----------------------------------------
              Masayuki Hanmyo
                 Director
           /s/ Kenichiro Sekino
- -----------------------------------------
             Kenichiro Sekino
                 Director
           /s/ Robert J. Slater
- -----------------------------------------
             Robert J. Slater
                 Director
          /s/ Richard E. Newsted
- -----------------------------------------
            Richard E. Newsted
  Vice President, Chief Financial Officer
               and Secretary
             /s/ Carl M. Apel
- -----------------------------------------
               Carl M. Apel
     Corporate Controller, Accounting
          and Assistant Secretary

                           NATIONAL STEEL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX

                          YEAR ENDED DECEMBER 31, 1993

                                                                                        PAGE
                                                                                        ----
3-B       Form of Amended and Restated By-laws of the Company, a copy of which is attached hereto.
10-EE     Second Amendment to Amended and Restated Loan Agreement dated May 19, 1993, between NUF Corporation and the Company, a copy of which is attached hereto.
10-FF     Agreement, dated as of May 19, 1993, among the Company and NKK Capital of
          America, Inc., a copy of which is attached hereto.
10-GG     Employment Agreement, dated October 14, 1993, between the Company and Ronald
          H. Doerr, President and Chief Executive Officer of the Company, a copy of which is attached hereto.
21        List of Subsidiaries of the Company, a copy of which is attached hereto.
23        Consent of Independent Auditors, a copy of which is attached hereto.