Form 10-Q
period 1994-03-31
NATIONAL STEEL CORP
filed 1994-05-03
CIK 70578

                                                               1994
                                                            First Quarter



                                F O R M  1 0 - Q



                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission file number 1-983


                           NATIONAL STEEL CORPORATION

             (Exact name of registrant as specified in its charter)



          Delaware                                     25-0687210
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


4100 Edison Lakes Parkway, Mishawaka, IN                 46545-3440
(Address of principal executive offices)                 (Zip Code)


(Registrant's telephone number, including area code):    219-273-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                       ------      ------

The number of shares outstanding of the Registrant's Common Stock $ .01 par value, as of April 30, 1994, was 36,361,100 shares.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                           PAGE
                                                          ----

     Statements of Consolidated Income -
      Three Months Ended March 31, 1994 and 1993            3


     Consolidated Balance Sheets -
      March 31, 1994 and December 31, 1993                  4


     Statements of Consolidated Cash Flows -
      Three Months Ended March 31, 1994 and 1993            5


     Statements of Changes in Consolidated
      Stockholders' Equity and Redeemable
      Preferred Stock - Series B -
      Three Months Ended March 31, 1994 and
      Year Ended December 31, 1993                          6


     Notes to Consolidated Financial Statements             7


     Management's Discussion and Analysis of
      Financial Condition and Results of Operations         9



PART II.  OTHER INFORMATION


     Legal Proceedings                                     13


     Exhibits and Reports on Form 8-K                      15

                        PART I. - FINANCIAL INFORMATION

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                                      THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                 1994        1993 (RESTATED)
                                                               ---------     ---------------
NET SALES                                                      $ 622,738         $587,398

Cost of products sold                                            571,659          557,408
Selling, general and administrative                               36,426           35,429
Depreciation, depletion and amortization                          34,101           33,727
Equity (income) loss of affiliates                                   223           (1,444)
Unusual item                                                    (110,972)              --
                                                               ---------         --------
INCOME (LOSS) FROM OPERATIONS                                     91,301          (37,722)

Financing costs
 Interest and other financial income                                (581)            (268)
 Interest and other financial expense                             16,196           16,175
                                                               ---------         --------
                                                                  15,615           15,907
                                                               ---------         --------
INCOME (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           75,686          (53,629)

Income tax provision (credit)                                     (2,325)              36
                                                               ---------         --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       78,011          (53,665)

Cumulative effect of accounting change                                --           16,453
                                                               ---------         --------

NET INCOME (LOSS)                                              $  78,011         $(70,118)
Less:  preferred stock dividends                                   2,740            4,363
                                                               ---------         --------

 Net income (loss) applicable to Common Stock                  $  75,271         $(74,481)
                                                               =========         ========

PER SHARE DATA APPLICABLE TO COMMON STOCK:

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE    $    2.07         $  (2.19)
Cumulative effect of accounting change                                --             (.62)
                                                               ---------         --------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                   $    2.07         $  (2.81)
                                                               =========         ========

Weighted average shares outstanding (in thousands)                36,361           26,500




See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)


ASSETS
                                                                     MARCH 31,     DECEMBER 31,
                                                                       1994           1993
                                                                    -----------    -----------
Current assets
 Cash and cash equivalents                                          $    68,538    $     5,322
 Receivables - net                                                      248,240        224,709
 Inventories:
  Finished and semi-finished products                                   248,640        246,285
  Raw materials and supplies                                             83,464        124,812
                                                                    -----------    -----------
                                                                        332,104        371,097
                                                                    -----------    -----------

       Total current assets                                             648,882        601,128

Investments in affiliated companies                                      57,543         58,278
Property, plant and equipment                                         3,348,149      3,296,792
 Less:  Allowance for depreciation,
  depletion and amortization                                         (1,911,233)    (1,898,055)
                                                                    -----------    -----------
                                                                      1,436,916      1,398,737
Other assets                                                            250,826        246,057
                                                                    -----------    -----------

       TOTAL ASSETS                                                 $ 2,394,167    $ 2,304,200
                                                                    ===========    ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                   $   182,211    $   242,294
 Accrued liabilities                                                    324,345        303,981
 Long-term obligations and related party indebtedness
  due within one year                                                    28,618         28,257
                                                                    -----------    -----------

       Total current liabilities                                        535,174        574,532

Long-term obligations                                                   402,622        344,096
Long-term indebtedness to related parties                               323,327        329,995
Other long-term liabilities                                             800,156        797,585

Redeemable Preferred Stock - Series B                                    67,655         68,030

Stockholders' equity
 Common Stock - par value $.01:
  Class A - authorized 30,000,000 shares;
    issued and outstanding 22,100,000 shares                                221            221
  Class B - authorized 65,000,000 shares;
    issued and outstanding 14,261,100 shares                                143            143
 Preferred Stock - Series A                                              36,650         36,650
 Additional paid-in-capital                                             360,314        360,314
 Retained deficit                                                      (132,095)      (207,366)
                                                                    -----------    -----------
     Total stockholders' equity                                         265,233        189,962
                                                                    -----------    -----------

       TOTAL LIABILITIES, REDEEMABLE PREFERRED
        STOCK AND STOCKHOLDERS' EQUITY                              $ 2,394,167    $ 2,304,200
                                                                    ===========    ===========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)



                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                          1994     1993 (RESTATED)
                                                        ---------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $ 78,011      $(70,118)
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation, depletion and amortization              34,101        33,727
    Carrying charges related to facility
     sales and plant closings                              7,855         8,866
    Equity (income) loss of affiliates                       223        (1,444)
    Dividends from affiliates                                900           900
    Cumulative effect of accounting change                    __        16,453
 Cash provided (used) by working capital items:
    Receivables                                          (23,531)      (19,680)
    Inventories                                           38,993        19,948
    Accounts payable                                     (60,083)      (11,805)
    Accrued liabilities                                   20,298         4,843
 Other                                                    (6,062)        9,321
                                                        --------      --------
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      90,705        (8,989)
                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of plant and equipment                        (71,245)      (16,458)
                                                        --------      --------
    NET CASH USED BY INVESTING ACTIVITIES                (71,245)      (16,458)
                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Class B Common Stock                             __       130,100
 Debt repayments                                         (35,731)       (6,914)
 Borrowings                                               87,950        40,520
 Payment of released Weirton benefit liabilities          (5,414)       (5,328)
 Dividend payments on Preferred Stock-Series A            (1,016)       (1,015)
 Dividend payments on Preferred Stock-Series B               (87)           (7)
 Payment of unreleased Weirton liabilities and
  their release in lieu of cash dividends on
  Preferred Stock-Series B                                (1,946)       (4,051)
                                                        --------      --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES             43,756       153,305
                                                        --------      --------



NET INCREASE IN CASH AND CASH EQUIVALENTS                 63,216       127,858
Cash and Cash Equivalents, Beginning of the Period         5,322        55,220
                                                        --------      --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD            $ 68,538      $183,078
                                                        ========      ========



See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES
          STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
                   AND REDEEMABLE PREFERRED STOCK - SERIES B
                           (In Thousands of Dollars)
                                  (Unaudited)


                                                                                                              REDEEMABLE
                                       COMMON     COMMON   PREFERRED  ADDITIONAL   RETAINED       TOTAL       PREFERRED
                                       STOCK -    STOCK -   STOCK -    PAID-IN-    EARNINGS   STOCKHOLDERS'    STOCK -
                                       CLASS A    CLASS B  SERIES A    CAPITAL    (DEFICIT)       EQUITY       SERIES B
                                     -----------  -------  ---------  ----------  ----------  --------------  ----------

BALANCE AT JANUARY 1, 1993                 $255      $ __    $36,650    $218,991  $  70,795       $ 326,691    $137,802
Net loss                                                                           (258,861)       (258,861)
Redemption of Redeemable
 Preferred Stock - Series B                                                                                     (67,804)
Amortization of excess of book
 value over redemption value
 of Redeemable Preferred Stock
 - Series B                                                                           1,968           1,968      (1,968)
Cumulative dividends on Preferred
 Stocks - Series A and B                                                            (15,332)        (15,332)
Issuance of Common Stock -
 Class B                                              109                141,323                    141,432
Conversion of 3,400,000 shares
 of NII Common Stock - Class A
 to Common Stock - Class B                  (34)       34
Minimum pension liability                                                            (5,936)         (5,936)
                                           ----      ----    -------    --------  ---------       ---------   ---------
BALANCE AT DECEMBER 31, 1993               $221      $143    $36,650    $360,314  $(207,366)      $ 189,962    $ 68,030
Net income                                                                           78,011          78,011
Amortization of excess of book
 value over redemption value
 of Redeemable Preferred Stock
 - Series B                                                                             375             375        (375)
Cumulative dividends on Preferred
 Stocks - Series A and B                                                             (3,115)         (3,115)
                                           ----      ----    -------    --------  ---------       ---------   ---------
BALANCE AT MARCH 31, 1994                  $221      $143    $36,650    $360,314  $(132,095)      $ 265,233    $ 67,655
                                           ====      ====    =======    ========  =========       =========   =========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1994 (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made, except for the unusual gain which is discussed in Note 2, were of a normal recurring nature. The financial results presented for the three-month period ended March 31, 1994 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K") contains additional information and should be read in conjunction with this report.

Financial information for the first quarter of 1993 has been retroactively restated to reflect the implementation of Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits", which the Company adopted during the fourth quarter of 1993.

Certain items in prior years have been reclassified to conform with current year presentation.


NOTE 2 - UNUSUAL GAIN

On January 24, 1994, the United States Supreme Court denied the Bessemer & Lake Erie Railroad's ("B&LE") petition for certiorari in the Iron Ore Antitrust Litigation, thus sustaining the Company's judgment against the B&LE. On February 11, 1994, the Company received $111.0 million, including interest, in satisfaction of this judgment, which was recorded as an unusual gain. The Company used $25.2 million of the proceeds to repurchase a portion of its outstanding First Mortgage Bonds. Pursuant to the terms of the 1993 labor agreement between the Company and the United Steelworkers of America (the "USWA"), approximately $11 million of the proceeds will be deposited into a Voluntary Employee Benefits Association trust (the "VEBA Trust") established to fund the Company's retiree healthcare obligation ("OPEB") with respect to USWA represented employees. The Company expects to use the remaining proceeds for working capital and general corporate purposes.

The Company did not recognize any income taxes associated with these proceeds, other than alternative minimum tax of $3.1 million, as regular federal income tax expense was offset by the utilization of previously reserved tax assets.


NOTE 3 - LONG TERM OBLIGATIONS

In March 1992, a wholly-owned subsidiary of the Company finalized a turnkey contract for the construction and permanent financing of a pickle line (the "Pickle Line") servicing the Great Lakes Division. The total financing commitment amounted to $110 million, of which $20 million was prepaid using proceeds from the Company's 1993 initial public stock offering, reducing the amount of construction borrowings outstanding and the total commitment to $90 million. As of December 31, 1993, the construction period financing was being provided by the contractor and was not a liability of the Company. In January 1994, upon completion and acceptance of the Pickle Line, the permanent financing commenced with repayment to occur over a fourteen-year period. The Pickle Line is not subject to the lien securing the Company's First Mortgage Bonds, but is subject to a first mortgage in favor of the lender.

On March 31, 1994, the Company utilized $25.2 million of proceeds from the B&LE judgment to repurchase a portion of the Company's outstanding 8.375% First Mortgage Bonds.

NOTE 4 - IDLING OF NATIONAL STEEL PELLET COMPANY

As discussed in the 1993 Form 10-K, National Steel Pellet Company, a wholly-owned subsidiary of the Company ("NSPC"), was temporarily idled in October 1993, following a strike by the USWA on August 1, 1993 and the subsequent decision to satisfy the Company's current iron ore pellet requirements from external sources. The Company is still in the process of determining the ultimate status of NSPC. A decision to permanently shut down the facility could result in additional charges of approximately $160 million. The Company has secured its pellet purchase requirements for 1994 and is currently working on contracts extending beyond 1994.

The USWA recently filed its Seventh Amended Claim against NSPC with the National Labor Relations Board (the "NLRB") in Minnesota alleging unfair labor practices. NSPC has responded to these charges and has denied any unfair labor practices. If the NLRB finds against NSPC, it could issue an order requiring NSPC to pay back pay and front pay until the labor practices are corrected or to cease and desist unfair labor practices and bargain in good faith. NSPC believes it has bargained in good faith and that the ultimate outcome of the NLRB decision will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



During the first quarter of 1994, the Company recorded an operating loss of $19.7 million, excluding the $111.0 million gain recognized in connection with the B&LE judgment, which is an improvement of $18.1 million compared to the same 1993 period. This improvement was achieved despite the adverse effects the extremely cold weather had on the Company's operations and is reflective of the corrective action plans implemented by management in the fourth quarter of 1993. The Company estimates the severe winter weather resulted in lost production of approximately 50,000 tons of raw steel and unfavorably contributed approximately $10 million to first quarter results. The Company reported a gross profit margin of approximately $17.0 million in the first quarter of 1994, compared to a loss of approximately $3.7 million for the corresponding 1993 period. Sales revenues increased during the first quarter of 1994 as compared to the same 1993 period due to the realization of previously announced selling price increases as well as an improvement in product mix. Finally, steps taken to resolve quality, delivery and service problems have been reflected in improved ratings from a significant portion of the Company's customer base.

Flat rolled steel demand is near its all-time high in North America, primarily as a result of the rebound in the automotive and construction markets. The Company is positioned to take advantage of this increase in demand as the DNN joint venture galvanizing line, which services the automotive industry, is running close to full capacity and another joint venture, Double G Coatings, which services the construction market, is on schedule to commence operations during the second quarter of this year. Management expects that a strong market together with the continuation of improvement in operations will translate into an operating profit in the second quarter of 1994.

RESULTS OF OPERATIONS -- COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 1994 AND 1993


Net Sales

Net sales for the first quarter of 1994 totalled $622.7 million, a 6.0% improvement compared to the same period in 1993. Steel shipments for the first quarter of 1994 were 1,233,000 tons, a decrease of 5.1% compared to the 1,299,000 tons shipped during the corresponding period in 1993. The reduced volume of shipments was more than offset by an improvement in product mix and an increase in realized selling prices.

Raw steel production was 1,361,000 tons, a reduction of 4.1% compared to the 1,419,000 tons produced in the first quarter of 1993. This decrease was primarily attributable to lost production of an estimated 50,000 tons resulting from the effects of the severe cold weather on the Company's operations.


Cost of Products Sold

The Company's cost of products sold as a percentage of net sales decreased from 94.9% to 91.8% during the first quarter of 1994. This decrease is reflective of an increase in realized selling prices and an improvement in product mix as well as the changes implemented in the fourth quarter of 1993 to reduce costs, improve productivity and stabilize operations.


Unusual Items

As discussed in the 1993 Form 10-K, the Company received approximately $111.0 million of proceeds, including interest, in the first quarter of 1994 from the B&LE judgment and, as such, recognized an unusual gain upon its receipt. The Company utilized $25.2 million of the proceeds to repurchase a portion of its outstanding First Mortgage Bonds. Pursuant to the labor agreement reached between the Company and the USWA in 1993, $11 million of the proceeds will be deposited into a VEBA Trust established to prefund the Company's OPEB obligation with respect to USWA represented employees. The remaining proceeds will be used for working capital and general corporate purposes.

The Company did not recognize any income taxes associated with these proceeds, other than alternative minimum taxes of $3.1 million, as regular federal income tax expense was offset by the utilization of previously reserved tax assets.


Income Taxes

The Company recorded an income tax credit of $2.3 million in the first quarter of 1994 which consisted of a $5.4 million credit pertaining to the Company's tax effecting of non-cash OPEB charges offset by $3.1 million of alternative minimum tax related to the B&LE proceeds.

The Company recorded an income tax provision of $.4 million in the first quarter of 1993. Although OPEB was implemented in the first quarter of 1993, the Company did not begin recognizing the related tax benefit until the second quarter of that year.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity needs arise primarily from capital investments, working capital requirements and principal and interest payments on its indebtedness. In addition to utilizing the proceeds from the Company's 1993 initial public offering of common stock, the Company has satisfied these liquidity needs with funds provided by long-term borrowings and cash provided from operations.

On January 24, 1994, the United States Supreme Court denied the B&LE's petition for certiorari in the Iron Ore Antitrust Litigation, thus sustaining the Company's prior judgment against the B&LE. On February 11, 1994, the Company received approximately $111.0 million, including interest, in satisfaction of this judgment.

Cash and cash equivalents totaled $68.5 million at March 31, 1994 as compared to $5.3 million at December 31, 1993. This increase is primarily the result of the
B&LE judgment, net of certain uses of proceeds.   Most significantly, on March
31, 1994, the Company utilized $25.2 million of the proceeds to repurchase a portion of its outstanding 8.375% First Mortgage Bonds. The Company intends to use the remaining B&LE proceeds for working capital and general corporate purposes.

Cash Flows from Operating Activities

For the quarter ended March 31, 1994, cash provided from operating activities increased by $99.7 million compared to the same 1993 period, due primarily to the receipt of the proceeds from the B&LE judgment. This was offset by the impact of working capital items on cash flows, which reduced cash flows by $24.3 million during the first three months of 1994. Accounts payable decreased by $60.1 million due primarily to the timing of cash disbursement clearings, which was partially offset by a $39.0 million decrease in inventories, as raw material levels were reduced. Accounts receivable and accrued liabilities had smaller and largely offsetting effects. Changes in working capital items had no significant impact on cash flows in the first quarter of 1993, as the increase in accounts receivable, due to higher shipments during the first three months of 1993 when compared to the fourth quarter of 1992, was offset by a corresponding decrease in inventory levels.

Cash Flows from Investing Activities

Capital investments for the quarters ended March 31, 1994 and 1993 amounted to $71.2 million and $16.5 million, respectively. This increase is largely attributable to the completion of a pickle line servicing the Great Lakes Division (the "Pickle Line"), which was financed under a turnkey contract and did not become the property of the Company until completion and acceptance of the facility during the first quarter of 1994. The Company plans to invest an additional $100 million during the remainder of 1994 to improve its plants and equipment.

Cash Flows from Financing Activities

Financing activities included borrowings during the quarters ended March 31, 1994 and 1993 of $88.0 million and $40.5 million, respectively, representing primarily the commencement of the permanent financing for the Pickle Line and the remaining financing commitment for the rebuild of the No. 5 coke oven battery at the Great Lakes Division, respectively. This increase in borrowings was partially offset by the repurchase of $25.2 million in First Mortgage Bonds during the first quarter of 1994.

During the first quarter of 1993, the Company completed its initial public offering of common stock, which generated proceeds of $130.1 million.

Sources of Financing

The Company's available sources of liquidity include a $100 million revolving secured credit arrangement, a $150 million subordinated loan agreement (the "Subordinated Loan Agreement") and $25 million in uncommitted, unsecured lines of credit (the "Uncommitted Lines of Credit"). On February 7, 1994, the Company borrowed $20 million under the Subordinated Loan Agreement, all of which was repaid on February 17, 1994. Additionally, in February 1994, the

Company borrowed a maximum of $5 million under the Uncommitted Lines of Credit which was repaid later in the month.

Total debt and redeemable preferred stock as a percentage of total capitalization decreased to 75.6% at March 31, 1994, as compared to 80.2% at December 31, 1993, as the Company's net income of $78.0 million more than offset the effect of the commencement of the permanent financing of the Pickle Line.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Baker's Port, Inc. v. National Steel Corporation. With respect to the matter reported under the heading Legal Proceedings in the 1993 Form 10-K, the Texas Supreme Court, on March 30, 1994, denied Baker's Port Inc. and Baker Marine Corporation ("BPI/BMC") and the State's Application for Writ of Error and dismissed Natland, NS Land and the Company's Conditional Application for Writ of Error. BPI/BMC has filed a Motion for Rehearing requesting the Texas Supreme Court to reconsider its ruling on this Application for Writ of Error. The Texas Supreme Court has refused to consider BPI/BMC and the State's appeal of the ruling of the Appellate Court reversing and remanding this case for trial on limited issues involving one remaining title claim.


Donner-Hanna Coke Joint Venture. With respect to the matter reported under the heading Legal Proceedings in the 1993 Form 10-K, involving Hanna Furnace Corporation ("Hanna") and the Donner-Hanna Coke Joint Venture ("Donner-Hanna"), the Pension Benefit Guarantee Corporation (the "PBGC") and the Pension Committee for the Plans did not reach agreement on the PBGC's proposed Termination Agreement. As a result, the PBGC advised Hanna and the Pension Committee that it would take legal action to obtain a court order terminating the Plans. To the Company's knowledge, no such action has yet been filed by the PBGC. There has been no funding in the first quarter of 1994 of either of the Plans.


ENVIRONMENTAL MATTERS

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. In addition to the inactive disposal site located at the Great Lakes Division facility previously reported in the Company's 1993 Form 10-K, the Company and certain of its subsidiaries are involved as a potentially responsible party ("PRP") at a number of off-site CERCLA or state superfund site proceedings.


The following paragraphs provide updates on previously reported proceedings:


Port of Monroe. With reference to the matter concerning this landfill site, previously reported in the Company's 1993 Form 10-K, a draft remedial investigation/feasibility study ("RI/FS") for Phases I and II of the remediation work has been submitted to the Michigan Department of Natural Resources (the "MDNR") for approval. Counsel for the Port of Monroe has advised that the cost of the RI/FS was approximately $280,000. At a recent meeting, the generator/transporter PRPs, of which the Company is alleged to be one, were orally advised by the owner/operator PRPs that they expect the overall cost of the site remedy to be less than $10 million. In a March 14, 1994 letter, MDNR demanded payment of past and future costs incurred by the State of Michigan for responding to the release or threatened release of hazardous substances from the site and requested the responsible parties to take the necessary and appropriate actions to address environmental contamination at the site. The letter advised that the State of Michigan has incurred and paid response activity costs in the amount of $538,544, plus interest. The Company has been advised that if the past cost demand is settled without litigation, MDNR will not seek a present commitment with respect to future costs and work. The Company is participating, along with other generator/transporter PRPs, in a proposal to MDNR to pay a fair share of past MDNR costs. MDNR has advised that if this matter is not resolved by May 13, 1994, it will initiate litigation. The Company does not yet have sufficient information regarding the nature and extent of contamination at this site and the nature and quantities of the wastes that the other PRPs have sent to the site to estimate its potential liability, if any, in connection with this site.

Springfield Township Site. With reference to the matter concerning the disposal site located in Springfield Township, Davisburg, Michigan, previously reported in the Company's 1993 Form 10-K, pursuant to an Agreed Order on Consent, the Springfield Township Steering Committee settled the demand for past response costs made by the MDNR for $700,000. The Company has paid its share of this settlement amount, which approximated $11,000.

Berlin & Farro Liquid Incineration Site. With reference to the matter involving the Berlin and Farro site located in Swartz Creek, Michigan, previously reported in the Company's 1993 Form 10-K, the Company, a "de minimis" PRP, paid $105,171 on March 28, 1994 as its share of liability under the consent decree with the EPA. In addition, the motion for filing of the consent decree between the State of Michigan and the "de minimis" PRPs has been filed. Payment of the Company's settlement share of approximately $1,500 will be due no later than thirty days after the court signs the consent decree.


NII Sites

Buckeye Reclamation Landfill Site. With reference to the matter involving the Buckeye site in Bridgeport, Ohio, previously reported in the Company's 1993 Form 10-K, on March 30, 1994, the Company was served with a copy of a Complaint filed by Consolidation Coal Company, a former owner and operator of the site. Among other claims, the Complaint seeks participation from the Federal Abandoned Mine Reclamation Fund, joinder of certain public entities which delivered waste to the site, and damages and indemnity from current owners of the site. One count of the Complaint names the Company and eight other industrial PRPs and seeks a determination of the allocation of responsibility among the alleged industrial generators involved with this site. The Company is studying the allegations of the Complaint and intends to defend all claims against it. Under an EPA Administrative Order on Consent, the Company's allocated share for the cost of the remedial design phase at the site, estimated at $3.2 million in the aggregate, is 4.63%, or approximately $148,000. Currently estimated total costs for remediation at the site are approximately $35 million.

As previously reported in the Company's 1993 Form 10-K, NII made a $10 million prepayment to the Company to enable the Company, to the extent of said prepayment, to discharge environmental liabilities, such as the Buckeye site, for which NII has agreed to indemnify the Company.



OTHER

Great Lakes Division - 80 Inch Hot Strip Mill. With reference to the matter involving certain outfalls located at the Great Lakes Division facility, including the outfall at the 80-inch hot strip mill, previously reported in the Company's 1993 Form 10-K, the U.S. Coast Guard to date has issued one new penalty in calendar year 1994, which has been settled for $6,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a report on Form 8-K (the "report") on January 10, 1994. The report related to the press release issued on the same date announcing the Company anticipated recording fourth quarter 1993 adjustments expected to range between $120-$135 million.

There are no exhibits required to be filed with the first quarter Form 10-Q.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NATIONAL STEEL CORPORATION



                            BY        /s/  Richard E. Newsted
                               --------------------------------------------
                                 Richard E. Newsted, Vice President,
                                 Chief Financial Officer and Secretary



                            BY        /s/  Carl M. Apel
                               --------------------------------------------
                                 Carl M. Apel, Corporate Controller, Accounting and Assistant Secretary



Date:  May 3, 1994