Form 10-Q
period 1994-06-30
NATIONAL STEEL CORP
filed 1994-08-11
CIK 70578

                                                                   1994
                                                              SECOND QUARTER



                                F O R M  1 0 - Q



                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission file number 1-983


                           NATIONAL STEEL CORPORATION

             (Exact name of registrant as specified in its charter)



           Delaware                                             25-0687210
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


4100 Edison Lakes Parkway, Mishawaka, IN                        46545-3440
(Address of principal executive offices)                        (Zip Code)


(Registrant's telephone number, including area code):           219-273-7000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                       -------     -------

The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of July 28, 1994, was 36,364,434 shares.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                     PAGE
                                                                  ----


     Statements of Consolidated Income -
      Three Months Ended June 30, 1994 and 1993                     3


     Statements of Consolidated Income -
      Six Months Ended June 30, 1994 and 1993                       4


     Consolidated Balance Sheets -
      June 30, 1994 and December 31, 1993                           5


     Statements of Consolidated Cash Flows -
      Six Months Ended June 30, 1994 and 1993                       6


     Statements of Changes in Consolidated
      Stockholders' Equity and Redeemable
      Preferred Stock-Series B -
      Six Months Ended June 30, 1994 and
      Year Ended December 31, 1993                                  7


     Notes to Consolidated Financial Statements                     8


     Management's Discussion and Analysis of
      Financial Condition and Results of Operations                10



PART II. OTHER INFORMATION


     Legal Proceedings                                             14


     Submission of Matters to a Vote of Security Holders           16


     Exhibits and Reports on Form 8-K                              16

                        PART I. - FINANCIAL INFORMATION


NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                            THREE MONTHS
                                                           ENDED JUNE 30,
                                                          1994        1993
                                                        --------    --------
NET SALES                                               $650,682    $622,684

Cost of products sold                                    573,919     568,962
Selling, general and administrative                       31,132      31,850
Depreciation, depletion and amortization                  35,589      34,333
Equity (income) loss of affiliates                          (209)        526
                                                        --------    --------
INCOME (LOSS) FROM OPERATIONS                             10,251     (12,987)

Financing costs
  Interest and other financial income                       (973)       (704)
  Interest and other financial expense                    15,778      16,282
                                                        --------    --------
                                                          14,805      15,578
                                                        --------    --------

LOSS BEFORE INCOME TAXES                                  (4,554)    (28,565)

Income tax credit                                         (5,395)    (11,102)
                                                        --------    --------

NET INCOME (LOSS)                                            841     (17,463)
Less:  preferred stock dividends                           2,740       3,489
                                                        --------    --------

  Net loss applicable to common stock                   $ (1,899)   $(20,952)
                                                        ========    ========

PER SHARE DATA APPLICABLE TO COMMON STOCK:

NET LOSS APPLICABLE TO COMMON STOCK                     $   (.05)   $   (.58)
                                                        ========    ========

Weighted average shares outstanding (in thousands)        36,361      36,295




See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                                SIX MONTHS
                                                               ENDED JUNE 30,
                                                           1994         1993 (RESTATED)
                                                        ----------      ---------------
NET SALES                                               $1,273,420           $1,210,082

Cost of products sold                                    1,145,578            1,126,370
Selling, general and administrative                         67,558               67,279
Depreciation, depletion and amortization                    69,690               68,060
Equity (income) loss of affiliates                              14                 (918)
Unusual gain                                              (110,972)                  _
                                                        ----------           ----------
INCOME (LOSS) FROM OPERATIONS                              101,552              (50,709)

Financing costs
  Interest and other financial income                       (1,554)                (972)
  Interest and other financial expense                      31,974               32,457
                                                        ----------           ----------
                                                            30,420               31,485
                                                        ----------           ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    71,132              (82,194)

Income tax credit                                           (7,720)             (11,066)
                                                        ----------           ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                      78,852              (71,128)

Cumulative effect of accounting change                          -                16,453
                                                        ----------           ----------

NET INCOME (LOSS)                                           78,852              (87,581)
Less:  preferred stock dividends                             5,480                7,852
                                                        ----------           ----------

  Net income (loss) applicable to common stock          $   73,372           $  (95,433)
                                                        ==========           ==========

PER SHARE DATA APPLICABLE TO COMMON STOCK:

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                  $     2.02           $    (2.52)
Cumulative effect of accounting change                          -                  (.52)
                                                        ----------           ----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK            $     2.02           $    (3.04)
                                                        ==========           ==========

Weighted average shares outstanding (in thousands)          36,361               31,397




See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)


ASSETS
                                                    JUNE 30,    DECEMBER 31,
                                                      1994          1993
                                                   ----------    ----------
Current assets
  Cash and cash equivalents                        $   82,141    $    5,322
  Receivables - net                                   265,110       224,709
  Inventories:
    Finished and semi-finished products               255,421       246,285
    Raw materials and supplies                         85,849       124,812
                                                   ----------    ----------
                                                      341,270       371,097
                                                   ----------    ----------

          Total current assets                        688,521       601,128

Investments in affiliated companies                    57,753        58,278
Property, plant and equipment                       3,367,009     3,296,792
  Less:  Allowances for depreciation,
      depletion and amortization                    1,946,168     1,898,055
                                                   ----------    ----------
                                                    1,420,841     1,398,737
Other assets                                          256,154       246,057
                                                   ----------    ----------

          TOTAL ASSETS                             $2,423,269    $2,304,200
                                                   ==========    ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $  190,642    $  242,294
  Accrued liabilities                                 353,827       303,981
  Long-term obligations and related party
   indebtedness due within one year                    26,438        28,257
                                                   ----------    ----------

       Total current liabilities                      570,907       574,532

Long-term obligations                                 386,185       344,096
Long-term indebtedness to related parties             323,327       329,995
Other long-term liabilities                           812,236       797,585

Redeemable Preferred Stock - Series B                  67,280        68,030

Stockholders' equity
  Common Stock - par value $.01:
    Class A - authorized 30,000,000 shares;
     issued and outstanding 22,100,000 shares             221           221
    Class B - authorized 65,000,000 shares;
     issued and outstanding 14,261,100 shares             143           143
  Preferred Stock - Series A                           36,650        36,650
  Additional paid-in-capital                          360,314       360,314
  Retained deficit                                   (133,994)     (207,366)
                                                   ----------    ----------
      Total stockholders' equity                      263,334       189,962
                                                   ----------    ----------
       TOTAL LIABILITIES, REDEEMABLE
        PREFERRED STOCK AND STOCKHOLDERS' EQUITY   $2,423,269    $2,304,200
                                                   ==========    ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                                              SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                      1994              1993 (RESTATED)
                                                                   -----------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $   78,852                $(87,581)
  Adjustments to reconcile net income
   (loss) to net cash provided (used) by operating activities:
     Depreciation, depletion and amortization                           69,690                  68,060
     Carrying charges related to facility
      sales and plant closings                                          14,781                  17,730
     Equity (income) loss of affiliates                                     14                    (918)
     Dividends from affiliates                                             900                     900
     Postretirement benefits                                            27,590                  29,600
     Deferred income taxes                                             (10,800)                (11,100)
     Cumulative effect of accounting change                                 -                   16,453
  Cash provided (used) by working capital
   items:
     Receivables                                                       (40,401)                (29,565)
     Inventories                                                        29,827                  18,033
     Accounts payable                                                  (51,652)                (54,881)
     Accrued liabilities                                                23,517                  22,186
  Other                                                                  5,981                 (10,041)
                                                                   -----------                --------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  148,299                 (21,124)
                                                                   -----------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of plant and equipment                                     (90,105)                (39,765)
                                                                   -----------                --------
     NET CASH USED BY INVESTING ACTIVITIES                             (90,105)                (39,765)
                                                                   -----------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Class B Common Stock                                          -                  141,432
  Redemption of Series B Redeemable Preferred Stock                         -                  (67,804)
  Debt repayments                                                      (54,348)                (12,403)
  Borrowings                                                            87,950                  40,541
  Payment of released Weirton benefit liabilities                       (8,979)                (11,530)
  Dividend payments on Preferred Stock-Series A                         (1,999)                 (1,998)
  Dividend payments on Preferred Stock-Series B                            (87)                 (1,422)
  Payment of unreleased Weirton liabilities
   and their release in lieu of cash dividends
   on Preferred Stock-Series B                                          (3,912)                 (6,567)
                                                                   -----------                --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                          18,625                  80,249
                                                                   -----------                --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               76,819                  19,360
Cash and Cash Equivalents, Beginning of the Period                       5,322                  55,220
                                                                   -----------                --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                        $   82,141                $ 74,580
                                                                   ===========                ========


See notes to consolidated financial statements.


NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN CONSOLIDATED
 STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK - SERIES B
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

                                                                                                                         REDEEMABLE
                                              COMMON     COMMON    PREFERRED     ADDITIONAL  RETAINED    TOTAL           PREFERRED
                                              STOCK -    STOCK -   STOCK -       PAID-IN-    EARNINGS    STOCKHOLDERS'   STOCK -
                                              SERIES A   SERIES B  SERIES A      CAPITAL     (DEFICIT)   EQUITY          SERIES B
                                              --------   --------  -----------   ----------  ---------   -------------   ---------
BALANCE AT JANUARY 1, 1993                        $255       $ -       $36,650     $218,991  $  70,795       $ 326,691    $137,802
Net loss                                                                                      (258,861)       (258,861)
Redemption of Redeemable
   Preferred Stock - Series B                                                                                              (67,804)
Amortization of excess of book
   value over redemption value
   of Redeemable Preferred Stock
   - Series B                                                                                    1,968           1,968      (1,968)
Cumulative dividends on Preferred
   Stocks - Series A and B                                                                     (15,332)        (15,332)
Issuance of Common Stock -
   Class B                                                    109                   141,323                    141,432
Conversion of 3,400,000 shares
   of NII Common Stock - Class A
   to Common Stock - Class B                       (34)        34
Minimum pension liability                                                                       (5,936)         (5,936)
                                                  ----       ----      -------     --------  ---------       ---------    --------

BALANCE AT DECEMBER 31, 1993                      $221       $143      $36,650     $360,314  $(207,366)      $ 189,962    $ 68,030
Net Income                                                                                      78,852          78,852
Amortization of excess of book
   value over redemption value
   of Redeemable Preferred Stock
   - Series B                                                                                      750             750        (750)
Cumulative dividends on Preferred
   Stocks - Series A and B                                                                      (6,230)         (6,230)
                                                  ----       ----      -------     --------  ---------       ---------    --------
BALANCE AT JUNE 30, 1994                          $221       $143      $36,650     $360,314  $(133,994)      $ 263,334    $ 67,280
                                                  ====       ====      =======     ========  =========       =========    ========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1994 (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made, except for the unusual gain which is discussed in Note 2, were of a normal recurring nature. The financial results presented for the three and six month periods ended June 30, 1994 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K") contains additional information and should be read in conjunction with this report.

Financial information for the first six months of 1993 has been retroactively restated to reflect the implementation of Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits", which the Company adopted during the fourth quarter of 1993.

Certain items in prior years have been reclassified to conform with current year presentation.


NOTE 2 - UNUSUAL GAIN

On January 24, 1994, the United States Supreme Court denied the Bessemer & Lake Erie Railroad's ("B&LE") petition for certiorari in the Iron Ore Antitrust Litigation, thus sustaining the Company's judgment against the B&LE. On February 11, 1994, the Company received $111.0 million, including interest, in satisfaction of this judgment, which was recorded as an unusual gain in the first quarter of 1994. The Company used $25.2 million of the proceeds to repurchase a portion of its outstanding First Mortgage Bonds. Pursuant to the terms of the 1993 labor agreement between the Company and the United Steelworkers of America (the "USWA"), approximately $11 million of the proceeds will be deposited into a Voluntary Employee Benefits Association trust (the "VEBA Trust") established to fund the Company's retiree healthcare obligation ("OPEB") with respect to USWA represented employees. The Company expects to use remaining proceeds for working capital and general corporate purposes.

The Company did not recognize any income taxes associated with these proceeds, other than alternative minimum tax of $3.1 million, as regular federal income tax expense was offset by the utilization of previously reserved tax assets.


NOTE 3 - NATIONAL STEEL PELLET COMPANY

As discussed in the 1993 Form 10-K, National Steel Pellet Company, a wholly-owned subsidiary of the Company ("NSPC"), was temporarily idled in October 1993, following a strike by the USWA on August 1, 1993, and the subsequent decision to satisfy the Company's iron ore pellet requirements from external sources. At December 31, 1993, it was the previous managements' intention (See Managements Discussion and Analysis-Other) to externally satisfy its iron ore pellet requirements for a period in excess of two years, which would have caused NSPC to remain idle for that period. The Company determined that in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", a contingent liability of $108.6 million relating to the idle period had been incurred which was recorded as an unusual charge during the fourth quarter of 1993. This charge was primarily comprised of employee benefits such as pensions and OPEBs, along with expenses related to the idle period.

Effective June 1, 1994, the Company's Board of Directors appointed a new Chief Operating Officer and President, a new Chief Financial Officer and a new Vice President of Human Resources. Earlier in the year, there were new USWA presidents elected at both the international and local levels. In an effort to revitalize the cooperative partnership approach to labor relations that existed between the USWA and the Company since the 1986 labor agreement, the new executive officers deemed it appropriate to reconsider the decisions leading to the 1993 idling. It was determined that if a $4 per gross ton reduction in pellet production costs could be achieved, the facility could be reopened on a cost effective basis. After a series of negotiations, a settlement agreement was reached between the USWA and NSPC. This agreement, which is pending Board approval and labor ratification, set the stage for negotiations with other stakeholders such as public utilities, transportation companies, royalty holders and suppliers and led to the achievement of the $4 reduction in production costs. On July 22, 1994, NSPC announced that it will re-open the facility in August 1994.

While the final number of employees to elect retirement or remain laid-off has not yet been determined, management estimates that the decision to re-open the facility will result in the restoration of approximately $50 million of the unusual charge recorded in 1993.


NOTE 4 - STOCK OPTIONS

A reconciliation of the Company's stock option activity for 1994 is as follows:


                                                              EXERCISE
                                          NUMBER               PRICE
                                        OF OPTIONS       (WEIGHTED AVERAGE)
                                        ----------       ------------------
Balance outstanding at January 1, 1994     584,168             $13.99
Granted                                    303,500              14.00
Exercised                                       -
Forfeited                                 (155,139)
Balance outstanding at June 30, 1994       732,529             $14.00
                                          ========
Exercisable at June 30, 1994               229,029
                                          ========

Outstanding stock options did not enter into the determination of earnings per share for 1994 as their effect was not dilutive.


NOTE 5 - RECEIVABLES PURCHASE AGREEMENT

Effective May 16, 1994, the Company entered into a Purchase and Sale Agreement with National Steel Funding Corporation ("NSFC"), a newly created wholly-owned subsidiary. Effective on that same date, NSFC entered into a Receivables Purchase Agreement with a group of twelve banks. The total commitment of the banks is $180 million, including up to $150 million in letters of credit. To implement the arrangement, the Company sold substantially all of its accounts receivable, and will sell additional receivables as they are generated, to NSFC. NSFC will finance its ongoing purchase of receivables from a combination of cash received from receivables already in the pool, short-term intercompany notes and the cash proceeds derived from selling interests in the receivables to the participating banks from time to time.

The Certificates of Participation sold to the banks by NSFC have been rated AAA by Standard & Poor's Corporation, resulting in lower borrowing costs to the Company. As of June 30, 1994 no funded participation interests had been sold under the facility, although $89.4 million in letters of credit had been issued. With respect to the pool of receivables at June 30, 1994, after reduction for letters of credit outstanding, the amount eligible for sale was $83.9 million. During the period May 16, 1994 through June 30, 1994, the eligible amount ranged from $79.6 million to $90.6 million. The banks commitments are scheduled to expire on May 16, 1997, subject to renewal of the agreement. The Company will continue to act as servicer of the assets sold into the program and will continue to make billings and collections in the ordinary course of business according to established practices.

The Company terminated its revolving secured credit facility, which included a letter of credit facility on May 16, 1994. On that same date, the Company also terminated it subordinated loan agreement with a U.S. subsidiary of NKK Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------

COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 1994 AND 1993


Net Sales
- - ---------

Net sales for the second quarter of 1994 increased 4.5% to $650.7 million compared to $622.7 million for the same period in 1993. This increase is attributable to an increase in realized selling prices, coupled with a favorable shift in product mix from lower priced secondary products to higher priced prime products. These improvements more than offset the effects of a .7% decrease in shipments. Steel shipments for the current period were 1,274,000 tons compared to 1,283,000 tons shipped during the same 1993 period. Raw steel production totaled 1,434,000 tons, a 4.8% increase from the 1,368,000 tons produced in the second quarter of 1993.


Cost of Products Sold
- - ---------------------

The Company's cost of products sold as a percentage of net sales decreased from 96.9% in the second quarter of 1993 to 93.7% in the same 1994 period. In addition to the factors discussed above, operating performance improvements such as a reduction in manhours per net ton shipped, as well an upward trend in yields were among the more significant factors contributing to lower costs in the second quarter. Consequently, gross profit as a percentage of net sales grew from 3.1% in the second quarter of 1993 to 6.3% for the same 1994 period.


Net Income and Third Quarter 1994 Anticipated Results
- - -----------------------------------------------------

During the second quarter of 1994, the Company recorded operating and net income of $10.3 million and $.9 million, respectively. This compares to operating and net losses of $13.0 million and $17.4 million, respectively, for the same 1993 period. Excluding the effect of accounting changes and an unusual gain, the second quarter of 1994 represents the Company's first profitable quarter in two years. Management attributes this return to profitability to a number of corrective actions aimed at reducing product costs and improving product quality and delivery performance, along with improvements in realized selling prices. (See Other - Change in Management)

The Company believes that continued cost reduction efforts together with a strong market will result in a net profit for the third quarter of 1994.


National Steel Pellet Company
- - -----------------------------

See Note 3 to the financial statements regarding the July 22, 1994 decision to re-open NSPC.

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 1994 AND 1993

Net Sales
- - ---------

Net sales for the first half of 1994 totaled $1.27 billion, a 5.2% increase when compared to 1993. This increase was attributable to both an increase in realized selling prices, as well as an improvement in product mix from lower priced secondary products to higher priced prime products. Steel shipments for the first half of 1994 were 2,507,000 tons, a 2.9% decrease from the 2,582,000 tons shipped during the corresponding 1993 period. This slight decrease in volume was more than offset by the improvement in product mix and selling prices. Raw steel production increased to 2,795,000 tons, a .3% increase from the 2,787,000 tons produced during the six month period ended June 30, 1993.


Cost of Products Sold
- - ---------------------

Cost of products sold as a percentage of net sales decreased from 98.7% in the first half of 1993 to 95.4% for the corresponding 1994 period. This decrease is reflective of improvements in realized selling prices, product mix and performance yields, as well a reduction in product costs. Correspondingly, gross profit as a percentage of net sales grew from 1.3% in the first half of 1993 to 4.6% for the same 1994 period.


Unusual Item
- - ------------

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


OTHER

Change in Management
- - --------------------

Effective June 1, 1994, the Company's Board of Directors appointed the following individuals to serve as executive officers of the Company:

      Name                                   Position
- - ------------------    ----------------------------------------------------------

V. John Goodwin       Director, President and Chief Operating Officer
Robert M. Greer       Senior Vice President and Chief Financial Officer
David A. Pryzbylski   Vice President-Human Resources and Secretary
Hiroshi Matsumoto     Director, Vice President and Assistant to the President
George D. Lukes       Vice President-Quality Assurance and Customer Satisfaction
David L. Peterson     Vice President and General Manager, Great Lakes Division
Robert G. Pheanis     Vice President and General Manager, Midwest Division

Messrs. Goodwin, Greer, Pryzbylski, Lukes, Peterson and Pheanis were formerly employed by USX Corporation's Gary Works. Prior to joining the Company, Mr. Matsumoto was employed by a U.S. subsidiary of NKK Corporation.

Effective June 30, 1994, Yoshito Tokumitsu submitted his resignation as a Director of the Company.

LIQUIDITY AND SOURCES OF CAPITAL
- - --------------------------------


The Company's liquidity needs arise primarily from capital investments, working capital requirements and principal and interest payments on its indebtedness. In addition to the Company's 1993 initial public offering of common stock, the Company has satisfied these liquidity needs with funds provided by long-term borrowings and cash provided by operations.

On January 24, 1994, the United States Supreme Court denied the B&LE's petition for certiorari in the Iron Ore Antitrust Litigation, thus sustaining the Company's judgment against the B&LE. On February 11, 1994, the Company received approximately $111 million, including interest, in satisfaction of this judgment.

Cash and cash equivalents totaled $82.1 million at June 30, 1994 as compared to $5.3 million at December 31, 1993. This increase is primarily the result of the
B&LE judgment, net of certain uses of the B&LE proceeds.   Most significantly,
the Company used $25.2 million of the proceeds to repurchase a portion of the Company's outstanding 8.375% First Mortgage Bonds on March 31, 1994. The Company will use remaining B&LE proceeds for working capital and general corporate purposes.


Cash Flows from Operating Activities

For the six months ended June 30, 1994, cash provided from operating activities increased by $169.4 million compared to the same 1993 period. This increase was primarily attributable to the receipt of $111.0 million of proceeds from the B&LE judgment along with an improvement in net income (See Results of Operations). The impact of working capital items reduced cash flows by $38.7 million for the six month period. A decrease in accounts payable had the most significant negative effect, due primarily to the timing of cash disbursement clearings. Additionally, an increase in accounts receivable had a negative cash flow impact due to higher shipments during the second quarter when compared to the previous fourth quarter. Inventories and accrued liabilities had smaller cash flow effects, and served to partially offset the aforementioned changes.


Cash Flows from Investing Activities

Capital investments for the first half of 1994 and 1993 amounted to $90.1 million and $39.8 million, respectively. This increase is largely attributable to the completion of a pickle line servicing the Great Lakes Division (the "Pickle Line"), which was financed under a turnkey contract and did not become the property of the Company until completion and acceptance of the facility during the first quarter of 1994. The Company plans to invest approximately $84 million during the remainder of 1994 for capital expenditures to improve its plant and equipment.


Cash Flows from Financing Activities

Financing activities included borrowings for the first half of 1994 and 1993 of $88.0 million and $40.5 million, respectively, representing primarily the commencement of the permanent financing for the Pickle Line and the remaining financing commitment for the rebuild of the No. 5 coke oven battery at the Great Lakes Division, respectively. This increase in borrowings was largely offset by the repurchase of $25.2 million in First Mortgage Bonds and $14.0 million in Series 1985 River Rouge Pollution Control Bonds during the first half of 1994.

During the first six months of 1993, the Company completed its initial public offering of common stock, which generated net proceeds of $141.4 million.

Sources of Financing

The Company's available sources of liquidity consist of a new Receivables Purchase Agreement with commitments of up to $180 million (See Note 5 to the financial statements) and $15 million in uncommitted, unsecured lines of credit (the "Uncommitted Lines of Credit"). On June 30, 1994, there were no cash borrowings outstanding under the Receivables Purchase Agreement and outstanding letters of credit under the new agreement amounted to $89.4 million. On February 7, 1994, the Company borrowed $20 million under various short term loan agreements, all of which was repaid on February 17, 1994. Additionally, in February 1994, the Company borrowed a maximum of $5 million under the Uncommitted Lines of Credit which was repaid later in the month.

Total debt and redeemable preferred stock as a percentage of total capitalization decreased to 75.3% at June 30, 1994, as compared to 80.2% at December 31, 1993, as the Company's net income of $78.9 million more than offset the effect of the commencement of the permanent financing of the Pickle Line.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS



Baker's Port, Inc. v. National Steel Corporation. With respect to the matter involving claims arising out of the sale of land in Texas to Baker's Port, Inc., previously reported in the 1993 Form 10-K and Form 10-Q for the quarter ended March 31, 1994 (the "first quarter Form 10-Q"), the Texas Supreme Court declined to hear any appeals. As a result, the appellate rights available to the parties have been exhausted and the matter has been remanded to the Trial Court for further proceedings. The Trial Court has not yet set a trial date.


Detroit Coke Corporation v. NKK Chemical USA, Inc. With respect to the matter involving the claim of Detroit Coke Corporation ("Detroit Coke") that the defendants supplied it with defective coal and coal blends which allegedly caused damage to its coke making facility and environmental problems, previously reported in the 1993 Form 10-K, Detroit Coke filed a motion for leave to amend its complaint to clarify its theories of relief, alleging that certain coal and coke purchase and sale agreements among the parties were one integrated transaction and that it has suffered damages it believes exceed $150,000,000. The Company has previously denied all of the allegations of Detroit Coke and is defending this action. The Company will file a response to Detroit Coke's motion to file a second amended complaint and file an answer to the second amended complaint if Detroit Coke's motion is granted. Management believes that the final disposition of the case will not have a material adverse effect on the Company's financial condition.


Donner-Hanna Coke Joint Venture.   With  respect  to the matter previously
reported in the 1993 Form 10-K and first quarter Form 10-Q, involving Hanna Furnace Corporation ("Hanna") and the Donner-Hanna Coke Joint Venture ("Donner-Hanna"), on July 8, 1994, the Pension Benefit Guaranty Corporation ("PBGC") filed an application in the United States District Court for the Western District of New York to terminate the Donner-Hanna's hourly pension plan retroactively to July 1, 1991 and the salaried plan retroactively to December 31, 1993. If the Court orders that the Plans be terminated, Hanna will be liable to the PBGC for the underfunding of the Plans. The Court has set a hearing on the PBGC's application for August 17, 1994. Hanna has intervened in this action and will seek to have the Plans terminated as of an earlier date. There has been no funding in 1994 of either of the Plans. Management believes that final disposition of the case will not have a material adverse effect on the Company's financial condition.


USX Corporation v. National Steel Corporation. In June of 1994, USX Corporation ("USX") sued the Company, three of its directors, six other individuals who became officers of the Company on June 1, 1994 and NKK Corporation in the Indiana State Court in Hammond, Indiana, alleging that the Company and others misappropriated trade secrets and other confidential information of USX's Gary Works, interfered with USX's relationship with its former employees, and engaged in unfair trade practices involving USX's tin plate and automotive business. The core of the claims is that the Company had hired five management employees and one former management employee of USX's Gary Works ("the six former employees") who had signed confidentiality agreements while employees of USX. None of the six former USX employees had signed employment agreements or covenants not to compete. USX requested injunctive relief and unspecified monetary damages. Following a hearing on the request for the preliminary injunction, the Indiana Trial Court in June of 1994 denied USX's preliminary injunction request, holding that there had been no showing that any of the six former USX employees had misappropriated USX trade secrets or had engaged in any illegal conduct. USX's claims for a permanent injunction and monetary relief remain pending. No material developments have occurred in the litigation since the denial of the request for a preliminary injunction. The Company's counsel is of the opinion that the claims against the Company are without merit and that the outcome of the litigation will not have a material adverse effect on the financial condition of the Company.

Environmental Matters


The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. In addition to the inactive disposal site located at the Great Lakes Division facility previously reported in the 1993 Form 10-K, the Company and certain of its subsidiaries are involved as a potentially responsible party ("PRP") at a number of off-site CERCLA or state superfund site proceedings.

The following paragraphs provide updates on previously reported proceedings:


Port of Monroe. With reference to the matter involving the Port of Monroe site located in Monroe, Michigan, previously reported in the 1993 Form 10-K and first quarter Form 10-Q, the Michigan Department of Natural Resources ("MDNR") has agreed to a settlement in which it would accept $500,000 in full payment for all response costs incurred by it through October 1993. MDNR also agreed that no interest will be assessed on the $500,000, so long as a payment in full is received prior to the end of September 1994. The terms of the settlement will eventually be embodied in a Consent Decree, a draft of which is currently being reviewed by the various potentially responsible parties. The Company estimates that its share of the settlement payment will be approximately $50,000.


NII Sites


Lowry Landfill Site. With reference to the matter involving the Lowry Landfill Site in Aurora, Colorado, previously reported in the 1993 Form 10-K, the EPA issued a Special Notice Letter on May 11, 1994 to Alumet alleging that Alumet is a PRP under CERCLA for cleanup of the Lowry Landfill Superfund Site and demanding payment of EPA's past and future response costs. On July 6, 1994, the Alumet Partnership was served with a complaint filed by the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. against multiple companies, including the Alumet Partnership, NII, the Company and Southwire. The complaint has not yet been served on the Company. The complaint alleges that Alumet, NII, Southwire and the Company are liable under CERCLA for the costs of cleaning up the Lowry Landfill. The Company is unable to estimate its potential liability at this site.


Other


Great Lakes Division - 80 Inch Hot Strip Mill. With reference to this matter involving certain outfalls located at the Great Lakes Division facility, including the outfall at the 80-inch hot strip mill, previously reported in the 1993 Form 10-K and first quarter Form 10-Q, the Coast Guard has issued one additional penalty assessment in the amount of $8,000. Also, by letter dated July 12, 1994, the MDNR requested that the Company submit a comprehensive plan for addressing oil discharges from the 80-inch hot strip mill on or before August 13, 1994.


Great Lakes Division - Wayne County Air. With reference to the matter involving alleged violations of air pollution regulations, previously reported in the 1993 Form 10-K, to date, approximately eleven notices of violation have been issued to the Company in 1994 for various process and fugitive emissions sources. The Company is not yet able to estimate its liability with respect to these alleged violations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



The annual meeting of stockholders was held on April 26, 1994. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the Company's Proxy Statement dated March 16, 1994.

      1. All nominees for director listed in the Proxy Statement were elected.

              NAME            VOTES FOR   VOTES WITHHELD
      --------------------    ----------  --------------

      Edwin V. Clarke, Jr.    55,118,318       2,362
      Ronald H. Doerr         55,116,518       4,162
      Masayuki Hanmyo         55,119,318       1,362
      Keisuke Murakami        55,115,518       5,162
      Osamu Sawaragi          55,116,518       4,162
      Kenichiro Sekino        55,115,518       5,162
      Robert J. Slater        55,118,318       2,362
      Yoshito Tokumitsu       55,115,518       5,162


      2. The proposal to ratify the selection of Ernst & Young as the Company's
         outside auditors for 1994 passed.   (For 55,115,810, abstained
         3,158, against 1,712)



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



      (a) Exhibits

          The following is an index of the exhibits included in this Report on Form10-Q:

           3A Form of Amended and Restated By-laws of the Company, a copy of which is attached hereto.
          10-A Amended and Restated Employment Agreement, dated as of May 31, 1994, between the Company and V. John Goodwin, a copy of which is attached hereto.
          10-B Amended and Restated Employment Agreement, dated as of May 31, 1994, between the Company and Robert M. Greer, a copy of which is attached hereto.



      (b) Reports on Form 8-K

          The Company filed a report on Form 8-K (the "report") on June 27, 1994. The report related to the press release issued on June 1, 1994 announcing the appointment of V. John Goodwin as President and Chief Operating Officer and Robert M. Greer as Senior Vice President and Chief Financial Officer.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 NATIONAL STEEL CORPORATION



                       BY  /s/Robert M. Greer
                           ----------------------------------------------
                           Robert M. Greer, Senior Vice President and
                           Chief Financial Officer



                       BY  /s/ Carl M. Apel
                           ----------------------------------------------
                           Carl M. Apel, Corporate Controller, Accounting and Assistant Secretary



Date:  August 10, 1994