Form 10-Q
period 1994-09-30
NATIONAL STEEL CORP
filed 1994-11-14
CIK 70578

                                                                       1994
                                                                   THIRD QUARTER



                                F O R M  1 0 - Q



                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                       _____      _____

The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of September 30, 1994, was 36,376,156 shares.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                         PAGE
                                                        ----


     Statements of Consolidated Income -
      Three Months Ended September 30, 1994 and 1993      3


     Statements of Consolidated Income -
      Nine Months Ended September 30, 1994 and 1993       4


     Consolidated Balance Sheets -
      September 30, 1994 and December 31, 1993            5


     Statements of Consolidated Cash Flows -
      Nine Months Ended September 30, 1994 and 1993       6


     Statements of Changes in Consolidated
      Stockholders' Equity and Redeemable
      Preferred Stock-Series B -
      Nine Months Ended September 30, 1994 and
      Year Ended December 31, 1993                        7


     Notes to Consolidated Financial Statements           8


     Management's Discussion and Analysis of
      Financial Condition and Results of Operations      11



PART II.  OTHER INFORMATION


     Legal Proceedings                                   15


     Exhibits and Reports on Form 8-K                    18


     Signatures                                          19

                        PART I. - FINANCIAL INFORMATION


NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                            THREE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                          1994        1993
                                                        --------    --------
NET SALES                                               $683,546    $623,272

Cost of products sold                                    592,964     574,048
Selling, general and administrative                       33,932      35,696
Depreciation, depletion and amortization                  34,569      34,169
Equity (income) loss of affiliates                           370        (418)
Unusual charge (credit)                                  (59,101)      3,294
                                                        --------    --------
INCOME (LOSS) FROM OPERATIONS                             80,812     (23,517)

Financing costs
 Interest and other financial income                      (1,064)       (517)
 Interest and other financial expense                     15,137      16,051
                                                        --------    --------
                                                          14,073      15,534
                                                        --------    --------

INCOME (LOSS) BEFORE INCOME TAXES                         66,739     (39,051)

Income tax provision (credit)                              4,256      (6,572)
                                                        --------    --------

NET INCOME (LOSS)                                         62,483     (32,479)
Less:  preferred stock dividends                          (2,740)     (2,755)
                                                        --------    --------

 Net income (loss) applicable to common stock           $ 59,743    $(35,234)
                                                        ========    ========

PER SHARE DATA APPLICABLE TO COMMON STOCK:

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK            $   1.64    $   (.97)
                                                        ========    ========

Weighted average shares outstanding (in thousands)        36,370      36,361




See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                                    NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                           1994          1993 (RESTATED)
                                                        ----------       ---------------
NET SALES                                               $1,956,966          $1,833,354

Cost of products sold                                    1,738,542           1,700,418
Selling, general and administrative                        101,490             102,975
Depreciation, depletion and amortization                   104,259             102,229
Equity (income) loss of affiliates                             384              (1,336)
Unusual charges (credits)                                 (170,073)              3,294
                                                        ----------          ----------
INCOME (LOSS) FROM OPERATIONS                              182,364             (74,226)

Financing costs
  Interest and other financial income                       (2,618)             (1,489)
  Interest and other financial expense                      47,111              48,508
                                                        ----------          ----------
                                                            44,493              47,019
                                                        ----------          ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   137,871            (121,245)

Income tax credit                                           (3,464)            (17,638)
                                                        ----------          ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                     141,335            (103,607)

Cumulative effect of accounting change                          -              (16,453)
                                                        ----------          ----------

NET INCOME (LOSS)                                          141,335            (120,060)
Less:  preferred stock dividends                            (8,220)            (10,607)
                                                        ----------          ----------

  Net income (loss) applicable to common stock          $  133,115          $ (130,667)
                                                        ==========          ==========

PER SHARE DATA APPLICABLE TO COMMON STOCK:

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                  $     3.66          $    (3.46)
Cumulative effect of accounting change                          -                 (.50)
                                                        ----------          ----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK            $     3.66          $    (3.96)
                                                        ==========          ==========

Weighted average shares outstanding (in thousands)          36,364              33,052




See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

ASSETS
                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1994          1993
                                                   -------------  ------------
Current assets
  Cash and cash equivalents                           $   92,419    $    5,322
  Receivables - net                                      280,308       224,709
  Inventories:
    Finished and semi-finished products                  236,904       246,285
    Raw materials and supplies                            94,226       124,812
                                                      ----------    ----------
                                                         331,130       371,097
                                                      ----------    ----------

          Total current assets                           703,857       601,128

Investments in affiliated companies                       57,383        58,278
Property, plant and equipment                          3,387,630     3,296,792
  Less:  Allowances for depreciation,
         depletion and amortization                    1,981,138     1,898,055
                                                      ----------    ----------
                                                       1,406,492     1,398,737
Other assets                                             257,200       246,057
                                                      ----------    ----------

          TOTAL ASSETS                                $2,424,932    $2,304,200
                                                      ==========    ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                    $  205,641    $  242,294
  Accrued liabilities                                    301,028       303,981
  Long term obligations and related party
   indebtedness due within one year                       35,588        28,257
                                                      ----------    ----------

       Total current liabilities                         542,257       574,532

Long term obligations                                    379,321       344,096
Long term indebtedness to related parties                310,409       329,995
Other long term liabilities                              802,752       797,585

Redeemable Preferred Stock - Series B                     66,905        68,030

Stockholders' equity
  Common Stock - par value $.01:
    Class A - authorized 30,000,000 shares; issued
     and outstanding 22,100,000 shares                       221           221
    Class B- authorized 65,000,000 shares; issued
     and outstanding 14,276,156 shares                       143           143
  Preferred Stock - Series A                              36,650        36,650
  Additional paid-in-capital                             360,525       360,314
  Retained deficit                                       (74,251)     (207,366)
                                                      ----------    ----------
      Total stockholders' equity                         323,288       189,962
                                                      ----------    ----------

       TOTAL LIABILITIES, REDEEMABLE PREFERRED
        STOCK AND STOCKHOLDERS' EQUITY                $2,424,932    $2,304,200
                                                      ==========    ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                                             NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                        1994      1993 (RESTATED)
                                                                      ---------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $ 141,335      $(120,060)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation, depletion and amortization                           104,259        102,229
     Carrying charges related to facility sales
      and plant closings                                                 23,819         26,597
     Unusual items (excluding pensions and OPEB)                        (19,847)            --
     Equity (income) loss of affiliates                                     384         (1,336)
     Dividends from affiliates                                              900            900
     Long term pension liability                                          8,630        (11,372)
     Postretirement benefits                                             (9,986)        46,004
     Deferred income taxes                                               (6,740)       (17,700)
     Cumulative effect of accounting change                                  --         16,453
  Cash provided (used) by working capital items:
     Receivables                                                        (55,599)       (22,140)
     Inventories                                                         39,967         34,289
     Accounts payable                                                   (36,653)       (52,601)
     Accrued liabilities                                                 (3,252)        21,340
  Other                                                                  10,995          1,199
                                                                      ---------      ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                          198,212         23,802
                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           (111,775)      (111,932)
                                                                      ---------      ---------
     NET CASH USED BY INVESTING ACTIVITIES                             (111,775)      (111,932)
                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                                 211             --
  Issuance of Class B Common Stock                                           --        141,432
  Redemption of Series B Redeemable Preferred Stock                          --        (67,804)
  Debt repayments                                                       (64,980)       (26,086)
  Borrowings                                                             87,950         40,563
  Payment of released Weirton benefit liabilities                       (13,475)       (15,054)
  Dividend payments on Preferred Stock-Series A                          (3,016)        (3,014)
  Dividend payments on Preferred Stock-Series B                             (87)        (1,457)
  Payment of unreleased Weirton liabilities and
    their release in lieu of cash dividends on
    Preferred Stock-Series B                                             (5,943)        (8,564)
                                                                      ---------      ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                              660         60,016
                                                                      ---------      ---------



NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     87,097        (28,114)
Cash and Cash Equivalents, Beginning of the Period                        5,322         55,220
                                                                      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                          $  92,419      $  27,106
                                                                      =========      =========

See notes to consolidated financial statements.


NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
AND REDEEMABLE PREFERRED STOCK - SERIES B
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

                                                                                                                          REDEEMABLE
                                                COMMON     COMMON   PREFERRED     ADDITIONAL  RETAINED        TOTAL       PREFERRED
                                               STOCK -    STOCK -    STOCK -       PAID-IN-   EARNINGS    STOCKHOLDERS'    STOCK -
                                               SERIES A   SERIES B  SERIES A       CAPITAL    (DEFICIT)      EQUITY        SERIES B
                                               --------   --------  -----------   ----------  ---------   -------------   ----------
BALANCE AT JANUARY 1, 1993                       $255       $  -      $36,650      $218,991   $  70,795     $ 326,691      $137,802
Net loss                                                                                       (258,861)     (258,861)
Redemption of Redeemable
   Preferred Stock - Series B                                                                                               (67,804)
Amortization of excess of book
   value over redemption value
   of Redeemable Preferred Stock
   - Series B                                                                                     1,968         1,968        (1,968)
Cumulative dividends on Preferred
   Stocks - Series A and B                                                                      (15,332)      (15,332)
Issuance of Common Stock -
   Class B                                                   109                    141,323                   141,432
Conversion of 3,400,000 shares
   of NII Common Stock - Class A
   to Common Stock - Class B                      (34)        34
Minimum pension liability                                                                        (5,936)       (5,936)
                                                 ----       ----      -------      --------   ---------     ---------      --------

BALANCE AT DECEMBER 31, 1993                      221        143       36,650       360,314    (207,366)      189,962        68,030
Net Income                                                                                      141,335       141,335
Amortization of excess of book
   value over redemption value
   of Redeemable Preferred Stock
   - Series B                                                                                     1,125         1,125        (1,125)
Cumulative dividends on Preferred
   Stocks - Series A and B                                                                       (9,345)       (9,345)
Exercise of stock options                                                               211                       211
                                                 ----       ----      -------      --------   ---------     ---------      --------
BALANCE AT SEPTEMBER 30, 1994                    $221       $143      $36,650      $360,525   $ (74,251)    $ 323,288      $ 66,905
                                                 ====       ====      =======      ========   =========     =========      ========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1994 (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made, except for the unusual items which are discussed in
Note 2, were of a normal recurring nature. The financial results presented for the three and nine month periods ended September 30, 1994 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K") contains additional information and should be read in conjunction with this report.

Financial information for the first nine months of 1993 has been retroactively restated to reflect the implementation of Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits", which the Company adopted during the fourth quarter of 1993.

Certain items in prior years have been reclassified to conform with current year presentation.


NOTE 2 - UNUSUAL ITEMS

During the nine months ended September 30, 1994, the Company recorded unusual gains aggregating $170.1 million relating to the receipt of proceeds of a judgment in the Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad (the "B&LE") and the decision to reopen National Steel Pellet Company ("NSPC"). (See Note 3 regarding the reopening of NSPC).

On January 24, 1994, the United States Supreme Court denied the B&LE's petition to hear the appeal in the Iron Ore Antitrust Litigation, thus sustaining the Company's judgment against the B&LE. On February 11, 1994, the Company received $111.0 million, including interest, in satisfaction of this judgment, which was recorded as an unusual gain in the first quarter of 1994. The Company utilized a portion of the proceeds from this judgment to repurchase $25.2 million aggregate principal amount of its outstanding 8.375% First Mortgage Bonds. Pursuant to the terms of the 1993 labor agreement between the Company and the United Steelworkers of America (the "USWA"), approximately $11 million of the B&LE proceeds will be deposited into a Voluntary Employee Benefits Association trust (the "VEBA Trust") established to fund the Company's retiree healthcare obligation ("OPEB") with respect to USWA represented employees. The Company expects to use the remaining proceeds for debt reduction, working capital and general corporate purposes. The Company did not recognize any income taxes associated with these proceeds, other than alternative minimum tax of $3.1 million, as regular federal income tax expense was offset by the utilization of previously reserved tax assets.


NOTE 3 - TEMPORARY IDLING OF NATIONAL STEEL PELLET COMPANY

NSPC, a wholly-owned subsidiary of the Company, was temporarily idled in October 1993, following a strike by the USWA on August 1, 1993, and the subsequent decision to satisfy the Company's iron ore pellet requirements from external sources. At December 31, 1993, it was the previous management's intention to externally satisfy its iron ore pellet requirements for a period in excess of two years, which would have caused NSPC to remain idle for that period. The Company determined that in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," a contingent liability of $108.6 million related to the idle period had been incurred which was recorded as an unusual charge during the fourth quarter of 1993. This charge was primarily comprised of employee benefits such as pensions and OPEBs, along with expenses relating to the idling of the facility.

Effective June 1, 1994, the Company's Board of Directors appointed a new Chief Operating Officer and President, a new Senior Vice President and Chief Financial Officer and a new Vice President-Human Resources. Earlier in the year, new USWA presidents were elected at both the international and local levels. In an effort to reduce delivered iron ore pellet costs and improve pellet mix, as well as to strengthen the cooperative partnership approach to labor relations, the new members of senior management considered the feasibility of reopening the NSPC facility. They determined that if a total reduction of $4 per gross ton in delivered pellet costs from pre-strike costs could be achieved, NSPC could be reopened on a cost effective basis. After a series of negotiations, a labor agreement (the "NSPC Labor Agreement") was reached between the USWA and NSPC. The NSPC Labor Agreement led to negotiations with other stakeholders such as public utilities, transportation companies, property owners and suppliers and resulted in the achievement of the requisite $4 per gross ton reduction in delivered pellet costs and the reopening of the facility in August 1994.

The reopening of NSPC resulted in the restoration of $59.1 million of the 1993 unusual charge, or $49 million net of the applicable income tax effect, related to the temporary idling. The adjustment was comprised primarily of employee benefit related items. Additionally, start-up expenses and certain expenses related to the NSPC Labor Agreement totaled approximately $6.5 million which were charged to cost of products sold. Both of these adjustments were recorded during the third quarter of 1994.


NOTE 4 - STOCK OPTIONS

A reconciliation of the Company's stock option activity for 1994 is as follows:

                                                                  EXERCISE
                                              NUMBER               PRICE
                                            OF OPTIONS       (WEIGHTED AVERAGE)
                                            ----------       ------------------

Balance outstanding at January 1, 1994        584,168              $13.99
Granted                                       303,500               14.00
Exercised                                     (15,056)              14.00
Forfeited                                    (155,139)
                                             --------
Balance outstanding at September 30, 1994     717,473               14.00
                                             ========

Exercisable at September 30, 1994             213,973
                                             ========

Outstanding stock options did not enter into the determination of earnings per share for 1994 as their dilutive effect was less than 3%.


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

The Certificates of Participation sold to the banks by NSFC have been rated AAA by Standard & Poor's Corporation, resulting in lower borrowing costs to the Company. As of September 30, 1994, no funded participation interests had been sold under the facility, although $89.0 million in letters of credit had been issued. With respect to the pool of receivables at September 30, 1994, after reduction for letters of credit outstanding, the amount eligible for sale was $91.0 million. During the period May 16, 1994 through September 30, 1994, the eligible amount ranged from $69.5 million to $91.0 million, after reduction for the letters of credit outstanding. The banks' commitments are scheduled to expire on May 16, 1997.

The Company will continue to act as servicer of the assets sold into the program and will continue to make billings and collections in the ordinary course of business according to established practices.

The Company terminated its revolving secured credit facility, which included a letter of credit facility, on May 16, 1994. On that same date, the Company also terminated its subordinated loan agreement with a U.S. subsidiary of NKK Corporation.


NOTE 6 - SUBSEQUENT EVENT

On October 12, 1994, the Company filed a Registration Statement on Form S-3 relating to a primary offering (the "Offering") of up to 6.9 million shares of its Class B Common Stock, including 900,000 shares to cover the Underwriters' over-allotment option. After completion of the Offering, NKK will hold approximately 68.6% of the combined voting power of the Company's outstanding common stock, assuming the Underwriters' over-allotment option is not exercised.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND 1993


Net Sales
- ---------

Net sales for the third quarter of 1994 increased 9.7% to $683.5 million compared to $623.3 million for the same period in 1993. This increase is attributable to an increase in shipments and realized selling prices, coupled with a favorable shift in product mix to higher margin coated products from lower margin secondary products. Steel shipments for the current period were 1,316,000 tons, a 4.1% increase compared to the 1,264,000 tons shipped during the same 1993 period. Raw steel production totaled 1,311,000 tons, compared to 1,331,000 tons produced in the third quarter of 1993.


Cost of Products Sold
- ---------------------

The Company's cost of products sold as a percentage of net sales decreased from 92.1% in the third quarter of 1993 to 86.7% in the same 1994 period. In addition to the factors discussed above, operating performance improvements such as a reduction in manhours per net ton shipped, as well an upward trend in yields, were among the more significant factors contributing to lower costs in the third quarter. Cost of products sold was adversely impacted by approximately $6 million during the quarter as a result of operating problems at two of the Company's blast furnaces. However, the quarter benefited by approximately $5 million as a result of postretirement benefit adjustments pursuant to the receipt of the Company's recently completed actuarial valuations.


Unusual Adjustment Related to National Steel Pellet Company
- -----------------------------------------------------------

See Note 3 to the financial statements regarding the reopening of NSPC and the $59.1 unusual credit recorded during the third quarter of 1994.


Income Taxes
- ------------

During the third quarter of 1994, the Company recognized net deferred income tax expense of $4.3 million, reducing the total net deferred tax asset to $87.3 million at September 30, 1994. Approximately $10 million of the charge reflects the reversal of a portion of the tax benefit recorded in 1993 related to the temporary idling of NSPC, which was offset by $5.7 million of tax credits relating to the quarter.


Net Income
- ----------

During the third quarter of 1994, the Company achieved operating and net income, exclusive of unusual items, of $21.7 million and $13.3 million, respectively. This compares to operating and net losses of $20.2 million and $29.2 million, net of unusual items, respectively, for the same 1993 period. Management attributes this return to profitability to a number of actions aimed at reducing product costs and improving product quality and delivery performance, along with improvements in realized selling prices coupled with a strong domestic market for flat rolled steel products.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND 1993

Net Sales
- ---------

Net sales for the first nine months of 1994 totaled $2.0 billion, a 6.7% increase when compared to 1993. This increase was attributable to both an increase in realized selling prices, as well as an improvement in product mix away from lower priced secondary products to higher priced prime products.
Steel shipments for the first nine months of 1994 were 3,824,000 tons, a slight decrease from the 3,846,000 tons shipped during the corresponding 1993 period. This slight decrease in volume was more than offset by the improvement in product mix and selling prices. Raw steel production was 4,106,000 tons, compared to 4,118,000 tons produced during the nine month period ended September 30, 1993.


Cost of Products Sold
- ---------------------

Cost of products sold as a percentage of net sales decreased from 92.7% in the first nine months of 1993 to 88.8% for the corresponding 1994 period. This decrease is primarily a result of improvements in realized selling prices, product mix and performance yields, as well as a reduction in product costs.


Unusual Items
- -------------

See Notes 2 and 3 to the Financial Statements regarding unusual items recorded during the nine month period ended September 30, 1994.


Income Taxes
- ------------

During the first nine months of 1994, the Company recognized income tax credits of $16.6 million. These credits were offset by $3.1 million in alternative minimum tax expense related to the receipt of the B&LE proceeds and a $10.0 million deferred tax charge reflecting the reversal of a portion of the tax benefit recorded in 1993 related to the temporary idling of NSPC, resulting in a net income tax credit of $3.5 million for the nine months ended September 30, 1994.

OTHER

Change in Management
- --------------------

On June 1, 1994, the Board of Directors replaced certain members of the Company's senior management for the purpose of improving operating performance and achieving sustained profitability. V. John Goodwin, who has twenty seven years of experience in the steel industry, was appointed President and Chief Operating Officer and Robert M. Greer, who has thirty three years of steel industry and related business experience, was appointed Senior Vice President and Chief Financial Officer. Four other managers experienced in the areas of quality control, primary steel production and finishing, and human resources joined the remaining members of management. Mr. Goodwin and the other new members of the Company's management are credited with substantially improving operating performance and labor relations and reducing production costs in their previous employment.


Reduction of Salaried Non-Represented Workforce
- -----------------------------------------------

Management is currently in the process of evaluating alternatives to improve the competitive position of the Company. As a part of this analysis, management has embarked upon a plan that will result in the reduction of the salaried non-represented workforce. The results of this plan are expected to be finalized late in the fourth quarter of 1994. Because the plan has not yet been completed and certain employee benefit related costs are sensitive to the number of affected employees, as well as their age and years of service, the Company is presently unable to estimate the exact amount of the charge. However, based upon currently available information, the Company estimates the charge to range from $30.0 million to $40.0 million, based upon a 400 employee reduction. Management expects to record this as an unusual charge during the fourth quarter of 1994.

LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------


The Company's liquidity needs arise primarily from capital investments, working capital requirements and principal and interest payments on its indebtedness. In addition to the Company's 1993 initial public offering of its Class B Common Stock, the Company has satisfied these liquidity needs with funds provided by long-term borrowings and cash provided by operations.

On January 24, 1994, the United States Supreme Court denied the B&LE's petition to hear the appeal in the Iron Ore Antitrust Litigation, thus sustaining the Company's judgment against the B&LE. On February 11, 1994, the Company received approximately $111 million, including interest, in satisfaction of this judgment.

Cash and cash equivalents totaled $92.4 million at September 30, 1994 as compared to $5.3 million at December 31, 1993. This increase is primarily the result of the receipt of the payment of the B&LE judgment, net of certain uses of the B&LE proceeds. The Company utilized a portion of the proceeds from this judgment to repurchase $25.2 million aggregate principal amount of the Company's outstanding 8.375% First Mortgage Bonds on March 31, 1994 and will contribute approximately $11 million to a Voluntary Employee Benefit Trust established to pre-fund a portion of the Company's retiree health care obligations. The Company will use remaining B&LE proceeds for further debt reduction, working capital and general corporate purposes.


Cash Flows from Operating Activities

For the nine months ended September 30, 1994, cash provided from operating activities increased by $174.4 million compared to the same 1993 period. This increase was primarily attributable to the receipt of $111.0 million of proceeds from the B&LE judgment along with an improvement in net income (See Results of Operations). The impact of working capital items reduced cash flows by $84.7 million for the nine month period. Decreases in accounts payable and accrued liabilities had the most significant negative effect, due primarily to the timing of cash disbursement clearings. Additionally, an increase in accounts receivable had a negative cash flow impact due to higher shipments during the third quarter when compared to the previous fourth quarter. A reduction in the Company's inventories had a lesser cash flow effect, and helped to partially offset the aforementioned changes.


Cash Flows from Investing Activities

Capital investments for the first nine months of 1994 and 1993 amounted to $111.8 million and $111.9 million, respectively. The 1994 spending is largely attributable to the completion of a pickle line servicing the Great Lakes Division (the "Pickle Line"), which was financed under a turnkey contract and did not become the property of the Company until completion and acceptance of the facility during the first quarter of 1994. The 1993 spending was mainly related to the rebuild of the No. 5 coke oven battery, also servicing the Company's Great Lakes Division, and the relining of a blast furnace at the same location. The Company plans to invest approximately $45.8 million during the remainder of 1994 for capital expenditures to improve its plant and equipment.


Cash Flows from Financing Activities

Financing activities included borrowings for the first nine months of 1994 and 1993 of $88.0 million and $40.6 million, respectively, representing primarily the commencement of the permanent financing for the Pickle Line and the remaining financing commitment for the rebuild of the No. 5 coke oven battery at the Great Lakes Division, respectively. This increase in borrowings was largely offset by the repurchase of $25.2 million in aggregate principal amount of 8.375% First Mortgage Bonds and $14.0 million in aggregate principal amount of Series 1985 River Rouge Pollution Control Bonds during the first nine months of 1994.

During 1993, the Company completed its initial public offering of Class B Common Stock, which generated net proceeds of $141.4 million.

Sources of Financing

The Company's available sources of liquidity consist of a new Receivables Purchase Agreement with commitments of up to $180 million and $15 million in an uncommitted, unsecured line of credit (the "Uncommitted Line of Credit"). On September 30, 1994, there were no cash borrowings outstanding under the Receivables Purchase Agreement and outstanding letters of credit under the new agreement amounted to $89 million. On February 7, 1994, the Company borrowed $20 million under various short term loan agreements, all of which was repaid on February 17, 1994. Additionally, in February 1994, the Company borrowed a maximum of $5 million under the Uncommitted Line of Credit which was repaid later in the month.

On October 12, 1994, the Company filed a Registration Statement on Form S-3 relating to a primary offering (the "Offering") of up to 6.9 million shares of its Class B Common Stock, including 900,000 shares to cover the Underwriters' over-allotment option. After completion of the Offering, NKK will hold approximately 68.6% of the combined voting power of the Company's outstanding common stock, assuming the Underwriters' over-allotment option is not exercised.

Total debt and redeemable preferred stock as a percentage of total capitalization decreased to 71% at September 30, 1994, as compared to 80.2% at December 31, 1993, as the Company's net income of $141.3 million more than offset the effect of the commencement of the permanent financing of the Pickle Line.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS



Detroit Coke Corporation v. NKK Chemical USA, Inc. With reference to the matter involving the claim of Detroit Coke Corporation ("Detroit Coke") that the defendants supplied it with defective coal and coal blends which allegedly caused damage to its coke making facility and environmental problems, previously reported in the 1993 Form 10-K and the Form 10-Q for the quarter ended June 30, 1994 (the "second quarter Form 10-Q"), discovery has been completed and all parties have filed pretrial statements. All defendants have filed Motions for Summary Judgment. No decisions have been rendered as to any of these Motions. This matter will not reach the trial stage before January 1995.



Donner-Hanna Coke Joint Venture.   With  respect  to the matter previously
reported in the 1993 Form 10-K and first and second quarter Forms 10-Q, involving Hanna Furnace Corporation ("Hanna") and the Donner-Hanna Coke Joint Venture ("Donner-Hanna"), on July 8, 1994, the Pension Benefit Guaranty Corporation ("PBGC") filed an application in the United States District Court for the Western District of New York to terminate the Donner-Hanna's hourly pension plan retroactively to July 1, 1991 and the salaried pension plan retroactively to December 31, 1993. On August 17, 1994, the Court entered an order terminating the Plans no later than the dates requested by the PBGC and appointing the PBGC as statutory trustee of the Plans. Hanna has been granted leave to intervene in this action and will seek to have the Plans terminated as of an earlier date. There has been no funding in 1994 of either of the Plans. Depending upon the date the Plans are deemed to have been terminated, Hanna's liability is estimated to range from $12.3 million to $16.9 million. The Company has accrued the maximum amount in the range.

Management believes that the final disposition of the Detroit Coke and Donner-Hanna matters will not have a material adverse effect either individually or in the aggregate, on the Company's Results of Operations or Cash Flows.


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

The following paragraphs provide updates on previously reported proceedings:


Port of Monroe. With reference to the matter involving the Port of Monroe site located in Monroe, Michigan, previously described in the 1993 Form 10-K and the first and second quarter Forms 10-Q, the consent decree embodying the terms of the settlement of the Michigan Department of Natural Resources (the "MDNR") past response cost claim has been finalized. The owners/operators of the site and certain generator/transporter PRPs, of which the Company is one, have reached an agreement regarding an interim allocation that will generate sufficient funds to satisfy the PRPs' obligations under the consent decree. The Company's share under this interim allocation is approximately $50,000, which amount has been paid to the State. The owner/operator PRPs have advised the Company orally that the overall cost of the remedy for this site is expected to be less than $10 million. However, the Company does not yet have sufficient information regarding the nature and extent of contamination at the site and the nature and extent of the wastes that the other PRPs have sent to the site to determine whether the $10 million estimate is accurate. Based on currently available information, the Company believes that its proportionate share of the ultimate liability at this site will be no more than 10% of the total costs and has accrued for this exposure.

Hamtramck Site. With reference to the matter involving the Hamtramck, Michigan site, previously described in the 1993 Form 10-K, a judicially-mandated mediation took place in June 1994. The mediation panel issued a finding that the Company had no liability in connection with this site. However, the mediators' decision is non-binding. Counsel has advised the Company that settlement negotiations are ongoing.


Rasmussen Site. With reference to the matter involving this disposal site located in Livingston, Michigan, previously described in the 1993 Form 10-K, the Company has made another installment payment under the participation agreement among the PRPs. Of the Company's total share of $420,000, $126,000 has now been paid. The full amount of such liability has been accrued by the Company.


Berlin & Farro Liquid Incineration Site. With reference to the matter involving the Berlin & Farro site located in Swartz Creek, Michigan, previously reported in the 1993 Form 10-K and the first quarter Form 10-Q, in July 1993, the Company accepted the MDNR's "de minimis" buyout settlement offer of approximately $1,500, which amount has since been paid.


Iron River (Dober Mine) Site. On July 15, 1994, the State of Michigan served M.A. Hanna Company ("M.A. Hanna") with a complaint seeking response costs in the amount of approximately $365,000, natural resource damages in the amount of approximately $2 million and implementation of additional response activities related to an alleged discharge to the Iron and Brule Rivers of acid mine drainage. M.A. Hanna operated the Dober Mine pursuant to a management agreement with the Company. M.A. Hanna has requested that the Company defend and indemnify it and the Company has undertaken the defense against the State's claim. The Company, however, has reserved the right to terminate such defense. The Company filed on behalf of M.A. Hanna an answer to the complaint denying liability at this site.


Martha C. Rose Chemicals Superfund Site. With reference to the Martha C. Rose Chemicals Superfund site located in Holden, Missouri, previously reported in the 1993 Form 10-K, completion of construction of the remedy is now scheduled for December 1994. To date, the PRP steering committee has raised approximately
$35 million from among the over 700 PRP's identified at this site to pay for past removal actions, the remedial investigation and feasibility study and the final remedial action. The remediation project manager for the PRP group has advised that the final cost of the remedy will be less than $35 million.


Buck Mine Complex.  With reference to the Buck Mine Complex site located in
Iron County, Michigan, previously reported in the 1993 Form 10-K, the Company has received advice from an expert in acid mine water remediation who has been involved with this and similar sites that the cost of the remedial investigation and feasibility study and the remediation at this site will be in the range of $250,000 to $400,000, which cost will be allocated among the parties ultimately held responsible.


New Proceeding


Conservation Chemical Company. In a General Notice of Potential Liability letter dated September 28, 1994, the Environmental Protection Agency (the "EPA") advised that it has information that the Company's Midwest Division may be a PRP with respect to the Conservation Chemical Company site located in Gary, Indiana. The letter further advised that EPA plans to implement a removal action at the site and has scheduled a meeting for November 10 to discuss the matter.
Attached to the General Notice Letter is a list of the PRPs which received the letter. That list consists of 225 entities.

In 1987, the Company's Midwest Division was contacted by a group of fourteen parties which had, pursuant to a Section 106 order from the EPA, performed an emergency removal action at the site. Those parties requested that the other entities which had allegedly sent material to the site, including the Company's Midwest Division, pay for a portion of the costs which the fourteen parties had incurred. Ultimately, the Company paid $15,000 to those parties in order to resolve their claim without costly litigation. The information provided the Company at the time indicated that the Company had sent 10,000 gallons of pickle liquor to the site. Based upon that information, the Company is likely to be a de minimis PRP at this site.



NII Sites


Lowry Landfill Site. With reference to the matter involving the Lowry Landfill Site in Aurora, Colorado, previously reported in the 1993 Form 10-K and second quarter Form 10-K, the Alumet Partnership is defending the action filed by the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. and has brought an action against the Company's insurance carriers.

Other


Great Lakes Division - Wayne County Air Pollution Control Department Proceeding. With reference to the matters involving alleged violations of air pollution regulations at the Company's Great Lakes Division, previously reported in the 1993 Form 10-K and the second quarter Form 10-Q, the Company and the Wayne County Air Pollution Control Department (the "WCAPCD") have agreed to a settlement whereby the Company will pay a $227,250 penalty and implement an environmental credit program valued at $227,250. Settlement documentation is being negotiated.


Great Lakes Division - 80 Inch Hot Strip Mill. With reference to this matter involving certain outfalls located at the Company's Great Lakes Division facility, previously reported in the 1993 Form 10-K and the first and second quarter Forms 10-Q, all assessments previously issued by the U.S. Coast Guard ("USCG") have been settled and paid. The USCG has advised the Company that it may assess two additional penalties totaling $18,000. The Company has proposed settling these two additional potential matters for $5,000. Additionally, in response to the MDNR's request, in August 1994, the Company submitted a proposed plan for addressing oil discharges from the 80 inch hot strip mill. In the event that the Company is unable to maintain compliance with the terms and conditions of its NPDES permit through the implementation of the comprehensive plan, it may have to install additional control systems that would cost approximately $13 million.


Great Lakes Division - Coke Oven By-Products Plant. The coke oven by-products plant at the Great Lakes Division currently discharges wastewater to the Detroit Water and Sewerage Department ("DWSD") treatment facility pursuant to a permit. The DWSD treats the Company's wastewater along with large volumes of wastewater from other sources and discharges such treated wastewaters to the Detroit River. The Company has appealed the total cyanide limit in the permit and has requested that the DWSD issue to the Company a variance. The DWSD denied the Company's request in April 1994, and the Company subsequently filed a timely petition for reconsideration. The Company and the DWSD are currently involved in technical discussions regarding the cyanide limit. In the event that the DWSD denies the Company any relief, the Company likely will be required to install its own treatment facility at an estimated cost of approximately $8 million.


In connection with certain of these proceedings, the Company has only commenced investigation or otherwise does not have sufficient information to estimate its potential liability, if any. Although the outcomes of the proceedings described above or any fines or penalties that may be assessed in any such proceedings, to the extent that they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations for the applicable period, the Company has no reason to believe that any such outcomes, fines or penalties, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial position.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


 (a) The following is an index of the exhibits included in this Report on Form 10-Q:

     27A Financial Data Schedule


 (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1994.

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



Date:  November 14, 1994

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NATIONAL STEEL CORPORATION



               BY ______________________________________________
                   Robert M. Greer, Senior Vice President and
                   Chief Financial Officer



               BY ______________________________________________
                   Carl M. Apel, Corporate Controller, Accounting and Assistant Secretary



Date:  November 14, 1994

                           NATIONAL STEEL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994



27-A   Financial Data Schedule