Form 10-K/A
period 1993-12-31
NATIONAL STEEL CORP
filed 1995-01-18
CIK 70578

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A

       (AMENDMENT NO. 1 TO FORM 10-K ORIGINALLY FILED MARCH 7, 1994)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                      SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1993

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

  The Company was formed through the merger of Weirton Steel, Great Lakes Steel and Hanna Iron Ore Company and was incorporated in Delaware on November 7, 1929. The Company built a finishing facility, now the Midwest Division, in 1961 and in 1971 purchased Granite City Steel Corporation, now the Granite City Division. On September 13, 1983, the Company became a wholly-owned subsidiary of National Intergroup, Inc., which changed its name to Foxmeyer Health Corporation in October 1994, (collectively, with its subsidiaries, "NII") through a restructuring. On January 11, 1984, the Company sold the principal assets of its Weirton Steel Division and retained certain liabilities related thereto. On August 31, 1984, NKK Corporation (collectively, with its subsidiaries, "NKK") purchased a 50% equity interest in the Company from NII. On June 26, 1990, NKK purchased an additional 20% equity interest in the Company from NII. In April 1993, the Company completed an initial public offering of its Class B Common Stock. In October 1993, NII converted all of its shares of Class A Common Stock to an equal number of shares of Class B Common Stock, resulting in NKK having a 75.6% voting interest in the Company. NII sold substantially all of its shares of Class B Common Stock in the market in January 1994.

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

                           RAW STEEL PRODUCTION DATA

                                                        EFFECTIVE    PERCENT
                                  EFFECTIVE   ACTUAL    CAPACITY   CONTINUOUSLY
                                  CAPACITY  PRODUCTION UTILIZATION     CAST
                                  --------- ---------- ----------- ------------
                                  (000'S OF NET TONS)      (%)         (%)
THE COMPANY
- -----------
1993.............................    5,550     5,551      100.0       100.0
1992.............................    5,355     5,380      100.5       100.0
1991.............................    5,670     5,247       92.5        99.8
1990.............................    5,876     5,735       97.6        85.4
1989.............................    5,576     5,394       96.7        88.7
DOMESTIC STEEL INDUSTRY*
- ------------------------
1993.............................  109,900    97,877       89.1        85.7
1992.............................  113,100    92,949       82.2        79.3
1991.............................  117,700    87,896       74.7        75.8
1990.............................  116,800    98,906       84.7        66.6
1989.............................  115,900    97,943       84.5        64.8

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

  Imports. Domestic steel producers face significant competition from foreign producers and have been adversely affected by unfairly traded imports. Imports of finished steel products accounted for approximately 14% of the domestic market in 1993 and approximately 15% of the domestic market in 1992 and 1991. Many foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

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

ENVIRONMENTAL MATTERS

  The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. The Company believes that it is in material compliance with such laws and regulations. The Company currently estimates that it will incur capital expenditures in connection with matters relating to environmental control of approximately $7.9 million and $13.6 million for 1994 and 1995, respectively. In addition, the Company expects to record expenses for environmental compliance, including depreciation, of approximately $70 million and $73 million for 1994 and 1995, respectively. Since environmental laws and regulations are becoming increasingly stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. The costs for environmental compliance may also place the Company at a competitive disadvantage with respect to foreign steel producers, as well as manufacturers of steel substitutes, that are subject to less stringent environmental requirements.

  In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on air emissions. The Clean Air Act amendments will directly affect the operations of many of the Company's facilities, including its coke ovens. Under such amendments, coke ovens generally will be required to comply with progressively more stringent standards over the next thirty years. The Company believes that the costs for complying with the Clean Air Act amendments will not have a material adverse effect, on an individual site basis or in the aggregate, on the Company's financial condition, results of operations or liquidity.

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

  Since 1989, the EPA and the eight Great Lakes states have been developing the Great Lakes Initiative, which will impose standards that are even more stringent than the best available technology standards currently being enforced. As required under section 118 of the Clean Water Act, as amended, which is intended to codify the efforts of the EPA and such states under the Great Lakes Initiative, on April 16, 1993, the EPA published the proposed "Water Quality Guidance for the Great Lakes System" (the "Guidance Document"). Once finalized, the Guidance Document will establish minimum water quality standards and other pollution control policies and procedures for waters within the Great Lakes System. The EPA intends to publish the final Guidance Document by October 1995. Preliminary studies conducted by the AISI prior to publication of the proposed Guidance Document estimate that the potential capital cost for a fully integrated steel mill to comply with draft standards under the Great Lakes Initiative can range from approximately $50 million to $175 million and the potential annual operating and maintenance cost will be approximately 15% of the estimated capital cost. Until the Guidance Document is finalized, the Company is unable to determine whether such estimates are accurate and whether the Company's actual costs for compliance will be comparable. Although the Company believes only the Great Lakes Division would be required to incur significant costs for compliance, there can be no assurances that such compliance will not have a material adverse effect, on an individual site basis or in the aggregate, on the Company's financial condition, results of operations or liquidity.

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

  All land (excluding certain unimproved land), buildings and equipment (excluding, generally, mobile equipment) that are owned in fee by the Company at the Great Lakes Division, Granite City Division and Midwest Division are subject to a lien under the First Mortgage Bonds, with certain exceptions, including a vacuum degasser and a pickle line which service the Great Lakes Division, a continuous caster which services the Granite City Division and the corporate headquarters in Mishawaka, Indiana. Additionally, the Company has agreed to grant to the VEBA a second mortgage on the No. 5 coke oven battery at the Great Lakes Division.

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

Donner-Hanna Coke Joint Venture

  Hanna Furnace Corporation ("Hanna"), a wholly-owned subsidiary of the Company, was a 50% participant, along with LTV Steel Company, Inc. ("LTV"), in the Donner-Hanna Coke Joint Venture ("Donner-Hanna") which ceased its coke making operations in 1982. LTV filed a petition in July 1986 with the United States Bankruptcy Court for the Southern District of New York for relief under Chapter 11 of the Bankruptcy Code, and, with the approval of the Bankruptcy Court, rejected the Donner-Hanna-Coke Joint Venture Agreement. As a result of LTV's actions, Donner-Hanna has failed to make its annual minimum pension contributions to the trustee of its salaried and hourly pension plans (the "Plans") for each of the plan years 1985 through 1992 in the aggregate amount of approximately $7.2 million. The Company estimates the 1993 minimum contribution to be $.7 million, which also has not been made. The Company has fully reserved for these amounts at December 31, 1993. The total unfunded liability of the Plans was determined to be $15.5 million on May 20, 1993, for purposes of settling Hanna's bankruptcy claim against LTV. Since July 1991, the Pension Benefit Guaranty Corporation (the "PBGC") has funded the monthly pension benefits under the hourly pension plan. On August 13, 1993, the Internal Revenue Service assessed Hanna, as a general partner of Donner-Hanna, approximately $2.7 million for excise taxes (including interest through August 31, 1993) and penalties for plan years 1985 through 1991 arising from the failure to meet minimum funding standards for the Plans. In November 1993, Hanna contributed approximately $1.2 million to the salaried plan, representing proceeds from the sale of LTV stock received for Hanna's claim in the LTV bankruptcy proceeding. On December 30, 1993, the Pension Benefit Guarantee Corporation ("PBGC") notified Hanna and the Pension Committee for the Plans that the PBGC was terminating the hourly plan retroactive to July 1, 1991, and was terminating the salaried plan as of December 31, 1993. The PBGC has submitted a proposed Termination Agreement which is currently under review. The PBGC has indicated that it may seek to hold the Company liable for the unfunded liability of the Plans. Although the Company believes that under applicable law Hanna is solely liable and the Company has valid defenses to any such action by the PBGC, the Company is unable to predict with certainty the final outcome of any such action by the PBGC. Depending upon the date the Plans are deemed to have been terminated, Hanna's liability is estimated to range from $12.3 million to $16.9 million. The Company has accrued the maximum amount in this range.

  Management believes that the final disposition of the Baker's Port, Detroit Coke and Donner-Hanna Coke matters will not have a material adverse effect, either individually or in the aggregate, on the Company's financial condition or results of operations but could have a material adverse effect on liquidity.

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

  Ilada Energy Company Site. The Company and certain other PRPs have performed a removal action pursuant to an order issued by the EPA under Section 106 of CERCLA at this waste oil/solvent reclamation site located in East Cape Girardeau, Illinois. The Company received a special notice of liability with respect to this site on December 21, 1988. The Company believes that there are approximately sixty-three PRPs identified at such site. Pursuant to an Administrative Order of Consent ("AOC"), the Company and other PRPs are currently performing a remedial investigation and feasibility study at such site to determine whether the residual levels of contamination of soil and groundwater remaining after the removal action pose any threat to either human health or the environment and therefore whether or not the site will require further remediation. During the remedial investigation and feasibility study, a floating layer of material, which the Company believes to be aviation fuel, was discovered above the groundwater. The Company does not know the extent of this contamination. Furthermore, the Company believes that this material is not considered to be a hazardous substance as defined under CERCLA. To date, neither the Company nor the other PRPs have agreed to remediate or take any action with respect to the material. Due to legal and factual uncertainties remaining at this site, the Company is unable to estimate its potential liability. To date, the Company has paid approximately $2 million for work and oversight costs.

  Buck Mine Complex. This is a proceeding involving a large site, called the Buck Mine Complex, two discrete portions of which were formerly owned or operated by a subsidiary of the Company. This subsidiary was subsequently merged into the Company. The Company received a notice of potential liability from the MDNR with respect to this site on June 24, 1992. The Company's subsidiary had conducted mining operations at only one of these two parcels and had leased the other parcel to a mining company for numerous years. The MDNR alleges that this site discharged and continues to discharge heavy metals into the environment, including the Iron River. Because the Company and approximately eight other PRPs have declined to undertake a remedial investigation and feasibility study, the MDNR has advised the Company that it will undertake the investigation at this site and charge the costs thereof to those parties ultimately held responsible for the cleanup. The MDNR has orally advised the Company that the cost of the remedial investigation and feasibility study and the remediation at this site will be approximately $250,000, which cost will be allocated among the parties ultimately held responsible. The Company does not have complete information regarding the relationship of the other PRPs to the site, does not know the extent of the contamination or of any clean-up that may be required and consequently, is unable to estimate its potential liability, if any, in connection with this site.

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

  Springfield Township Site. This is a proceeding involving a disposal site located in Springfield Township, Davisburg, Michigan in which approximately twenty-two PRPs have been identified. The Company received a general notice of liability with respect to this site on January 23, 1990. The Company and eleven other PRPs have entered into AOCs with the EPA for the performance of partial removal actions at such site and reimbursement of past response costs to the EPA. The Company's share of costs under the AOCs was $48,000. The PRPs are currently negotiating with the EPA regarding the final remedial action at such site. The EPA and the PRP steering committee have estimated that the cost to implement the final remedy is approximately $33 million and $20 million, respectively, depending upon the final remedy. The Company is currently negotiating with the other PRPs with respect to its share of such cost and has offered to pay $175,000 in connection with the final remedy. On November 10, 1993, the EPA issued a unilateral order pursuant to Section 106 of CERCLA requiring the PRP steering committee to implement the groundwater portion of the final remedy. The members of the PRP steering committee have entered into an agreement among themselves for the implementation of the groundwater portion of the final remedy. Subject to a final determination by the EPA as to what must be included in the groundwater portion of the final remedy, a preliminary estimate by the PRP steering committee of the cost of such work is approximately $300,000. Additionally, in response to a demand letter from the MDNR, the PRP steering committee and the MDNR have negotiated a preliminary agreement pursuant to which MDNR will be reimbursed approximately $700,000 for its past response costs. The Company has recorded its estimated liability for this matter, which totals approximately $318,000.

  Rasmussen Site. The Company and nine other PRPs have entered into a Consent Decree with the EPA in connection with this disposal site located in Livingston, Michigan. The Company received a general notice of liability with respect to this site on September 27, 1988. The Company believes that there are approximately twenty-three PRPs at this site. A record of decision selecting the final remedial action for this site was issued by the EPA in March 1991. The PRP steering committee has estimated that remediation costs are approximately $18.5 million. Pursuant to a participation agreement among the PRPs, the Company's share of such costs is approximately $420,000 which has been accrued by the Company, of which approximately $327,000 remains to be paid. To date the Company has paid approximately $93,000.

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

NII Sites.

  Remediation costs incurred by the Company at the following sites constitute Weirton Liabilities or other environmental liabilities for which NII has agreed to indemnify the Company: the Swissvale Site, Swissvale, Pennsylvania; Buckeye Site, Bridgeport, Ohio; Lowry Landfill, Aurora, Colorado; and Weirton Steel Corporation Site, Weirton, West Virginia. The Company was notified of potential liability with respect to each of these sites as follows: the Swissvale Site-- February 1985; Buckeye Site--September 1991; Lowry Landfill--December 1990; and Weirton Steel Corporation Site--January 1993. In accordance with the terms of an agreement between the Company and NII, in January 1994, NII paid the Company $10 million as an unrestricted prepayment for environmental obligations which may arise after such prepayment and for which NII has previously agreed to indemnify the Company. Since NII retains responsibility to indemnify the Company for any remaining environmental liabilities arising before such prepayment or arising after such prepayment and in excess of $10 million, these environmental liabilities are not expected to have a material adverse effect on the Company's liquidity. However, the failure of NII to satisfy any such indemnity obligations could have a material adverse effect on the Company's liquidity. The Company's ability to fully realize the benefits of NII's indemnification obligation is necessarily dependent upon NII's financial condition at the time of any claim with respect to such obligations. NII is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.

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

Other.

  The Company and its subsidiaries have been conducting steel manufacturing and related operations at numerous locations, including their present facilities, for over sixty years. Although the Company believes that it has utilized operating practices that were standard in the industry at the time, hazardous materials may have been released on or under these currently- or previously-owned sites. Consequently, the Company potentially may also be required to remediate contamination at some of these sites. The Company does not have sufficient information to estimate its potential liability in connection with any potential future remediation. However, based on its past experience and the nature of environmental remediation proceedings, the Company believes that if any such remediation is required, it will occur over an extended period of time. In addition, the Company believes that many of these sites may also be subject to indemnities by NII to the Company.

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

  In connection with certain of these proceedings, the Company has only commenced investigation or otherwise does not have sufficient information to estimate its potential liability, if any. Although the outcomes of the proceedings described above or any fines or penalties that may be assessed in any such proceedings, to the extent that they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that any such outcomes, fines or penalties, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company's accrued environmental liabilities at December 31, 1993 and 1992 were $11.7 million and $15.5 million, respectively.

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

ITEM 6. SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PER TON DATA)

                                              YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                          1993    1992    1991    1990    1989
                                         ------  ------  ------  ------  ------
STATEMENT OF OPERATIONS DATA:
Net sales..............................  $2,419  $2,373  $2,330  $2,508  $2,576
Cost of products sold..................   2,254   2,107   2,103   2,203   2,233
Depreciation, depletion and amortiza-
 tion..................................     137     115     117     117     103
                                         ------  ------  ------  ------  ------
Gross profit...........................      27     152     110     188     240
Selling, general and administrative....     137     133     139     145     146
Unusual items..........................     111      37     111     --      --
Income (loss) from operations..........    (218)    (12)   (131)     57     108
Financing costs (net)..................      62      62      59      31      21
Income (loss) before income taxes, ex-
 traordinary items and cumulative
 effect of accounting changes..........    (280)    (75)   (189)     26      87
Extraordinary credit (charge)..........     --      (50)    --        3      23
Cumulative effect of accounting
 changes...............................     (16)     76     --      --      --
Net income (loss) applicable to Common
 Stock.................................    (272)    (66)   (207)     13      83
Per share data applicable to Common
 Stock:
  Income (loss) before extraordinary
   items and cumulative effect of
   accounting changes..................   (7.55)  (3.61)  (8.11)    .32    1.77
  Net income (loss)....................   (8.04)  (2.58)  (8.11)    .43    2.45
  Cash dividends paid..................     --      --      --      --      .20
                                                 AS OF DECEMBER 31,
                                         --------------------------------------
                                          1993    1992    1991    1990    1989
                                         ------  ------  ------  ------  ------
BALANCE SHEET DATA:
Cash and cash equivalents .............  $    5  $   55  $   64  $  165  $   83
Working capital .......................      27      74     120     256     144
Net property, plant and equipment......   1,399   1,395   1,249   1,225   1,064
Total assets...........................   2,304   2,189   1,986   2,105   1,807
Long-term obligations and related party
 indebtedness due within one year......      28      33      32      39      26
Long-term obligations and related party
 indebtedness..........................     674     662     486     434     281
Redeemable Preferred Stock--Series B...      68     138     141     145     --
Stockholders' equity...................     190     327     393     599     733
                                              YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                          1993    1992    1991    1990    1989
                                         ------  ------  ------  ------  ------
OTHER DATA:
Shipments (net tons, in thousands) ....   5,005   4,974   4,906   4,876   4,957
Raw steel production (net tons, in
thousands) ............................   5,551   5,380   5,247   5,735   5,394
Effective capacity utilization.........   100.0%  100.5%   92.5%   97.6%   96.7%
Continuously cast percentage...........   100.0%  100.0%   99.8%   85.4%   88.7%
Liquid steel to finished prime product
 yield.................................    79.6%   80.0%   79.6%   76.4%   78.5%
Manhours per net ton shipped...........    3.96    4.03    4.27    4.63    4.61
Number of employees (year-end).........   9,490* 10,299  11,176  11,717  12,106
Capital investments....................  $  161  $  284  $  178  $  286  $  153
Operating profit (loss) per net ton
 shipped
 excluding unusual items ..............  $  (21) $    5  $   (4) $   12  $   22
Total debt and redeemable preferred
 stock as a percent of total capital-
 ization...............................    80.2%   71.8%   62.6%   50.8%   29.5%
Common shares outstanding at year end
 (in thousands)........................  36,361  25,500  25,500  29,750  34,000

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

Cost of Products Sold

  Cost of products sold of $2,254.0 million reflects an increase of approximately $147 million compared to the same period in 1992. This increase was in part attributable to the Company's implementation of Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106" or "OPEB"), effective January 1, 1993. The excess of the postretirement benefit expense under SFAS 106 over the former pay-as-you-go basis was approximately $59 million in 1993. Additionally, approximately $25 million of present value interest relating to postretirement benefit liabilities and certain Weirton benefit liabilities, previously recorded for facility sales and restructurings and charged to interest expense, was charged to cost of products sold. The Company incurred an additional $6 million resulting from the negotiation of the 1993 Settlement Agreement. The remaining portion of the increase, or approximately $47 million, can be attributed primarily to operational and economic factors, as discussed above.

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

  In the absence of specific accounting guidance related to the idling, the Company determined that, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"), a contingent liability of $108.6 million related to the idle period had been incurred, which was recorded as an unusual charge during the fourth quarter of 1993. This charge and the amount reserved at December 31, 1993 was primarily comprised of employee benefits such as pensions and OPEBs, which totaled $68.6 million, along with $40.0 million of expenses directly related to the idling of the facility. The $40.0 million idle reserve was comprised of salary and benefits ($17.4 million), utilities ($5.2 million), noncancelable leases ($3.3 million), production taxes ($7.3 million), supplies ($3.2 million) and other miscellaneous expenses related to the idling ($3.6 million). Substantially all components of the $108.6 million reserve are expected to require the future utilization of cash. Minnesota law requires that an idled facility be maintained in a "hot idled" mode for a period of one year, which significantly increased the cost to idle NSPC. None of the $108.6 million reserve, including the $40.0 million related to the idle period, is related to the current or future procurement of iron ore pellets from outside sources in the marketplace. Management has not made a final decision regarding the permanent shutdown of NSPC; however, such a decision would result in additional charges which management currently estimates to be approximately $160 million.

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

Income Taxes

  The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), at December 31, 1992. At that time, available tax planning strategies served as the only basis for determining the amount of the net deferred tax asset to be recognized. As a result, a full valuation allowance was recorded, except for the $43 million recognized pursuant to a tax planning strategy based upon the Company's ability to change the method of valuing the Company's inventories from LIFO to FIFO. In 1993, the Company determined it was more likely than not that sufficient future taxable income would be generated to justify increasing the net deferred tax asset after valuation allowance to $80.6 million. Accordingly, the Company recognized an additional deferred tax asset of $37.6 million in 1993 based upon future projections of income, which had the effect of decreasing the Company's net loss by a like amount.

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

Adoption of SFAS 115

  In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Beginning in 1994, SFAS 115 requires certain investments to be recorded at fair value rather than cost basis. The Company's investments consist of short term liquid investments whose cost approximates fair value and, therefore, SFAS 115 will not have any financial impact.

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

ENVIRONMENTAL

  The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. The Company believes that it is in material compliance with such laws and regulations. The Company will incur significant capital expenditures in connection with matters relating to environmental control and will also be required to expend additional amounts in connection with ongoing compliance with such laws and regulations, including, without limitation, the Clean Air Act amendments of 1990. Proposed regulations establishing standards for corrective action under RCRA and the Guidance Document may also require further significant expenditures by the Company in the future. Additionally, the Company is currently one of many potentially responsible parties at a number of sites requiring remediation. The Company has estimated that it will incur capital expenditures for matters relating to environmental control of approximately $7.9 million and $13.6 million for 1994 and 1995, respectively. In addition, the Company expects to record expenses for environmental compliance, including depreciation, in the amount of approximately $70 million and $73 million for 1994 and 1995, respectively. Since environmental laws are becoming increasingly stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements and financial statement schedules of the Company are submitted pursuant to the requirements of Item 8:

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

               INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
Report of Ernst & Young Independent Auditors.............................   32
Statements of Consolidated Income--Years Ended December 31, 1993, 1992
 and 1991................................................................   33
Consolidated Balance Sheets--December 31, 1993 and 1992..................   34
Statements of Consolidated Cash Flows--Years Ended December 31, 1993,
 1992 and 1991...........................................................   35
Statements of Changes in Consolidated Stockholders' Equity and Redeemable
 Preferred Stock--Series B--Years Ended December 31, 1993, 1992 and 1991.   36
Notes to Consolidated Financial Statements...............................   37
Schedule V--Property, Plant and Equipment................................   55
Schedule VI--Accumulated Depreciation, Depletion and Amortization of
 Property, Plant and Equipment...........................................   56
Schedule VII--Guarantees of Securities of Other Issuers..................   57
Schedule VIII--Valuation and Qualifying Accounts.........................   58
Schedule IX--Short-Term Borrowings.......................................   59
Schedule X--Supplementary Income Statement Information...................   60

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

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                    ASSETS
                                    ------
                                                             DECEMBER 31,
                                                         ----------------------
                                                            1993        1992
                                                         ----------  ----------
Current assets
  Cash and cash equivalents............................. $    5,322  $   55,220
  Receivables, less allowances
   (1993--$21,380; 1992--$26,385).......................    224,709     218,082
  Inventories:
    Finished and semi-finished products.................    246,285     239,459
    Raw materials and supplies..........................    124,812     132,367
                                                         ----------  ----------
                                                            371,097     371,826
                                                         ----------  ----------
      Total current assets..............................    601,128     645,128
Investments in affiliated companies.....................     58,278      56,409
Property, plant and equipment
  Land and land improvements............................    221,224     219,593
  Buildings.............................................    259,037     291,460
  Machinery and equipment...............................  2,816,531   2,775,090
                                                         ----------  ----------
                                                          3,296,792   3,286,143
  Less: Allowance for depreciation,
   depletion and amortization...........................  1,898,055   1,890,676
                                                         ----------  ----------
      Net property, plant and equipment.................  1,398,737   1,395,467
Deferred income taxes...................................     80,600      43,000
Intangible pension asset................................    128,765      12,100
Other assets............................................     36,692      36,412
                                                         ----------  ----------
      TOTAL ASSETS...................................... $2,304,200  $2,188,516
                                                         ==========  ==========
                      LIABILITIES, REDEEMABLE PREFERRED
                        STOCK AND STOCKHOLDERS' EQUITY
                      ---------------------------------
Current liabilities
  Accounts payable...................................... $  242,294  $  257,217
  Salaries and wages....................................     49,602      47,950
  Withheld and accrued taxes............................     74,444      72,672
  Pension and other employee benefits...................     69,679      70,643
  Other accrued liabilities.............................    107,556      86,403
  Income taxes..........................................      2,700       2,972
  Long-term obligations and related party indebtedness
   due within one year..................................     28,257      33,468
                                                         ----------  ----------
      Total current liabilities.........................    574,532     571,325
Long-term obligations...................................    344,096     352,265
Long-term indebtedness to related parties...............    329,995     309,500
Long-term pension liability ............................    288,793     120,219
Postretirement benefits other than pensions.............    157,435      66,116
Other long-term liabilities.............................    351,357     304,598
Commitments and contingencies
Redeemable Preferred Stock--Series B....................     68,030     137,802
Stockholders' equity
  Common Stock, par value $.01:
    Class A--authorized 30,000,000 shares; issued and
     outstanding 22,100,000 shares in 1993 and
     25,500,000 shares in 1992..........................        221         255
    Class B--authorized 65,000,000 shares; issued and
     outstanding 14,261,100 shares in 1993; 0 shares au-
     thorized, issued and outstanding in 1992...........        143         --
  Preferred Stock--Series A.............................     36,650      36,650
  Additional paid-in capital............................    360,314     218,991
  Retained earnings (deficit)...........................   (207,366)     70,795
                                                         ----------  ----------
    Total stockholders' equity..........................    189,962     326,691
                                                         ----------  ----------
      TOTAL LIABILITIES, REDEEMABLE PREFERRED
       STOCK AND STOCKHOLDERS' EQUITY................... $2,304,200  $2,188,516
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

  Adoption of SFAS 115: In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Beginning in 1994, SFAS 115 requires certain investments to be recorded at fair value rather than cost basis. The Company's investments consist of short term liquid investments whose cost approximates fair value and, therefore, SFAS 115 will not have any financial impact.

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

  The remaining Series B Preferred Stock is subject to mandatory redemption on August 5, 2000 at a redemption price of $58.3 million and may not be redeemed prior to January 1, 1998 without the consent of NII. On January 1, 1998, the redemption price for the Series B Preferred Stock would be $62.2 million.

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
                                                        ==========  ==========

  As a result of a decline in long term interest rates in the United States at December 31, 1993, the Company reduced the discount rate used to calculate the actuarial present value of its accumulated benefit obligations from 8.75% to 7.50%. On that same date, the Company reduced the average rate of compensation increase from 5.50% to 4.40% to more appropriately reflect expected future compensation increases.

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

NOTE F--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  Effective January 1, 1993, the Company implemented SFAS 106 which requires accrual of retiree medical and life insurance benefits as these benefits are earned rather than recognition of these costs as claims are paid. In 1993, the excess of total postretirement benefit expense recorded under SFAS 106 over the Company's former method of accounting for these benefits was $97.6 million, or $59.5 million excluding curtailment charges, or $1.77 and $1.08 per share net of tax, respectively. In 1993 the Company's cash OPEB payments were approximately $32 million. In 1992 and 1991, prior to the adoption of SFAS 106, the Company recorded OPEB expense on the former "pay as you go" method of $26.8 million and $29.4 million, respectively.

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

  In connection with the 1993 Settlement Agreement between the Company and the USWA, the Company will begin prefunding the OPEB obligation with respect to USWA represented employees in 1994. Under the terms of the 1993 Settlement Agreement, a Voluntary Employee Benefit Association trust (the "VEBA Trust") will be established to which the Company has agreed to contribute a minimum of $10 million annually and, under certain circumstances, additional amounts calculated as set forth in the 1993 Settlement Agreement. The Company has agreed to grant to the VEBA a second mortgage on the No. 5 coke oven battery at the Great Lakes Division.

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
                                                           =========  =========

  In 1992, available tax planning strategies served as the only basis for determining the amount of the net deferred tax asset to be recognized. As a result, a full valuation allowance was recorded, except for the $43.0 million recognized pursuant to a tax planning strategy based upon the Company's ability to change the method of valuing inventories from LIFO to FIFO. In 1993, the Company determined that it was more likely than not that sufficient future taxable income would be generated to justify increasing the net deferred tax asset after valuation allowance as presented above. Accordingly, the Company recognized an additional deferred tax asset of $37.6 million in 1993 based upon future projections of income, which had the effect of decreasing the Company's net loss by a like amount, bringing the net deferred tax asset to $80.6 million at December 31, 1993.

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

  It is the Company's policy to expense or capitalize, as appropriate, environmental expenditures that relate to current operating sites. Environmental expenditures that relate to past operations and which do not contribute to future or current revenue generation are expensed. With respect to costs for environmental assessments or remediation activities, or penalties or fines that may be imposed for noncompliance with such laws and regulations, such costs are accrued when it is probable that liability for such costs will be incurred and the amount of such costs can be reasonably estimated. The Company has recorded approximately $1.7 million for these items at December 31, 1993.

  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible party ("PRP") at a number of off-site CERCLA or state superfund site proceedings. At some of these sites, any remediation costs incurred by the Company would constitute liabilities for which NII is required to indemnify the Company ("NII Environmental Liabilities"). In addition, at some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability. With respect to those sites which the Company has sufficient information to estimate its potential liability, excluding any site involving NII Environmental Liabilities, the Company has recorded an aggregate liability for CERCLA claims of approximately $2 million, which it anticipates paying over the next several years.

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

  The Company has also recorded the reclamation and other costs to restore its coal and iron ore mines at its shutdown locations to their original and natural state, as required by various federal and state mining statutes. The Company has recorded an aggregate liability of approximately $8.0 million at December 31, 1993 relating to these properties. (See Note K--Unusual Items). Additionally, in October 1993, NSPC announced its intention to temporarily idle the iron ore mining and pelletizing operations conducted at the facility. A final decision to permanently shut down these operations would result in additional charges. (See Note P--Temporary Idling of National Steel Pellet Company.)

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

  As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. However, although the outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition.

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

  In the absence of specific accounting guidance related to the idling, the Company determined that, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"), a contingent liability of $108.6 million related to the idle period had been incurred, which was recorded as an unusual charge during the fourth quarter of 1993. This charge and the amount reserved at December 31, 1993 was primarily comprised of employee benefits such as pensions and OPEBs, which totaled $68.6 million, along with $40.0 million of expenses directly related to the idling of the facility. The $40.0 million idle reserve was comprised of salary and benefits ($17.4 million), utilities ($5.2 million), noncancelable leases ($3.3 million), production taxes ($7.3 million), supplies ($3.2 million) and other miscellaneous expenses related to the idling ($3.6 million). Substantially all components of the $108.6 million reserve are expected to require the future utilization of cash. Minnesota law requires that an idled facility be maintained in a "hot idled" mode for a period of one year, which significantly increased the cost to idle NSPC. None of the $108.6 million reserve, including the $40.0 million related to the idle period, is related to the current or future procurement of iron ore pellets from outside sources in the marketplace. Management has not made a final decision regarding the permanent shutdown of NSPC; however, a decision to permanently shut down the facility would result in additional charges which management currently estimates to be approximately $160 million.

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

  Outstanding stock options did not enter into the determination of EPS in 1993 as their dilutive effect was less than 3%.

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

                       THIS PAGE INTENTIONALLY LEFT BLANK

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 31.

  (2)The list of financial statement schedules required to be filed by Item 8 is located on page 31.

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

    10-A Amended and Restated Lease Agreement between the Company and
         Wilmington Trust Company, dated as of December 20, 1985, relating to the EGL, filed as Exhibit 10-A to the annual report of the Company on Form 10-K, for the year ended December 31, 1985, is incorporated herein by reference.
    10-B Lease Agreement between The Connecticut National Bank as Owner Trustee and Lessor and National Acquisition Corporation as Lessee dated as of September 1, 1987 for the Ladle Metallurgy and Caster Facility located at Ecorse, Michigan, filed as Exhibit 10-F to the annual report of the Company on Form 10-K, for the year ended December 31, 1987, is incorporated herein by reference.
    10-C Lease Supplement No. 1 dated as of September 1, 1987 between The
         Connecticut National Bank as Owner Trustee and National Acquisition
         Corporation as the Lessee for the Ladle Metallurgy and Caster Facility located at Ecorse, Michigan, filed as Exhibit 10-G to the annual report of the Company on Form 10-K, for the year ended December 31, 1987, is incorporated herein by reference.
    10-D Lease Supplement No. 2 dated as of November 18, 1987 between The
         Connecticut National Bank as Owner Trustee and National Acquisition
         Corporation as Lessee for the Ladle Metallurgy and Caster Facility located at Ecorse, Michigan, filed as Exhibit 10-H to the annual report of the Company on Form 10-K, for the year ended December 31, 1987, is incorporated herein by reference.
    10-E Purchase Agreement dated as of March 25, 1988 relating to the Stinson
         Motor Vessel among Skar-Ore Steamship Corporation, Wilmington Trust
         Company, General Foods Credit Investors No. 1 Corporation, Stinson,
         Inc. and the Company, and Time Charter between Stinson, Inc. and the Company, filed as Exhibit 10-E to the annual report of the Company on Form 10-K, for the year ended December 31, 1988, are incorporated herein by reference.
    10-F Amended and Restated Weirton Agreement dated June 26, 1990, between
         National Intergroup, Inc., NII Capital Corporation and the Company, filed as Exhibit 10-F to the annual report of the Company on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.
    10-G Amendment to Amended and Restated Weirton Liabilities Agreement dated
         July 31, 1991 between National Intergroup, Inc., NII Capital
         Corporation and the Company, filed as Exhibit 10-H to the annual report of the Company on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.
    10-H Indenture of Mortgage and Deed of Trust, dated May 1, 1952, between the Company and Great Lakes Steel Corporation and City Bank Farmers
         Trust Company and Ralph E. Morton, as Trustees, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No.
         2-9639), is incorporated herein by reference.
    10-I Second Supplemental Indenture, dated as of January 1, 1957, between the Company and City Bank Farmers Trust Company and Francis M. Pitt, as Trustees, filed as Exhibit 2-C to the Company's Registration
         Statement on Form S-9 (Registration No. 2-15070), is incorporated herein by reference.
    10-J Fourth Supplemental Indenture, dated as of December 1, 1960, between the Company and First National City Trust Company and Francis M. Pitt, as Trustees, filed as Exhibit 4(b)(5) to the Registration Statement of the M. A. Hanna Company on Form S-1 (Registration No.
         2-19169), is incorporated herein by reference.
    10-K Fifth Supplemental Indenture dated as of May 1, 1962 between the
         Company, First National City Trust Company, as Trustee, and First
         National City Bank, as Successor Trustee, filed as Exhibit 19-A to the annual report of the Company on Form 10-K, for the year ended December
         31, 1988, is incorporated herein by reference.

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

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, THIS 17TH DAY OF JANUARY, 1995.

                                          National Steel Corporation

                                                 /s/ Robert M. Greer

                                          By: ____________________________

                                                Robert M. Greer Senior Vice
                                               President and Chief Financial
                                                       Officer