Form 10-Q/A
period 1994-03-31
NATIONAL STEEL CORP
filed 1995-01-18
CIK 70578

                                                               1994
                                                            First Quarter



                             F O R M  1 0 - Q / A
                         (Amendment No. 1 to Form 10-Q
                         originally filed May 3, 1994)



                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



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


NOTE 2 - UNUSUAL GAIN


On January 24, 1994, the United States Supreme Court denied the Bessemer & Lake Erie Railroad's ("B&LE") petition for certiorari in the Iron Ore Antitrust Litigation, an antitrust lawsuit with the B&LE, thus sustaining the judgment in favor of the Company against the B&LE. On February 11, 1994, the Company received $111.0 million, including interest, in satisfaction of this judgment, which was recorded as an unusual gain. The Company used a portion of the proceeds to repurchase $25.2 million aggregate principal amount of its outstanding First Mortgage Bonds. Pursuant to the terms of the 1993 labor agreement between the Company and the United Steelworkers of America (the "USWA"), approximately $11 million of the proceeds will be deposited into a Voluntary Employee Benefits Association trust (the "VEBA Trust") established to fund the Company's retiree healthcare obligation ("OPEB") with respect to USWA represented employees. The Company expects to use the remaining proceeds for further debt reduction, none of which is related party indebtedness, working capital and general corporate purposes.

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


On March 31, 1994, the Company utilized a portion of the proceeds from the B&LE judgment to repurchase $25.2 million aggregate principal amount of the Company's outstanding 8.375% First Mortgage Bonds.

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

The Company determined that in accordance with Statements of Financial Accounting Standards No. 5 "Accounting for Contingencies," a contingent liability of $108.6 million relating to the idle period had been incurred which was recorded as an unusual charge during the fourth quarter of 1993. This charge and the amount reserved at December 31, 1993 was primarily comprised of employee benefits such as pensions and OPEBs, which totaled $68.6 million, along with $40.0 million of expenses directly related to the idling of the facility. The $40.0 million idle reserve was comprised of salary and benefits ($17.4 million), utilities ($5.2 million), noncancellable leases ($3.3 million), production taxes ($7.3 million), supplies ($3.2 million) and other miscellaneous expenses related to the idling ($3.6 million). Substantially all components of the $108.6 million reserve are expected to require the future utilization of cash. Minnesota law requires that an idled facility be maintained in a "hot idled" mode for a period of one year, which significantly increased the cost to idle NSPC. None of the $108.6 million reserve, including the $40.0 million related to the idle period, related to the current or future procurement of iron ore pellets from outside sources in the marketplace.

The following represents the components of the $108.6 million reserve recorded at December 31, 1993, the cash utilizations during the three month period ended March 31, 1994 and the balance at March 31, 1994:

                                December 31,                   March 31,
                                    1993       Utilizations      1994
                                ------------   ------------    ---------
                                         (dollars in thousands)
Salary & Benefits.............    $ 17,444       $(2,077)      $ 15,367
Utilities.....................       5,170        (1,528)         3,642
Leases........................       3,300          (745)         2,555
Production taxes..............       7,296           --           7,296
Supplies......................       3,200          (300)         2,900
Other.........................       3,590          (199)         3,391
                                  --------       -------       --------
        Total idle reserve....      40,000        (4,849)        35,151
                                  --------       -------       --------
Special Pension Termination...      31,893           --          31,893
OPEB Curtailment..............      36,697           --          36,697
                                  --------       -------       --------
        Total.................    $108,590       $(4,849)      $103,741
                                  ========       =======       ========

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


NOTE 5 - ENVIRONMENTAL AND LEGAL PROCEEDINGS

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

In connection with those sites involving NII Environmental Liabilities, in January 1994, the Company received $10 million from NII as an unrestricted prepayment for such liabilities for which the Company recorded $10 million as a liability in its consolidated balance sheet. The Company is required to repay NII portions of the $10 million to the extent the Company's expenditures for such NII Environmental Liabilities do not meet specified levels by certain dates over a twenty year period.

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

As any of these environmental matters discussed above progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. However, although the outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company recorded an aggregate environmental liability of approximately $12 million at March 31, 1994 and December 31, 1993.

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

The Company is involved in various non-environmental legal proceedings most of which occur in the normal course of its business. The Company does not believe that the proceedings will have a material adverse effect, either individually or in the aggregate, on the Company's financial condition. However, with respect to certain of the proceedings, if reserves prove to be inadequate and the Company incurs a charge to earnings, such charge could have a material adverse effect on the Company's results of operations for the applicable period. Certain other proceedings, if decided adversely to the Company, could have a material adverse effect on liquidity.

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


Unusual Items


As discussed in the 1993 Form 10-K, the Company received approximately $111.0 million of proceeds, including interest, in the first quarter of 1994 from the B&LE judgment in favor of the Company against the B&LE and, as such, recognized an unusual gain upon its receipt. The Company utilized a portion of the proceeds to repurchase $25.2 million aggregate principal amount of its outstanding First Mortgage Bonds. Pursuant to the labor agreement reached between the Company and the USWA in 1993, $11 million of the proceeds will be deposited into a VEBA Trust established to prefund the Company's OPEB obligation with respect to USWA represented employees. The remaining proceeds will be used for further debt reduction, none of which is related party indebtedness, working capital and general corporate purposes.

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


National Steel Pellet Company

The Company determined that in accordance with Statements of Financial Accounting Standards No. 5 "Accounting for Contingencies," a contingent liability of $108.6 million relating to the idle period had been incurred which was recorded as an unusual charge during the fourth quarter of 1993. This charge and the amount reserved at December 31, 1993 was primarily comprised of employee benefits such as pensions and OPEBs, which totaled $68.6 million, along with $40.0 million of expenses directly related to the idling of the facility. The $40.0 million idle reserve was comprised of salary and benefits ($17.4 million), utilities ($5.2 million), noncancellable leases ($3.3 million), production taxes ($7.3 million), supplies ($3.2 million) and other miscellaneous expenses related to the idling ($3.6 million). Substantially all components of the $108.6 million reserve are expected to require the future utilization of cash. Minnesota law requires that an idled facility be maintained in a "hot idled" mode for a period of one year, which significantly increased the cost to idle NSPC. None of the $108.6 million reserve including the $40.0 million related to the idle period, related to the current or future procurement of iron ore pellets from outside sources in the marketplace.

The following represents the components of the $108.6 million reserve recorded at December 31, 1993, the cash utilizations for the three months ended March 31, 1994 and the balance at March 31, 1994:

                                December 31,                   March 31,
                                    1993       Utilizations      1994
                                ------------   ------------    --------
                                         (dollars in thousands)
Salary & Benefits.............    $ 17,444       $(2,077)      $ 15,367
Utilities.....................       5,170        (1,528)         3,642
Leases........................       3,300          (745)         2,555
Production taxes..............       7,296           --           7,296
Supplies......................       3,200          (300)         2,900
Other.........................       3,590          (199)         3,391
                                  --------       -------       --------
        Total idle reserve....      40,000        (4,849)        35,151
                                  --------       -------       --------
Special Pension Termination...      31,893           --          31,893
OPEB Curtailment..............      36,697           --          36,697
                                  --------       -------       --------
        Total.................    $108,590       $(4,849)      $103,741
                                  ========       =======       ========

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


On January 24, 1994, the United States Supreme Court denied the B&LE's petition for certiorari in the Iron Ore Antitrust Litigation, thus sustaining the Company's prior judgment in favor of the Company against the B&LE. On February 11, 1994, the Company received approximately $111.0 million, including interest, in satisfaction of this judgment.

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

Cash Flows from Financing Activities


Financing activities included borrowings during the quarters ended March 31, 1994 and 1993 of $88.0 million and $40.5 million, respectively, representing primarily the commencement of the permanent financing for the Pickle Line and the remaining financing commitment for the rebuild of the No. 5 coke oven battery at the Great Lakes Division, respectively. This increase in borrowings was partially offset by the repurchase of $25.2 million aggregate principal amount of First Mortgage Bonds during the first quarter of 1994.

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

Management believes that the final disposition of the Baker's Port and Donner-Hanna Coke matters and the other legal proceedings described in the 1993
Form 10-K, either individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations but could have a material adverse effect on liquidity.

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

Springfield Township Site. With reference to the matter concerning the disposal site located in Springfield Township, Davisburg, Michigan, previously reported in the Company's 1993 Form 10-K, pursuant to an Agreed Order on Consent, the Springfield Township Steering Committee settled the demand for past response costs made by the MDNR for $700,000. The Company has paid its share of this settlement amount, which approximated $11,000. The Company has recorded its overall estimated liability for this matter, which totals approximately $175,000.

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


As previously reported in the Company's 1993 Form 10-K, NII made a $10 million prepayment to the Company to enable the Company, to the extent of said prepayment, to discharge environmental liabilities, such as the Buckeye site, for which NII has agreed to indemnify the Company. The Company has recorded a $10 million liability to offset the $10 million prepayment.



OTHER

Great Lakes Division - 80 Inch Hot Strip Mill. With reference to the matter involving certain outfalls located at the Great Lakes Division facility, including the outfall at the 80-inch hot strip mill, previously reported in the Company's 1993 Form 10-K, the U.S. Coast Guard to date has issued one new penalty in calendar year 1994, which has been settled for $6,000.


In connection with certain of the proceedings described above and certain other environmental proceedings which the Company is currently involved in, the Company has only commenced investigation or otherwise does not have sufficient information to estimate its potential liability, if any. Although the outcomes of such proceedings or any fines or penalties that may be assessed in any such proceedings, to the extent that they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity or the applicable period, the Company has no reason to believe that any such outcomes, fines or penalties, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company's accrued environmental liabilities totaled approximately $12 million at March 31, 1994.

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



                           NATIONAL STEEL CORPORATION



                            BY        /s/  Robert M. Greer
                               --------------------------------------------
                                 Robert M. Greer, Senior Vice President,
                                 Chief Financial Officer



                            BY        /s/  Carl M. Apel
                               --------------------------------------------
                                 Carl M. Apel, Corporate Controller, Accounting and Assistant Secretary



Date:  January 18, 1995