Form 10-Q/A
period 1994-06-30
NATIONAL STEEL CORP
filed 1995-01-18
CIK 70578

                                                                   1994
                                                              SECOND QUARTER



                                F O R M  1 0 - Q/A

                    (AMENDMENT NO. 1 TO FORM 10-Q ORIGINALLY
                             FILED AUGUST 8,1994)


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

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                                SIX MONTHS
                                                               ENDED JUNE 30,
                                                           1994         1993 (RESTATED)
                                                        ----------      ---------------
NET SALES                                               $1,273,420           $1,210,082

Cost of products sold                                    1,145,578            1,126,370
Selling, general and administrative                         67,558               67,279
Depreciation, depletion and amortization                    69,690               68,060
Equity (income) loss of affiliates                              14                 (918)
Unusual gain                                              (110,972)                  --
                                                        ----------           ----------
INCOME (LOSS) FROM OPERATIONS                              101,552              (50,709)

Financing costs
  Interest and other financial income                       (1,554)                (972)
  Interest and other financial expense                      31,974               32,457
                                                        ----------           ----------
                                                            30,420               31,485
                                                        ----------           ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    71,132              (82,194)

Income tax credit                                           (7,720)             (11,066)
                                                        ----------           ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                      78,852              (71,128)

Cumulative effect of accounting change                          --               16,453
                                                        ----------           ----------

NET INCOME (LOSS)                                           78,852              (87,581)
Less:  preferred stock dividends                             5,480                7,852
                                                        ----------           ----------

  Net income (loss) applicable to common stock          $   73,372           $  (95,433)
                                                        ==========           ==========

PER SHARE DATA APPLICABLE TO COMMON STOCK:

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                  $     2.02           $    (2.52)
Cumulative effect of accounting change                          --                 (.52)
                                                        ----------           ----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK            $     2.02           $    (3.04)
                                                        ==========           ==========

Weighted average shares outstanding (in thousands)          36,361               31,397




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

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                                              SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                      1994              1993 (RESTATED)
                                                                   -----------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $   78,852                $(87,581)
  Adjustments to reconcile net income
   (loss) to net cash provided (used) by operating activities:
     Depreciation, depletion and amortization                           69,690                  68,060
     Carrying charges related to facility
      sales and plant closings                                          14,781                  17,730
     Equity (income) loss of affiliates                                     14                    (918)
     Dividends from affiliates                                             900                     900
     Postretirement benefits                                            27,590                  29,600
     Deferred income taxes                                             (10,800)                (11,100)
     Cumulative effect of accounting change                                 --                  16,453
  Cash provided (used) by working capital
   items:
     Receivables                                                       (40,401)                (29,565)
     Inventories                                                        29,827                  18,033
     Accounts payable                                                  (51,652)                (54,881)
     Accrued liabilities                                                23,517                  22,186
  Other                                                                  5,981                 (10,041)
                                                                   -----------                --------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  148,299                 (21,124)
                                                                   -----------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of plant and equipment                                     (90,105)                (39,765)
                                                                   -----------                --------
     NET CASH USED BY INVESTING ACTIVITIES                             (90,105)                (39,765)
                                                                   -----------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Class B Common Stock                                          --                 141,432
  Redemption of Series B Redeemable Preferred Stock                         --                 (67,804)
  Debt repayments                                                      (54,348)                (12,403)
  Borrowings                                                            87,950                  40,541
  Payment of released Weirton benefit liabilities                       (8,979)                (11,530)
  Dividend payments on Preferred Stock-Series A                         (1,999)                 (1,998)
  Dividend payments on Preferred Stock-Series B                            (87)                 (1,422)
  Payment of unreleased Weirton liabilities
   and their release in lieu of cash dividends
   on Preferred Stock-Series B                                          (3,912)                 (6,567)
                                                                   -----------                --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                          18,625                  80,249
                                                                   -----------                --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               76,819                  19,360
Cash and Cash Equivalents, Beginning of the Period                       5,322                  55,220
                                                                   -----------                --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                        $   82,141                $ 74,580
                                                                   ===========                ========


See notes to consolidated financial statements.


NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN CONSOLIDATED
 STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK - SERIES B
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

                                                                                                                         REDEEMABLE
                                              COMMON     COMMON    PREFERRED     ADDITIONAL  RETAINED    TOTAL           PREFERRED
                                              STOCK -    STOCK -   STOCK -       PAID-IN-    EARNINGS    STOCKHOLDERS'   STOCK -
                                              SERIES A   SERIES B  SERIES A      CAPITAL     (DEFICIT)   EQUITY          SERIES B
                                              --------   --------  -----------   ----------  ---------   -------------   ---------
BALANCE AT JANUARY 1, 1993                        $255       $ --      $36,650     $218,991  $  70,795       $ 326,691    $137,802
Net loss                                                                                      (258,861)       (258,861)
Redemption of Redeemable
   Preferred Stock - Series B                                                                                              (67,804)
Amortization of excess of book
   value over redemption value
   of Redeemable Preferred Stock
   - Series B                                                                                    1,968           1,968      (1,968)
Cumulative dividends on Preferred
   Stocks - Series A and B                                                                     (15,332)        (15,332)
Issuance of Common Stock -
   Class B                                                    109                   141,323                    141,432
Conversion of 3,400,000 shares
   of NII Common Stock - Class A
   to Common Stock - Class B                       (34)        34
Minimum pension liability                                                                       (5,936)         (5,936)
                                                  ----       ----      -------     --------  ---------       ---------    --------

BALANCE AT DECEMBER 31, 1993                      $221       $143      $36,650     $360,314  $(207,366)      $ 189,962    $ 68,030
Net Income                                                                                      78,852          78,852
Amortization of excess of book
   value over redemption value
   of Redeemable Preferred Stock
   - Series B                                                                                      750             750        (750)
Cumulative dividends on Preferred
   Stocks - Series A and B                                                                      (6,230)         (6,230)
                                                  ----       ----      -------     --------  ---------       ---------    --------
BALANCE AT JUNE 30, 1994                          $221       $143      $36,650     $360,314  $(133,994)      $ 263,334    $ 67,280
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


NOTE 2 - UNUSUAL GAIN

On January 24, 1994, the United States Supreme Court denied the Bessemer & Lake Erie Railroad's ("B&LE") petition for certiorari in the Iron Ore Antitrust Litigation, an antitrust lawsuit with the B&LE, thus sustaining the judgment in favor of the Company against the B&LE in this antitrust lawsuit. On February 11, 1994, the Company received $111.0 million, including interest, in satisfaction of this judgment, which was recorded as an unusual gain in the first quarter of 1994. The Company used a portion of the proceeds to repurchase $25.2 million aggregate principal amount of its outstanding First Mortgage Bonds. Pursuant to the terms of the 1993 labor agreement between the Company and the United Steelworkers of America (the "USWA"), approximately $11 million of the proceeds will be deposited into a Voluntary Employee Benefits Association trust (the "VEBA Trust") established to fund the Company's retiree healthcare obligation ("OPEB") with respect to USWA represented employees. The Company expects to use remaining proceeds for debt reduction, none of which will be related party indebtedness, working capital and general corporate purposes.

The Company did not recognize any income taxes associated with these proceeds, other than alternative minimum tax of $3.1 million, as regular federal income tax expense was offset by the utilization of previously reserved tax assets.


NOTE 3 - NATIONAL STEEL PELLET COMPANY

As discussed in the 1993 Form 10-K, National Steel Pellet Company, a wholly-owned subsidiary of the Company ("NSPC"), was temporarily idled in October 1993, following a strike by the USWA on August 1, 1993, and the subsequent decision to satisfy the Company's iron ore pellet requirements from external sources. At December 31, 1993, it was the previous managements' intention (See Management's Discussion and Analysis-Other) to externally satisfy its iron ore pellet requirements for a period in excess of two years, which would have caused NSPC to remain idle for that period. The Company determined that in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", a contingent liability of $108.6 million relating to the idle period had been incurred which was recorded as an unusual charge during the fourth quarter of 1993. This charge and the amount reserved at December 31, 1993 was primarily comprised of employee benefits such as pensions and OPEBs, which totaled $68.6 million, along with $40.0 million of expenses directly related to the idling of the facility. The $40.0 million idle reserve was comprised of salary and benefits ($17.4 million), ultilities ($5.2 million), noncancelable leases ($3.3 million), production taxes ($7.3 million), supplies ($3.2 million) and other miscellaneous expenses related to the idling ($3.6 million). Substantially all components of the $108.6 million reserve are expected to require the future utilization of cash. Minnesota law requires that an idled facility be maintained in a "hot idled" mode for a period of one year, which significantly increased the cost to idle NSPC. None of the $108.6 million reserve, including the $40.0 million related to the idle period, related to the current or future procurement of iron ore pellets from outside sources in the marketplace.

Effective June 1, 1994, the Company's Board of Directors appointed a new Chief Operating Officer and President, a new Chief Financial Officer and Senior Vice President and a new Vice President-Human Resources. Earlier in the year, new USWA presidents were elected at both the international and local levels. In an effort to reduce delivered iron ore pellet costs and improve pellet mix, as well as to strengthen the cooperative partnership approach to labor relations, management considered the feasibility of reopening the NSPC facility. They determined that if a total reduction of $4 per gross ton in delivered pellet costs from pre-strike costs could be achieved, NSPC could be reopened on a cost effective basis. After a series of negotiations, a labor agreement (the "NSPC Labor Agreement") was reached between the USWA and NSPC. The NSPC Labor Agreement led to negotiations with other stakeholders such as public utilities, transportation companies, property owners and suppliers and resulted in the achievement of the requisite $4 per gross ton reduction in delivered pellet costs and the reopening of the facility in August 1994. While the final number of employees to elect retirement or remain laid-off has not yet been finalized, management estimates that the decision to re-open the facility will result in the restoration of approximately $50 million of the unusual charge recorded in 1993.

The following represents the components of the $108.6 million reserve recorded at December 31,1993, the cash utilizations during the six month period June 30, 1994 and the balance at June 30, 1994:

                                December 31,                 June 30,
                                   1993       Utilizations     1994
                                -----------   ------------   -------
                                        (dollars in thousands)
Salary & Benefits.............  $ 17,444      $(4,125)       $13,319
Utilities......................    5,170       (2,563)         2,607
Leases........................     3,300       (1,411)         1,889
Production taxes..............     7,296           -           7,296
Supplies......................     3,200         (642)         2,558
Other.........................     3,590         (507)         3,083
                                --------      --------       -------
      Total idle reserve......    40,000       (9,248)        30,752
                                --------      --------       -------
Special Pension Termination...    31,893            -         31,893
OPEB Curtailment..............    36,697            -         36,697
                                --------      --------       -------
      Total...................  $108,590      $(9,248)       $99,342
                                ========      ========       =======

At December 31,1993, the USWA had filed 19 unfair practice charges with the National Labor Relations Board (the "NLRB") regarding the NSPC dispute. All NLRB charges have subsequently been dropped.

NOTE 4 - STOCK OPTIONS

A reconciliation of the Company's stock option activity for 1994 is as follows:


                                                              EXERCISE
                                          NUMBER               PRICE
                                        OF OPTIONS       (WEIGHTED AVERAGE)
                                        ----------       ------------------
Balance outstanding at January 1, 1994     584,168             $13.99
Granted                                    303,500              14.00
Exercised                                      --
Forfeited                                 (155,139)
Balance outstanding at June 30, 1994      --------
                                           732,529             $14.00
                                          ========
Exercisable at June 30, 1994               229,029
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


NOTE 6 - ENVIRONMENTAL AND LEGAL PROCEEDINGS

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

As any of these environmental matters discussed above progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. However, although the outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company recorded an aggregate environmental liability of approximately $15 million and $12 million at June 30, 1994 and December 31, 1993, respectively.

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


Net Sales
- ---------

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


Cost of Products Sold
- ---------------------

The Company's cost of products sold as a percentage of net sales decreased from 96.9% in the second quarter of 1993 to 93.7% in the same 1994 period. In addition to the factors discussed above, operating performance improvements such as a reduction in manhours per net ton shipped, as well as an upward trend in yields were among the more significant factors contributing to lower costs in the second quarter. Consequently, gross profit as a percentage of net sales grew from 3.1% in the second quarter of 1993 to 6.3% for the same 1994 period.


Net Income and Third Quarter 1994 Anticipated Results
- -----------------------------------------------------

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


National Steel Pellet Company
- -----------------------------

As discussed in the 1993 Form 10-K, National Steel Pellet Company, a wholly-owned subsidiary of the Company ("NSPC"), was temporarily idled in October 1993, following a strike by the USWA on August 1, 1993, and the subsequent decision to satisfy the Company's iron ore pellet requirements from external sources. At December 31, 1993, it was the previous management's intention (See Management's Discussion and Analysis-Other) to externally satisfy its iron ore pellet requirements for a period in excess of two years, which would have caused NSPC to remain idle for that period. The Company determined that in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", a contingent liability of $108.6 million relating to the idle period had been incurred which was recorded as an unusual charge during the fourth quarter of 1993. This charge and the amount reserved at December 31, 1993 was primarily comprised of employee benefits such as pensions and OPEBs, which totaled $68.6 million, along with $40.0 million of expenses directly related to the idling of the facility. The $40.0 million idle reserve was comprised of salary and benefits ($17.4 million), ultilities ($5.2 million), noncancelable leases ($3.3 million), production taxes ($7.3 million), supplies ($3.2 million) and other miscellaneous expenses related to the idling ($3.6 million). Substantially all components of the $108.6 million reserve are expected to require the future utilization of cash. Minnesota law requires that an idled facility be maintained in a "hot idled" mode for a period of one year, which significantly increased the cost to idle NSPC. None of the $108.6 million reserve, including the $40.0 million related to the idle period, related to the current or future procurement of iron ore pellets from outside sources in the marketplace.

Effective June 1, 1994, the Company's Board of Directors appointed a new Chief Operating Officer and President, a new Chief Financial Officer and Senior Vice President and a new Vice President-Human Resources. Earlier in the year, new USWA presidents were elected at both the international and local levels. In an effort to reduce delivered iron ore pellet costs and improve pellet mix, as well as to strengthen the cooperative partnership approach to labor relations, management considered the feasibility of reopening the NSPC facility. They determined that if a total reduction of $4 per gross ton in delivered pellet costs from pre-strike costs could be achieved, NSPC could be reopened on a cost effective basis. After a series of negotiations, a labor agreement (the "NSPC Labor Agreement") was reached between the USWA and NSPC. The NSPC Labor Agreement led to negotiations with other stakeholders such as public utilities, transportation companies, property owners and suppliers and resulted in the achievement of the requisite $4 per gross ton reduction in delivered pellet costs and the reopening of the facility in August 1994. While the final number of employees to elect retirement or remain laid-off has not yet been finalized, management estimates that the decision to re-open the facility will result in the restoration of approximately $50 million of the unusual charge recorded in 1993.

The following represents the components of the $108.6 million reserve recorded at December 31, 1993, the cash utilizations during the six month period June 30, 1994 and the balance at June 30, 1994:

                                December 31,                 June 30,
                                   1993       Utilizations     1994
                                -----------   ------------   -------
                                        (dollars in thousands)
Salary & Benefits.............  $ 17,444      $(4,125)       $13,319
Utilities......................    5,170       (2,563)         2,607
Leases........................     3,300       (1,411)         1,889
Production taxes..............     7,296          --           7,296
Supplies......................     3,200         (642)         2,558
Other.........................     3,590         (507)         3,083
                                 -------       -------       -------
      Total idle reserve......    40,000       (9,248)        30,752
                                 -------       -------       -------
Special Pension Termination...    31,893          --          31,893
OPEB Curtailment..............    36,697          --          36,697
                                 -------       -------       -------
      Total...................  $108,590      $(9,248)       $99,342
                                ========      ========       =======

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


Unusual Item
- ------------

As discussed in the 1993 Form 10-K, the Company received approximately $111.0 million of proceeds, including interest, in the first quarter of 1994 from the B&LE judgment and, as such, recognized an unusual gain upon its receipt. The Company utilized a portion of the proceeds to repurchase $25.2 million aggregate principal amount of its outstanding First Mortgage Bonds. Pursuant to the labor agreement reached between the Company and the USWA in 1993, $11 million of the proceeds will be deposited into a VEBA Trust established to prefund the Company's OPEB obligation with respect to USWA represented employees. The remaining proceeds will be used for further debt reduction, none of which will be related party indebtedness, working capital and general corporate purposes.

The Company did not recognize any income taxes associated with these proceeds, other than alternative minimum taxes of $3.1 million, as regular federal income tax expense was offset by the utilization of previously reserved tax assets.


OTHER

Change in Management
- --------------------

Effective June 1, 1994, the Company's Board of Directors appointed the following individuals to serve as executive officers of the Company:

      Name                                   Position
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

On January 24, 1994, the United States Supreme Court denied the B&LE's petition for certiorari in the Iron Ore Antitrust Litigation, thus sustaining the judgment in favor of the Company against the B&LE. On February 11, 1994, the Company received approximately $111 million, including interest, in satisfaction of this judgment.

Cash and cash equivalents totaled $82.1 million at June 30, 1994 as compared to $5.3 million at December 31, 1993. This increase is primarily the result of the B&LE judgment, net of certain uses of the B&LE proceeds. Most significantly, the Company used a portion of the proceeds to repurchase $25.2 million aggregate principal amount of the Company's outstanding 8.375% First Mortgage Bonds on March 31, 1994. The Company will use remaining B&LE proceeds for further debt reduction, none of which is related party indebtedness, working capital and general corporate purposes.


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

Management believes the final disposition of the Baker's Port, Detroit Coke, Donner-Hanna Coke and USX Corporation matters will not have a material adverse effect, either individually or in the aggregate, on the Company's financial condition or results of operations, but could have a material adverse effect on liquidity.

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

The following paragraphs provide updates on previously reported proceedings:


Port of Monroe. With reference to the matter involving the Port of Monroe site located in Monroe, Michigan, previously reported in the 1993 Form 10-K and first quarter Form 10-Q, the Michigan Department of Natural Resources ("MDNR") has agreed to a settlement in which it would accept $500,000 in full payment for all response costs incurred by it through October 1993. MDNR also agreed that no interest will be assessed on the $500,000, so long as a payment in full is received prior to the end of September 1994. The terms of the settlement will eventually be embodied in a Consent Decree, a draft of which is currently being reviewed by the various potentially responsible parties. The Company estimates that its share of the settlement payment will be approximately $50,000, which has been accrued.


NII Sites


Lowry Landfill Site. With reference to the matter involving the Lowry Landfill Site in Aurora, Colorado, previously reported in the 1993 Form 10-K, the EPA issued a Special Notice Letter on May 11, 1994 to Alumet alleging that Alumet is a PRP under CERCLA for cleanup of the Lowry Landfill Superfund Site and demanding payment of EPA's past and future response costs. On July 6, 1994, the Alumet Partnership was served with a complaint filed by the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. against multiple companies, including the Alumet Partnership, NII, the Company and Southwire. The complaint has not yet been served on the Company. The complaint alleges that Alumet, NII, Southwire and the Company are liable under CERCLA for the costs of cleaning up the Lowry Landfill. Because this is a complex site with numerous operable units, PRPs and different types of wastes, and because remediation activities are occurring in various stages, the Company is unable to estimate its potential liability at this site.


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


In connection with certain of the proceedings described above and certain other environmental proceedings which the Company is currently involved in, the Company has only commenced investigation or otherwise does not have sufficient information to estimate its potential liability if any. Although the outcome of such proceedings or any fines or penalties that may be assessed in any such proceedings, to the extent they exceed applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that any such outcomes, fines or penalties, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company's accrued environmental liabilities totaled approximately $15 million at June 30, 1994.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



      (a) Exhibits

          The following is an index of the exhibits included in this Report on Form 10-Q/A:

          10-A Purchase and Sale Agreement, dated as of May 16, 1994 between the Company and National Steel Funding Corporation, a copy of which is attached hereto.


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