Form 10-Q/A
period 1994-09-30
NATIONAL STEEL CORP
filed 1995-01-18
CIK 70578

                                                                       1994
                                                                   THIRD QUARTER



                                F O R M  1 0 - Q/A

                         (AMENDMENT NO. 1 TO FORM 10-Q
                    ORIGINALLY FILED NOVEMBER 14, 1994)


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

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                           1994         1993 (RESTATED)
                                                        ----------      ---------------
NET SALES                                               $1,956,966         $1,833,354

Cost of products sold                                    1,738,542          1,700,418
Selling, general and administrative                        101,490            102,975
Depreciation, depletion and amortization                   104,259            102,229
Equity (income) loss of affiliates                             384             (1,336)
Unusual charges (credits)                                 (170,073)             3,294
                                                        ----------         ----------
INCOME (LOSS) FROM OPERATIONS                              182,364            (74,226)

Financing costs
  Interest and other financial income                       (2,618)            (1,489)
  Interest and other financial expense                      47,111             48,508
                                                        ----------         ----------
                                                            44,493             47,019
                                                        ----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   137,871           (121,245)

Income tax credit                                           (3,464)           (17,638)
                                                        ----------         ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                     141,335           (103,607)

Cumulative effect of accounting change                          --            (16,453)
                                                        ----------         ----------

NET INCOME (LOSS)                                          141,335           (120,060)
Less:  preferred stock dividends                            (8,220)           (10,607)
                                                        ----------         ----------

  Net income (loss) applicable to common stock          $  133,115         $ (130,667)
                                                        ==========         ==========

PER SHARE DATA APPLICABLE TO COMMON STOCK:

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                  $     3.66         $    (3.46)
Cumulative effect of accounting change                          --               (.50)
                                                        ----------         ----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK            $     3.66         $    (3.96)
                                                        ==========         ==========

Weighted average shares outstanding (in thousands)          36,364             33,052




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


NOTE 2 - UNUSUAL ITEMS

During the nine months ended September 30, 1994, the Company recorded unusual gains aggregating $170.1 million relating to the receipt of proceeds from an antitrust lawsuit with the Bessemer & Lake Erie Railroad (the "B&LE") and the decision to reopen National Steel Pellet Company ("NSPC"). (See Note 3 regarding the reopening of NSPC).

On January 24, 1994, the United States Supreme Court denied the B&LE's petition to hear the appeal in the Iron Ore Antitrust Litigation, thus sustaining the judgment in favor of the Company against the B&LE. On February 11, 1994, the Company received $111.0 million, including interest, in satisfaction of this judgment, which was recorded as an unusual gain in the first quarter of 1994. The Company utilized a portion of the proceeds from this judgment to repurchase $25.2 million aggregate principal amount of its outstanding 8.375% First Mortgage Bonds. Pursuant to the terms of the 1993 labor agreement between the Company and the United Steelworkers of America (the "USWA"), approximately $11 million of the B&LE proceeds will be deposited into a Voluntary Employee Benefits Association trust (the "VEBA Trust") established to fund the Company's retiree healthcare obligation ("OPEB") with respect to USWA represented employees. The Company expects to use the remaining proceeds for debt reduction, none of which will be related party indebtedness, working capital and general corporate purposes. The Company did not recognize any income taxes associated with these proceeds, other than alternative minimum tax of $3.1 million, as regular federal income tax expense was offset by the utilization of previously reserved tax assets.

NOTE 3 - TEMPORARY IDLING OF NATIONAL STEEL PELLET COMPANY

NSPC was temporarily idled in October 1993, following a strike by the USWA on August 1, 1993, and the subsequent decision to satisfy the Company's iron ore pellet requirements from external sources. At December 31, 1993, it was the previous management's intention to externally satisfy its iron ore pellet requirements for a period of at least three years, which would have caused NSPC to remain idle for that period. In the absence of specific guidance related to the idling, the Company determined that, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"), a contingent liability of $108.6 million related to the idle period had been incurred, which was recorded as an unusual charge during the fourth quarter of 1993. This charge and the amount reserved at December 31, 1993 was primarily comprised of employee benefits such as pensions and OPEBs, which totaled $68.6 million, along with $40.0 million of expenses directly related to the idling of the facility. The $40.0 million idle reserve was comprised of salary and benefits ($17.4 million), utilities ($5.2 million), noncancelable leases ($3.3 million), production taxes ($7.3 million), supplies ($3.2 million) and other miscellaneous expenses related to the idling ($3.6 million). Substantially all components of the $108.6 million reserve were expected to require the future utilization of cash. Minnesota law requires that an idled facility be maintained in a "hot idled" mode for a period of one year, which significantly increased the cost to idle NSPC. None of the $108.6 million reserve, including the $40.0 million related to the idle period, related to the current or future procurement of iron ore pellets from outside sources in the marketplace.

Effective June 1, 1994, the Company's Board of Directors appointed a new Chief Operating Officer and President, a new Chief Financial Officer and Senior Vice President and a new Vice President-Human Resources. Earlier in the year, new USWA presidents were elected at both the international and local levels. In an effort to reduce delivered iron ore pellet costs and improve pellet mix, as well as to strengthen the cooperative partnership approach to labor relations, management considered the feasibility of reopening the NSPC facility. They determined that if a total reduction of $4 per gross ton in delivered pellet costs from pre-strike costs could be achieved, NSPC could be reopened on a cost effective basis. After a series of negotiations, a labor agreement (the "NSPC Labor Agreement") was reached between the USWA and NSPC. The NSPC Labor Agreement led to negotiations with other stakeholders such as public utilities, transportation companies, property owners and suppliers and resulted in the achievement of the requisite $4 per gross ton reduction in delivered pellet costs and the reopening of the facility in August 1994. During the third quarter of 1994, the Company recorded startup expenses of $4.4 million and $2.1 million of expenses related to the NSPC labor agreement. These expenses were directly related to the reopening of NSPC and were charged to cost of products sold.

The reopening of NSPC necessitated a reevaluation of the unexpended portion of the $108.6 million reserve recorded during 1993 related to the idling of the facility. As 179 employees had accepted a one month pension window offered by NSPC during the third quarter of 1994, the Company was able to finalize the accounting for the charges related to pensions and OPEB's. Accordingly, approximately $39.3 million of the $68.6 million unusual charge related to employee benefits was reversed during the third quarter of 1994. The remaining employee benefit reserve of $29.3 million at September 30, 1994 relates to the cost of the aforementioned early retirement window, which will be paid over the remaining lives of the retirees.

As discussed in further detail below, approximately $20.2 million of the $40.0 million idle reserve had been expended in 1994 during the eight month idle period. Upon the reopening of NSPC, the remaining balance of $19.8 million was reversed, bringing the $40.0 million idle reserve balance to zero at September 30, 1994.

The following represents the components of the $108.6 million reserve recorded at December 31, 1993, the cash utilizations during the nine month period ended September 30, 1994, the adjustments to the reserve upon the reopening of NSPC and the balance at September 30, 1994:


                             DECEMBER 31,                                SEPTEMBER 30,
                                 1993     UTILIZATIONS(1) ADJUSTMENTS(2)    1994(3)
                             ------------ --------------- -------------- -------------
                                              (DOLLARS IN THOUSANDS)
   Salary & Benefits.......    $ 17,444      $ (6,411)       $(11,033)      $   --
   Utilities...............       5,170        (3,161)         (2,009)          --
   Leases..................       3,300        (1,690)         (1,610)          --
   Production taxes........       7,296        (7,296)            --            --
   Supplies................       3,200          (775)         (2,425)          --
   Other...................       3,590          (820)         (2,770)          --
                               --------      --------        --------       -------
       Total idle reserve..      40,000       (20,153)        (19,847)          --
                               --------      --------        --------       -------
   Special Pension
    Termination............      31,893           --          (13,297)       18,596
   OPEB Curtailment........      36,697           --          (25,957)       10,740
                               --------      --------        --------       -------
       Total...............    $108,590      $(20,153)       $(59,101)      $29,336
                               ========      ========        ========       =======

- --------
(1) All utilizations required the use of cash except for a total of $1.2 million related to Salary & Benefits and Other.
(2) All adjustments were directly related to the reopening of NSPC.
(3) Balances remaining for Special Pension Termination charges and OPEB Curtailment charges are carried in the accrued liabilities for pensions and OPEB's, respectively, and are related to an early retirement window offered by NSPC in August 1994.

As mentioned previously, the Company followed the guidance provided by SFAS 5 in accounting for the idling of NSPC. During August 1994, the Emerging Issues Task Force (the "EITF") issued EITF 94-3 regarding accounting for restructuring charges. Additionally, in November 1994, the EITF expressed its conclusions regarding when a company should recognize a liability for costs, other than employee termination benefits, that are directly associated with a plan to exit an activity. Certain of the costs reflected above may not have been accruable under the EITF's November consensus.

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

As any of these environmental matters discussed above progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. However, although the outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company recorded an aggregate environmental liability of approximately $13 million and $12 million at September 30, 1994 and December 31, 1993, respectively.

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


NOTE 7 - SUBSEQUENT EVENT

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


On June 1, 1994, the Board of Directors replaced certain members of the Company's senior management for the purpose of improving operating performance and achieving sustained profitability. V. John Goodwin, who has twenty-seven years of experience in the steel industry, was appointed President and Chief Operating Officer and Robert M. Greer, who has thirty-three years of steel industry and related business experience, was appointed Senior Vice President and Chief Financial Officer. Four other managers experienced in the areas of quality control, primary steel production and finishing, and human resources joined the remaining members of management. Mr. Goodwin and the other new members of the Company's management are credited with substantially improving operating performance and labor relations and reducing production costs in their previous employment.

During 1994, the Company has successfully implemented price increases for flat rolled products sold to spot market customers. These increases of $15 per ton on January 1 and $10 per ton on July 1 were implemented on approximately 55% of total shipments. The Company is currently negotiating price increases with the Company's contract buyers, which represents approximately 45% of total shipments. Management is optimistic about the Company's ability to achieve these price increases, the majority of which will be effective January 1, 1995. Additionally, the Company has announced a $30 per ton increase for January 2, 1995, to be implemented in the spot market segment. The Company's ability to successfully implement such price increases is subject to, among other things, the strength of the Company's principal customer markets and general economic conditions. To the extent that the Company is successful in implementing the announced price increases, such increases will not be reflected in sales made pursuant to contracts prior to the expiration of such contracts.

Restructuring of Salaried Non-Represented Workforce
- ---------------------------------------------------

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


Unusual Adjustment Related to National Steel Pellet Company
- -----------------------------------------------------------


See "Results of Operations - Comparison of the Nine Month Periods ended September 30, 1994 and 1993" regarding the reopening of NSPC and the $59.1 unusual credit recorded during the third quarter of 1994.


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


Cost of Products Sold
- ---------------------

Cost of products sold as a percentage of net sales decreased from 92.7% in the first nine months of 1993 to 88.8% for the corresponding 1994 period. This decrease is primarily a result of improvements in realized selling prices, product mix and performance yields, as well as a reduction in product costs, and offset an increase in labor costs of approximately $13 million resulting from the negotiation of the 1993 Settlement Agreement.


Unusual Items
- -------------

During the nine months ended September 30, 1994, the Company recorded unusual credits aggregating $170.1 million as discussed below.

On January 24, 1994, the United States Supreme Court denied the Bessemer & Lake Erie Railroad's (the "B&LE") petition to hear the appeal in the Iron Ore Antitrust Litigation, thus sustaining the judgment in favor of the Company against the B&LE. On February 11, 1994 in satisfaction of this judgment, the Company received approximately $111 million, including interest, which was recognized as an unusual gain. The Company utilized a portion of the proceeds from this judgment to repurchase $25.2 million aggregate principal amount of its outstanding 8.375% First Mortgage Bonds. Pursuant to the 1993 Settlement Agreement, approximately $11 million of the proceeds will be deposited into the VEBA Trust.

The Company did not recognize any income taxes associated with these proceeds, other than alternative minimum taxes of $3.1 million, as regular federal income tax expense was offset by the utilization of previously reserved tax assets.

NSPC was temporarily idled in October 1993, following a strike by the USWA on August 1, 1993, and the subsequent decision to satisfy the Company's iron ore pellet requirements from external sources. At December 31, 1993, it was the previous management's intention to externally satisfy its iron ore pellet requirements for a period of at least three years, which would have caused NSPC to remain idle for that period. The magnitude of the expenses associated with the idling of NSPC were such that the reopening of the facility in the near future was not anticipated by the previous management. In the absence of specific accounting guidance related to the idling, the Company determined that, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"), a contingent liability of $108.6 million related to the idle period had been incurred, which was recorded as an unusual charge during the fourth quarter of 1993. This charge and the amount reserved at December 31, 1993 was primarily comprised of employee benefits such as pensions and OPEBs, which totaled $68.6 million, along with $40.0 million of expenses directly related to the idling of the facility. The $40.0 million idle reserve was comprised of salary and benefits ($17.4 million), utilities ($5.2 million), noncancelable leases ($3.3 million), production taxes ($7.3 million), supplies ($3.2 million) and other miscellaneous expenses related to the idling ($3.6 million). Substantially all components of the $108.6 million reserve were expected to require the future utilization of cash. Minnesota law requires that an idled facility be maintained in a "hot idled" mode for a period of one year, which significantly increased the cost to idle NSPC. None of the $108.6 million reserve, including the $40.0 million related to the idle period, related to the current or future procurement of iron ore pellets from outside sources in the marketplace.

In June 1994, in an effort to reduce delivered iron ore pellet costs and improve pellet mix, as well as to strengthen the cooperative partnership approach to labor relations, management considered the feasibility of reopening the NSPC facility. They determined that if a total reduction of $4 per gross ton in delivered pellet costs from pre-strike costs could be achieved, NSPC could be reopened on a cost effective basis. After a series of negotiations, a labor agreement was reached between the USWA and NSPC (the "NSPC Labor Agreement"). The NSPC Labor Agreement led to negotiations with other stakeholders such as public utilities, transportation companies, property owners and suppliers and resulted in the achievement of the requisite $4 per gross ton savings in delivered pellet costs and the reopening of the facility in August 1994. During the third quarter of 1994, the Company recorded startup expenses of $4.4 million and $2.1 million of expenses related to the NSPC labor agreement. These expenses were directly related to the reopening of NSPC and were charged to cost of products sold. Based upon NSPC's estimated production of 5 million tons of pellets per year, this will result in a savings of $20 million annually compared to the Company's pre-strike costs.

The reopening of NSPC necessitated a reevaluation of the unexpended portion of the $108.6 million reserve recorded during 1993 related to the idling of the facility. As 179 employees had accepted a one month pension window offered by NSPC during the third quarter of 1994, the Company was able to finalize the accounting for the charges related to pensions and OPEB's. Accordingly, approximately $39.3 million of the $68.6 million unusual charge related to employee benefits was reversed during the third quarter of 1994. The remaining employee benefit reserve of $29.3 million at September 30, 1994 relates to the cost of the aforementioned early retirement window, which will be paid over the remaining lives of the retirees.

As discussed in further detail below, approximately $20.2 million of the $40.0 million idle reserve had been expended in 1994 during the eight month idle period. Upon the reopening of NSPC, the remaining balance of $19.8 million was reversed, bringing the $40.0 million idle reserve balance to zero at September 30, 1994.

The following represents the components of the $108.6 million reserve recorded at December 31, 1993, the cash utilizations during the nine month period ended September 30, 1994, the adjustments to the reserve upon the reopening of NSPC and the balance at September 30, 1994:

                            DECEMBER 31, 1993 UTILIZATIONS(1) ADJUSTMENTS(2) SEPTEMBER 30, 1994(3)
                            ----------------- --------------- -------------- ---------------------
                                                    (DOLLARS IN THOUSANDS)
   Salary & Benefits.......     $ 17,444         $ (6,411)       $(11,033)          $   --
   Utilities...............        5,170           (3,161)         (2,009)              --
   Leases..................        3,300           (1,690)         (1,610)              --
   Production taxes........        7,296           (7,296)            --                --
   Supplies................        3,200             (775)         (2,425)              --
   Other...................        3,590             (820)         (2,770)              --
                                --------         --------        --------           -------
       Total idle
        reserve............       40,000          (20,153)        (19,847)              --
                                --------         --------        --------           -------
   Special Pension
    Termination............       31,893              --          (13,297)           18,596
   OPEB Curtailment........       36,697              --          (25,957)           10,740
                                --------         --------        --------           -------
       Total...............     $108,590         $(20,153)       $(59,101)          $29,336
                                ========         ========        ========           =======

- --------
(1) All utilizations required the use of cash except for a total of $1.2 million related to Salary & Benefits and Other.
(2) All adjustments were directly related to the reopening of NSPC.
(3) Balances remaining for Special Pension Termination charges and OPEB Curtailment charges are carried in the accrued liabilities for pensions and OPEB's, respectively, and are related to an early retirement window offered by NSPC in August 1994.

As mentioned previously, the Company followed the guidance provided by SFAS 5 in accounting for the idling of NSPC. During August 1994, the Emerging Issues Task Force (the "EITF") issued EITF 94-3 regarding accounting for restructuring charges. Additionally, in November 1994, the EITF expressed its conclusions regarding when a company should recognize a liability for costs, other than employee termination benefits, that are directly associated with a plan to exit an activity. Certain of the costs reflected above may not have been accruable under the EITF's November consensus.



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

OTHER

Change in Management
- --------------------

On June 1, 1994, the Board of Directors replaced certain members of the Company's senior management for the purpose of improving operating performance and achieving sustained profitability. V. John Goodwin, who has twenty-seven years of experience in the steel industry, was appointed President and Chief Operating Officer and Robert M. Greer, who has thirty-three years of steel industry and related business experience, was appointed Senior Vice President and Chief Financial Officer. Four other managers experienced in the areas of quality control, primary steel production and finishing, and human resources joined the remaining members of management. Mr. Goodwin and the other new members of the Company's management are credited with substantially improving operating performance and labor relations and reducing production costs in their previous employment.

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

Cash and cash equivalents totaled $92.4 million at September 30, 1994 as compared to $5.3 million at December 31, 1993. This increase is primarily the result of the receipt of the payment of the B&LE judgment, net of certain uses of the B&LE proceeds. The Company utilized a portion of the proceeds from this judgment to repurchase $25.2 million aggregate principal amount of the Company's outstanding 8.375% First Mortgage Bonds on March 31, 1994 and will contribute approximately $11 million to a Voluntary Employee Benefit Trust established to pre-fund a portion of the Company's retiree health care obligations. The Company will use remaining B&LE proceeds for further debt reduction, none of which will be related party indebtedness, working capital and general corporate purposes.


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

Management believes that the final disposition of the Detroit Coke and Donner-Hanna matters and the other legal proceedings described in the 1993 Form 10-K, will not have a material adverse effect either individually or in the aggregate, on the Company's Results of Operations or Cash Flows, but could have a material adverse effect on liquidity.


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

Hamtramck Site. With reference to the matter involving the Hamtramck, Michigan site, previously described in the 1993 Form 10-K, a judicially-mandated mediation took place in June 1994. The mediation panel issued a finding that the Company had no liability in connection with this site. However, the mediators' decision is non-binding. Counsel has advised the Company that settlement negotiations are ongoing. The Company believes that it is not likely to have any liability for past or future response costs with respect to this site, and further believes that if any liability for such costs is ultimately assessed against the Company, it will be paid for by the City of Hamtramck.


Rasmussen Site. With reference to the matter involving this disposal site located in Livingston, Michigan, previously described in the 1993 Form 10-K, the Company has made another installment payment under the participation agreement among the PRPs. Of the Company's total share of $420,000, which has been accrued by the Company, of which $294,000 remains to be paid. To date, the Company has paid approximately $126,000.


Berlin & Farro Liquid Incineration Site. With reference to the matter involving the Berlin & Farro site located in Swartz Creek, Michigan, previously reported in the 1993 Form 10-K and the first quarter Form 10-Q, in July 1993, the Company accepted the MDNR's "de minimis" buyout settlement offer of approximately $1,500, which amount has since been paid.


Iron River (Dober Mine) Site. On July 15, 1994, the State of Michigan served M.A. Hanna Company ("M.A. Hanna") with a complaint seeking response costs in the amount of approximately $365,000, natural resource damages in the amount of approximately $2 million and implementation of additional response activities related to an alleged discharge to the Iron and Brule Rivers of acid mine drainage. M.A. Hanna operated the Dober Mine pursuant to a management agreement with the Company. M.A. Hanna has requested that the Company defend and indemnify it and the Company has undertaken the defense against the State's claim. The Company, however, has reserved the right to terminate such defense. The Company filed on behalf of M.A. Hanna an answer to the complaint denying liability at this site. On September 21, 1994 and November 9, 1994, respectively, the Company filed a third party complaint and an amended third party complaint naming a total of seven additional defendants. Additionally, on November 15, 1994, the Company negotiated a case management order with the State pursuant to which the court must rule on liability issues prior to addressing other aspects of the case. That order also stays the third party actions pending the court's decision regarding the liability issues. The Company has accrued $365,000, the amount of the claimed response costs, for this matter. However, the Company is unable to estimate its ultimate potential liability, if any, at this site because the Company believes there are numerous legal issues relating to whether M.A. Hanna is responsible for the alleged discharge, as well as uncertainties concerning the nature and extent of the contamination at this site, the validity of the State's natural resource damage and additional claims, the involvement of other PRP's and the nature of the remedy to be implemented.

Martha C. Rose Chemicals Superfund Site. With reference to the Martha C. Rose Chemicals Superfund site located in Holden, Missouri, previously reported in the 1993 Form 10-K, completion of construction of the remedy is now scheduled for December 1994. To date, the PRP steering committee has raised approximately
$35 million from among the over 700 PRPs identified at this site to pay for past removal actions, the remedial investigation and feasibility study and the final remedial action. The remediation project manager for the PRP group has advised that the final cost of the remedy will be less than $35 million.


Buck Mine Complex. With reference to the Buck Mine Complex site located in Iron County, Michigan, previously reported in the 1993 Form 10-K, the Company has received advice from an expert in acid mine water remediation who has been involved with this and similar sites that the cost of the remedial investigation and feasibility study and the remediation at this site will be in the range of $250,000 to $400,000, which cost will be allocated among the parties ultimately held responsible. The Company does not have complete information regarding the other PRPs at this site, does not know the extent of the contamination or of any clean-up that may be required and, consequently, is unable to estimate its potential liability, if any, with respect to this site.


New Proceeding

Conservation Chemical Company. In a General Notice of Potential Liability letter dated September 28, 1994, the Environmental Protection Agency (the "EPA") advised that it has information that the Company's Midwest Division may be a PRP with respect to the Conservation Chemical Company site located in Gary, Indiana. The letter further advised that EPA plans to implement a removal action at the site and has scheduled a meeting for November 10 to discuss the matter.
Attached to the General Notice Letter is a list of the PRPs which received the letter. That list consists of 225 entities. On November 10, 1994, a meeting was held at which the EPA provided the PRPs with information concerning the proposed removal action. At that meeting, the EPA advised that its estimate of the cost of this removal action would be in the range of $6 to $10 million (this estimate does not include the cost of groundwater remediation, if any is determined to be necessary). Additionally, the EPA advised that it had incurred response and oversight costs of approximately $2.8 million through August 1994. Based upon preliminary information, it appears that PRPs who sent less than 300,000 gallons of material to the site would be considered "de minimis." Because the Company's Midwest Division sent approximately 10,000 gallons of material to this site, it is likely that the Company will qualify for participation in the "de minimis" group. The EPA has advised that it would expect to have an administrative order on consent in place by February 1995 pursuant to which the PRPs will perform the removal action.

NII Sites


Lowry Landfill Site. With reference to the matter involving the Lowry Landfill Site in Aurora, Colorado, previously reported in the 1993 Form 10-K and second quarter Form 10-K, the Alumet Partnership is defending the action filed by the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. and has brought an action against the Company's insurance carriers. Because this is a complex site with numerous operable units, PRPs and different types of waste, and because remediation activities are occurring in various stages, the Company is unable to estimate its potential liability at this site.


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


In connection with certain of the proceedings described above and certain other environmental proceedings which the Company is currently involved in, the Company has only commenced investigation or otherwise does not have sufficient information to estimate its potential liability, if any. Although the outcomes of such proceedings or any fines or penalties that may be assessed in any such proceedings, to the extent that they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that any such outcomes, fines or penalties, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company's accrued environmental liabilities totaled $13.0 million at September 30, 1994.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


 (a) The following is an index of the exhibits included in this Report on Form 10-Q/A:

     None


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