Form 10-Q/A
period 1994-06-30
NATIONAL STEEL CORP
filed 1995-01-20
CIK 70578

                                                                   1994
                                                              SECOND QUARTER



                                F O R M  1 0 - Q/A

                    (AMENDMENT NO. 2 TO FORM 10-Q ORIGINALLY
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



      (a) Exhibits

          The following is an index of the exhibits included in this Report on Form 10-Q/A:

          10-B Receivables Purchase Agreement, dated as of May 16, 1994, among National Steel Funding Corporation, National Steel Corporation and the Financial Institutions listed therein, a copy of which is attached hereto.


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



Date:  January 20, 1995