Form 10-Q/A
period 1994-06-30
NATIONAL STEEL CORP
filed 1995-01-24
CIK 70578

                                                                   1994
                                                              SECOND QUARTER


                                F O R M  1 0 - Q/A

                    (AMENDMENT NO. 3 TO FORM 10-Q ORIGINALLY
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

          10-B Receivables Purchase Agreement, dated as of May 16, 1994, among National Steel Funding Corporation, National Steel Corporation and the Financial Institutions listed therein, a copy of which is attached hereto, certain confidential portions of which have been omitted and filed separately with the Commission.



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


Date:  January 23, 1995