Form 10-K
period 1994-12-31
NATIONAL STEEL CORP
filed 1995-03-09
CIK 70578

                                    1 9 9 4

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                F O R M  1 0 - K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NUMBER 1-983

                           NATIONAL STEEL CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

INCORPORATED UNDER THE LAWS OF THE STATE OF DELAWARE             25-0687210
   (State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                                Identification No.)


4100 EDISON LAKES PARKWAY, MISHAWAKA, IN                         46545-3440
(Address of principal executive offices)                         (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  219-273-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------              -----------------------------------------

      Class B Common Stock                      New York Stock Exchange
First Mortgage Bonds, 8-3/8% Series due 2006    New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No      .
                                               -----    -----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At February 28, 1995, there were 43,276,156 shares of the registrant's common stock outstanding.

   Aggregate market value of voting stock held by non-affiliates:  $349,315,824.

   The amount shown is based on the closing price of National Steel Corporation's Common Stock on the New York Stock Exchange on February 28, 1995. Voting stock held by officers and directors is not included in the computation. However, National Steel Corporation has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Selected portions of the 1995 Proxy Statement of National Steel Corporation are incorporated by reference into Part III of the Report on Form 10-K.

                           NATIONAL STEEL CORPORATION

                               TABLE OF CONTENTS



PART I                                                                               PAGE
                                                                                     ----

Item  1     Business                                                                   3

Item  2     Properties                                                                13

Item  3     Legal Proceedings                                                         16

Item  4     Submission of Matters to a Vote of Security Holders                       25


PART II

Item  5     Market for Registrant's Common Stock and Related Stockholder Matters      26

Item  6     Selected Financial Data                                                   27

Item  7     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                   28

Item  8     Financial Statements and Supplementary Data                               38

Item  9     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                                66


PART III

Item 10     Executive Officers                                                        67

Item 11     Executive Compensation                                                    68

Item 12     Security Ownership of Certain Beneficial Owners and Management            68

Item 13     Certain Relationships and Related Transactions                            68


PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K           69

                                     PART I

ITEM 1.  BUSINESS

National Steel Corporation, a Delaware corporation, and its consolidated subsidiaries (the "Company") is the fourth largest integrated steel producer in the United States as measured by production and is engaged in the manufacture and sale of a wide variety of flat rolled carbon steel products, including hot rolled, cold rolled, galvanized, tin and chrome plated steels. The Company targets high value added applications of flat rolled carbon steel for sale to the automotive, metal buildings and container markets. Since 1984, the Company has invested approximately $2 billion in capital improvements to enhance the Company's competitive position and penetrate growing segments of these markets.

The Company was formed through the merger of Great Lakes Steel, Weirton Steel and Hanna Iron Ore Company and was incorporated in Delaware on November 7, 1929. The Company built a finishing facility, now the Midwest Division, in 1961 and in 1971 purchased Granite City Steel Corporation, now the Granite City Division. On September 13, 1983, the Company became a wholly-owned subsidiary of National Intergroup, Inc., which in October 1994 changed its name to Foxmeyer Health Corporation (collectively, with its subsidiaries, hereinafter referred to as "FOX"), through a restructuring. On January 11, 1984, the Company sold the principal assets of its Weirton Steel Division and retained certain liabilities related thereto. On August 31, 1984, NKK Corporation (collectively, with its subsidiaries, "NKK") purchased a 50% equity interest in the Company from FOX.
On June 26, 1990, NKK purchased an additional 20% equity interest in the Company from FOX. In April 1993, the Company completed an initial public offering of its Class B Common Stock. In October 1993, FOX converted all of its shares of Class A Common Stock to an equal number of shares of Class B Common Stock and subsequently sold substantially all of its shares of Class B Common Stock in the market in January 1994, resulting in NKK owning 75.6% voting interest in the Company at December 31, 1994. On February 1, 1995, the Company completed a primary offering of 6.9 million shares of Class B Common Stock. Subsequent to the transaction, NKK's voting interest decreased to 67.6%.

The Company's principal executive offices are located at 4100 Edison Lakes Parkway, Mishawaka, Indiana 46545-3440; telephone (219) 273-7000.

STRATEGY

The Company's mission is to achieve sustained profitability, thereby enhancing stockholder value, by reducing the costs of production and improving productivity and product quality. Management has developed a number of strategic initiatives designed to achieve the Company's goals. These initiatives focus on:

  . Reducing the cost of hot rolled bands, the largest component of the Company's finished product cost;

  . Reducing the cost of poor quality, which currently results in the sale of non-prime products at lower prices and requires substantial reprocessing costs;

  . Installing a predictive maintenance program which is designed to maximize production and the useful life of equipment while minimizing unscheduled equipment outages;

  . Increasing steel production capabilities by identifying and eliminating manufacturing bottlenecks;

  . Enhancing the Company's cooperative partnership with the United Steelworkers of America (the "USWA") by increasing employee participation at all levels of the production process; and

  . Improving information and cost control systems to enable management to exercise greater control over production costs.

In addition, the Company plans to more fully utilize its alliance with its principal stockholder, NKK, and its partnership with customers and to better utilize equipment and facilities, many of which have been enhanced by the Company's $2 billion capital investment program.

Strategic Initiatives

Reduction in Production Costs. Management's primary focus is to reduce the costs of producing hot rolled bands, the largest component of the Company's finished product cost. Reducing all costs associated with the production process is essential to the Company's overall cost reduction program. As a first step in this process, management reopened National Steel Pellet Company ("NSPC"), which had been idled by a work stoppage since August 1993, after achieving a $4 per gross ton savings in delivered iron ore pellet costs at NSPC compared to pre-strike costs. Based upon NSPC's estimated production of 5 million tons of pellets per year, this will result in savings of $20 million annually compared to the Company's pre-strike costs. Management intends to reduce production costs by better utilizing existing equipment, improving productivity, involving labor in improving operating practices and by the cost efficient use of steelmaking inputs. In addition, the Company's facility engineers, who have access to a wide range of NKK process technologies, analyze and implement innovative steelmaking and processing methods on an ongoing basis.

Quality Improvement. An important element of the Company's strategy is to reduce the cost of poor quality, which currently results in the sale of non-prime products at lower prices and requires substantial reprocessing costs. The Company will seek to achieve this increase by improving process control, utilizing employee based problem solving methods, eliminating dependence on final inspection and reducing internal rejections and extra processing. In addition, in June 1994, the Company created a new senior management position with responsibility solely for quality assurance and customer satisfaction.

New Maintenance Program. Management is installing a predictive maintenance program designed to maximize production and equipment life while minimizing unscheduled equipment outages. This program should improve operations stability through improved equipment reliability, which is expected to result in improved productivity and reduced costs. Although the Company believes this system will result in certain immediate improvements, the full benefits of this system will not be realized until the system is fully implemented in approximately two to three years.

Elimination of Manufacturing Bottlenecks. Manufacturing bottlenecks result in, among other things, reduced production, delays in customer shipments and increased costs due to operating inefficiencies. Management has initially identified three major manufacturing bottlenecks: the Granite City Division caster, the Great Lakes Division melt shop and the Midwest Division pickle line. The Company is presently negotiating with state environmental authorities in order to permit higher production levels at the caster at the Granite City Division. The Company has received a temporary waiver of existing production limits at the Granite City facility to allow the Company to compensate for production lost as a result of a planned blast furnace outage in 1995. The Company also intends to increase the number of heats per day at its Great Lakes facility through improved maintenance and equipment reliability, material handling and logistics and refinement of operating practices. This initiative should result in increased steelmaking production. Finally, the Company intends to increase the steel throughput of the pickle line at the Midwest Division through improved welder performance, implementation of a large coil program and more effective crew training.

Cooperative Employee Partnership. Since 1986, the Company has had cooperative labor agreements with the USWA, which represents approximately 78% of the Company's employees. The Company entered into a new six year cooperative labor agreement with the USWA effective as of August 1, 1993 (the "1993 Settlement Agreement"). The cooperative labor agreement with the USWA entered into with the reopening of NSPC (the "NSPC Labor Agreement") runs concurrently with the 1993 Settlement Agreement. The employment security provisions contained in the Company's labor agreements were the first in the domestic steel industry and have provided the Company with increased flexibility to improve productivity and consolidate job functions. These labor agreements, in combination with retirements and attrition, have also allowed the Company to reduce the number of employees and achieve productivity gains while increasing the percentage of employee compensation which is productivity based. See "Employees".

Management believes that greater emphasis on labor cooperation as well as employee involvement in identifying and solving problems in all areas of production and delivery present significant opportunities to lower production costs and improve quality. One immediate result of this emphasis was the reopening of NSPC in August 1994.

Improve Information and Cost Control Systems. Management intends to enhance its current information systems in order to exercise greater control over production costs, as well as to provide access to profitability analysis by customer and product line. To attain greater control over production costs, on January 1, 1995, the Company installed an actual cost system to replace the current standard cost system.

Alliance with NKK

The Company has a strong alliance with its principal stockholder, NKK, the second largest steel company in Japan and the fifth largest in the world as measured by production. Since 1984, the Company has had access to a wide range of NKK's steelmaking, processing and applications technology. The Company's engineers include approximately 40 engineers transferred from NKK, who now serve primarily at the Company's Divisions. These engineers, as well as engineers and technical support personnel at NKK's facilities in Japan, assist in improving operating practices and developing new manufacturing processes. This support also includes providing input on ways to improve raw steel to finished product yields.

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

Customer Partnership

The Company's customer partnership enables the Company to differentiate its products through superior quality and service. Management believes it is able to differentiate the Company's products and promote customer loyalty by establishing close relationships through early customer involvement, providing technical services and support and utilizing its Product Application Center and Technical Research Center facilities.

The Company operates a research and development facility near its Great Lakes Division to develop new products, improve existing products and develop more efficient operating procedures to meet the constantly increasing demands of the automotive, metal buildings and container markets. The research center employs approximately 50 chemists, physicists, metallurgists and engineers. The research center is responsible for, among other things, the development of five new high strength steels for automotive weight reduction and a new galvanized steel for the metal buildings market. In addition, the Company operates a Product Application Center near Detroit dedicated to providing product and technical support to customers. The Product Application Center assists customers with application engineering (selecting optimum metal and manufacturing methods), application technology (evaluating product performance) and technical developments (performing problem solving at plants). The Company spent $7.9 million, $9.4 million and $9.5 million for research and development in 1994, 1993 and 1992, respectively. In addition, the Company participates in various research efforts through the American Iron and Steel Institute (the "AISI").

Marketing Strategy

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

To enable the Company to more efficiently meet the needs of its target markets and focus on higher value added products, the Company has entered into two separate joint ventures to build hot dip galvanizing facilities. One joint venture is with NKK and an unrelated third party and has been built to service the automotive industry. The second joint venture has been built to service the construction industry. See "Properties-DNN Galvanizing Limited Partnership" and "-Double G Coatings, L.P." Additionally, in February 1995, the Company announced plans for a 270,000 ton galvanizing line to be constructed at its Granite City Division. The $67 million line, which is expected to be completed by mid 1996, will serve the metal buildings market.

Capital Investment Program

Since 1984, the Company has invested over $2 billion in capital improvements aimed at upgrading the Company's steelmaking and finishing operations to meet its customers' demanding requirements for higher quality products and to reduce production costs. As described above, one of the Company's strategic initiatives is to more effectively utilize these substantial capital improvements. Major projects include an electrolytic galvanizing line, a continuous caster, a ladle metallurgy station, a vacuum degasser, a complete coke oven battery rebuild and a high speed pickle line, each of which services the Great Lakes Division (located near Detroit, Michigan), and a continuous caster and a ladle metallurgy station, each of which services the Granite City Division (located near St. Louis, Missouri). Major improvements at the Midwest Division (located near Chicago, Illinois) include the installation of process control equipment to upgrade its finishing capabilities. Management believes that the completion of this $2 billion capital investment program will substantially reduce the amount of capital investments in the future. Capital investments for each of 1994, 1993 and 1992 were $137.5 million, $160.7 million and $283.9 million, respectively. Capital investments for 1995 and 1996 are expected to total approximately $241.2 million. In early 1991, the Company became the first major integrated U.S. steel producer to continuously cast 100% of its raw steel production.


CUSTOMERS

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

The Company is a leading supplier of steel to the domestic metal buildings market. Roof and building panels are the principal applications for galvanized and Galvalume(R) steel in this market. Management believes that demand for Galvalume(R) steel will exhibit strong growth for the next several years partially as a result of a trend away from traditional building products and that the Company is well positioned to profit from this growth as a result of both its position in this market and additional capacity referred to above.

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

The following table sets forth the percentage of the Company's revenues from various markets for the past five years.

                    1994    1993    1992    1991    1990
                   ------  ------  ------  ------  ------
Automotive          28.5%   28.9%   27.2%   25.8%   26.4%
Metal buildings     15.0    14.3    12.8    11.2    11.2
Containers          13.2    13.3    14.9    15.6    14.8
Pipe and Tube        6.9     8.2     9.4     8.0     8.6
Service Centers     17.9    15.5    13.6    10.7    11.5
All Other           18.5    19.8    22.1    28.7    27.5
                   -----   -----   -----   -----   -----
                   100.0%  100.0%  100.0%  100.0%  100.0%
                   =====   =====   =====   =====   =====

Shipments to General Motors, the Company's largest customer, accounted for approximately 10%, 11% and 12% of net sales in each of 1994, 1993 and 1992, respectively. Export sales accounted for approximately 0.9% of revenue in 1994, .1% in 1993 and .5% in 1992. The Company's products are sold through the Company's six sales offices located in Chicago, Detroit, Houston, Kansas City, Pittsburgh and St. Louis. Substantially all of the Company's net revenues are based on orders for short-term delivery. Accordingly, backlog is not meaningful when assessing future results of operations.

OPERATIONS

The Company operates three principal facilities: two integrated steel plants, the Great Lakes Division in Ecorse and River Rouge, Michigan, near Detroit and the Granite City Division in Granite City, Illinois, near St. Louis and a finishing facility, the Midwest Division in Portage, Indiana, near Chicago. The Company's centralized corporate structure, the close proximity of the Company's principal steel facilities and the complementary balance of processing equipment shared by them, enable the Company to closely coordinate the operations of these facilities in order to maintain high operating rates throughout its processing facilities and to maximize the return on its capital investments.

The following table details effective steelmaking capacity, actual production, effective capacity utilization and percentage of steel continuously cast for the Company and the domestic steel industry for the years indicated.

                           RAW STEEL PRODUCTION DATA

                                                     EFFECTIVE       PERCENT
                            EFFECTIVE    ACTUAL      CAPACITY      CONTINUOUSLY
                            CAPACITY   PRODUCTION   UTILIZATION        CAST
                            ---------  ----------  -------------  --------------
                             (000'S OF NET TONS)        (%)            (%)
The Company
 1994                           6,000       5,763         96.1           100.0
 1993                           5,550       5,551        100.0           100.0
 1992                           5,355       5,380        100.5           100.0
 1991                           5,670       5,247         92.5            99.8
 1990                           5,876       5,735         97.6            85.4

Domestic Steel Industry*
 1994                         108,200      97,895         90.5            88.9
 1993                         109,900      97,877         89.1            85.7
 1992                         113,100      92,949         82.2            79.3
 1991                         117,700      87,896         74.7            75.8
 1990                         116,800      98,906         84.7            66.6

 * Information as reported by the AISI. The 1994 industry information is estimated by the AISI.

Effective capacity increased to 6,000,000 net tons in 1994 due to the fact that the Company did not reline any blast furnaces during this period. The effective capacity of the Company decreased to 5,355,000 net tons in 1992 as a result of a scheduled blast furnace reline. Effective capacity utilization fell to 92.5% in 1991 due, in part, to an unusually high level of inventory carried forward from 1990, along with scheduled maintenance outages at major finishing units and a low demand for steel products during the first half of the year.


RAW MATERIALS

Iron ore. The metallic iron requirements of the Company are supplied primarily from iron ore pellets that are produced from a concentration of low grade ores. The Company, directly through NSPC and through an affiliate, has reserves of iron ore adequate to produce approximately 500 million gross tons of iron ore pellets. The Company's iron ore reserves are located in Minnesota, Michigan and Quebec, Canada. Excluding the effects of the thirteen month period from August 1, 1993 through August 28, 1994 when NSPC was idled, a significant portion of the Company's average annual consumption of iron ore pellets was obtained from the deposits of the Company or those of its affiliate during the last five years. The remaining iron ore pellets consumed by the Company were purchased from third parties. Agreements reached with the USWA and other suppliers to NSPC in 1994 have resulted in a $4 per gross ton reduction in delivered pellet costs, making the cost of NSPC pellets competitive with market prices. Iron ore pellets available to the Company from its own deposits, its affiliate and outside suppliers are sufficient to meet the Company's total iron ore requirements for the foreseeable future.

Coal.  In 1992, the Company decided to exit the coal mining business.   At that
time, the Company owned underground coal properties in Pennsylvania, Kentucky and West Virginia as well as undeveloped coal reserves in Pennsylvania and West Virginia. During 1993, the Pennsylvania and Kentucky properties were sold except for the coal reserves which were leased on a long term basis. Negotiations are in process for the sale and/or lease of the West Virginia properties. While the undeveloped coal reserves are for sale, there are no interested parties at the present time. The remaining coal assets totaling $40.1 million are included in the assets of the Company and constitute less than 2% of the Company's total assets. Adequate supplies of coal are readily available at competitive market prices.

Coke. The Company operates two efficient coke oven batteries servicing the Granite City Division and a newly rebuilt No. 5 coke oven battery at the Great Lakes Division. The No. 5 coke battery enhances the quality and stability of the Company's coke supply, and incorporates state-of-the-art technology while meeting the requirements of the Clean Air Act. With the No. 5 coke battery rebuild, the Company has significantly improved its self-sufficiency and can supply approximately 60% of its annual coke requirements. The remaining coke requirements are met through competitive market purchases.

Limestone. The Company, through an affiliated company, has limestone reserves of approximately 78 million gross tons located in Michigan. During the last five years, approximately 60% of the Company's average annual consumption of limestone was derived from these reserves. The Company's remaining limestone requirements were purchased.

Scrap and Other Materials. Supplies of steel scrap, tin, zinc and other alloying and coating materials are readily available at competitive market prices.


PATENTS AND TRADEMARKS

The Company has the patents and licenses necessary for the operation of its business as now conducted. The Company does not consider its patents and trademarks to be material to the business of the Company.

EMPLOYEES

As of December 31, 1994, the Company employed 9,711 people. In January 1995, the Company completed a plan that will reduce its salaried non-represented workforce by approximately 400 employees. Approximately 7,600 (78%) of the Company's employees are represented by the USWA. The Company believes that its relationships with its collective bargaining units are good.

On August 27, 1993, the 1993 Settlement Agreement between the Company and the USWA was ratified by USWA members at the Company's three steel divisions and corporate headquarters. The new agreement, effective August 1, 1993 through July 1, 1999, protects the Company and the USWA from a strike or lockout for the duration of the agreement. Either the Company or the USWA may reopen negotiations after three years, except with respect to pensions and certain other matters, with any unresolved issues subject to binding arbitration. Under the 1993 Settlement Agreement, represented employees will receive improved pension benefits, bonuses to be paid over the term of the agreement, a $.50 per hour wage increase effective in August 1995, and an additional paid holiday for the years 1994, 1995 and 1996. The 1993 Settlement Agreement provides for the establishment of a Voluntary Employee Benefit Association Trust (the "VEBA Trust") to which the Company has agreed to contribute a minimum of $10 million annually and, under certain circumstances, additional amounts calculated as set forth in the 1993 Settlement Agreement. The Company has agreed to grant to the VEBA Trust a second mortgage on the No. 5 coke oven battery at the Great Lakes Division. The 1993 Settlement Agreement also provides for opportunities to reduce health care costs and for flexible work practices and opportunities to reduce manning levels through attrition. In addition, the 1993 Settlement Agreement grants the USWA the right to nominate a candidate, subject to the approval of the Company's Board of Directors and stockholders, for a seat on the Company's Board of Directors. During January 1995, this Board of Directors position was filled.

In July 1994, a labor agreement was reached between NSPC and the USWA. The NSPC Labor Agreement is effective July 1, 1994 through July 31, 1999. The NSPC Labor Agreement provides for a wage increase of approximately 3% over three years and modest increases in benefits, while simultaneously providing for work rule changes designed to increase productively levels and operational efficiencies. With the agreement, and the subsequent reopening of the facility, all labor disputes between the Company, NSPC and the USWA regarding the idling of the NSPC facility were resolved. The NSPC Labor Agreement may be reopened in 1996 along with the 1993 Settlement Agreement.


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

Imports. Domestic steel producers face significant competition from foreign producers and have been adversely affected by unfairly traded imports. Imports of finished steel products accounted for approximately 19%, 14% and 15% of the domestic market in 1994, 1993 and 1992, respectively. Many foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

In 1992, the Company and eleven other domestic steel producers filed unfair trade cases with the Commerce Department and the International Trade Commission (the "ITC") against foreign steel producers covering imports of flat rolled carbon steel products. In June 1993, the Commerce Department imposed final antidumping and subsidy margins averaging 37% for all products under review. In July 1993, the ITC made final determinations that material injury had occurred in cases representing an estimated 51% of the dollar value and 42% of the volume of all flat rolled carbon steel imports under investigation. In the four product categories, injury was found in cases relating to 97% of the volume of plate steel, 92% of the volume of higher value-added corrosion resistant steel and 36% of the volume of cold rolled steel. No injury was found with respect to hot rolled steel products. During 1994, approximately 42% of the Company's shipments consisted of hot rolled steel, while 31% consisted of corrosion resistant steel, 16% consisted of cold rolled steel and less than 1% consisted of plate steel. Imports of products not covered by affirmative ITC injury determinations have increased and may continue to increase, which may have an adverse effect on the Company's shipments of these products and the prices it realizes for such products. The Company and the other domestic producers who filed these cases have appealed the negative decisions of the ITC and are defending appeals brought by foreign producers involving decisions favorable to domestic producers. These appeals are proceeding before the Court of International Trade in New York and, in the case of Canada, before Binational Dispute Panels under the U.S.-Canada Free Trade Agreement. The Court of International Trade has affirmed the ITC's injury determinations regarding hot rolled and cold rolled carbon steel sheet. In addition, the Court remanded limited portions of the Department of Commerce determinations in the dumping cases against cold rolled steel from the Netherlands and all four classes of steel from France. Additional decisions from the Court are expected in the first half of 1995. Separate Binational Dispute Panels upheld the ITC's injury determinations with regard to imports of corrosion resistant steel from Canada in November, 1994 and the majority of the Commerce Department's dumping margin determination in October, 1994. The Commerce Department has sent the results of its remand calculations to the Court and, in the case of Canada, to the Binational Panel for affirmance. The remand results do not substantially affect the final margins for products from those countries subject to the antidumping orders. Future increases in other steel imports are also possible, particularly if the value of the dollar should rise in relation to foreign currencies.

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

Mini-mills. Domestic integrated producers, such as the Company, have lost market share in recent years to domestic mini-mills. Mini-mills provide significant competition in certain product lines, including hot rolled and cold rolled sheets, which represented, in the aggregate, approximately 57% of the Company's shipments in 1994. Mini-mills are relatively efficient, low-cost producers which produce steel from scrap in electric furnaces, have lower employment and environmental costs and target regional markets. Thin slab casting technologies have allowed mini-mills to enter certain sheet markets which have traditionally been supplied by integrated producers. One mini-mill has constructed two such plants and announced its intention to start a third in a joint venture with another steel producer. Certain companies have announced plans for, or have indicated that they are currently considering, additional mini-mill plants for sheet products in the United States.

Steel Substitutes. In the case of many steel products, there is substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete. Conversely, the Company and certain other manufacturers of steel products have begun to compete in recent years in markets not traditionally served by steel producers.

ENVIRONMENTAL MATTERS

The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. The Company currently estimates that it will incur capital expenditures in connection with matters relating to environmental control of approximately $15.9 million and $7.0 million for 1995 and 1996, respectively. In addition, the Company expects to record expenses for environmental compliance, including depreciation, of approximately $78.0 million and $85.0 million for 1995 and 1996, respectively. Since environmental laws and regulations are becoming increasingly stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of future factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. The costs for environmental compliance may also place the Company at a competitive disadvantage with respect to foreign steel producers, as well as manufacturers of steel substitutes, that are subject to less stringent environmental requirements.

In 1990, Congress passed amendments to the Clean Air Act which impose stringent standards on air emissions. The Clean Air Act amendments will directly affect the operations of many of the Company's facilities, including its coke ovens. Under such amendments, coke ovens generally will be required to comply with progressively more stringent standards over the next thirty years. The Company believes that the costs for complying with the Clean Air Act amendments will not have a material adverse effect, on an individual site basis or in the aggregate, on the Company's financial position, results of operations or liquidity.

In 1990, the EPA released a proposed rule which establishes standards for the implementation of a corrective action program under the Resource Conservation Recovery Act of 1976, as amended ("RCRA"). The corrective action program requires facilities that are operating under a permit, or are seeking a permit, to treat, store or dispose of hazardous wastes to investigate and remediate environmental contamination. Currently, the Company is conducting an investigation at its Midwest Division facility. The Company estimates that the potential capital costs for implementing corrective actions at such facility will be approximately $8 million payable over the next several years. At the present time, the Company's other facilities are not subject to corrective action.

Since 1989, the EPA and the eight Great Lakes states have been developing the Great Lakes Initiative, which will impose standards that are even more stringent than the best available technology standards currently being enforced. As required under section 118 of the Clean Water Act, as amended, which is intended to codify the efforts of the EPA and such states under the Great Lakes Initiative, on April 16, 1993, the EPA published the proposed Guidance Document. Once finalized, the Guidance Document will establish minimum water quality standards and other pollution control policies and procedures for waters within the Great Lakes System. The EPA is required to publish the final Guidance Document by March 1995. Preliminary studies conducted by the AISI prior to publication of the proposed Guidance Document estimated that the potential capital cost for a fully integrated steel mill to comply with draft standards under the Great Lakes Initiative could range from approximately $50 million to $175 million and the potential annual operating and maintenance cost will be approximately 15% of the estimated capital cost. Until the Guidance Document is finalized and corresponding state laws and regulations are promulgated, the Company is unable to determine whether such estimates are accurate and whether the Company's actual costs for compliance will be comparable. Although the Company believes only the Great Lakes Division would be required to incur significant costs for compliance, there can be no assurances that compliance with the Great Lakes Initiative will not have a material adverse effect, on an individual site basis or in the aggregate, on the Company's financial position, results of operations or liquidity.

The Company has recorded the reclamation costs to restore its coal and iron ore mines at its shut down locations to their original and natural state, as required by various federal and state mining statutes.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. Currently, an inactive site located at the Great Lakes Division facility is listed on the Michigan Environmental Response Act Site List, but remediation activity has not been required by the Michigan Department of Natural Resources ("MDNR"). In addition, the Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") in a number of off-site CERCLA or state superfund site proceedings. The more significant of these matters are described in the legal proceedings section. At several of these sites, any remediation costs incurred by the Company would be satisfied by FOX's $10.0 million prepayment, and any costs in excess of $10.0 million would constitute Weirton Liabilities or other environmental liabilities for which FOX has agreed to indemnify the Company.

ITEM 2.  PROPERTIES


The Granite City Division.

The Granite City Division, located in Granite City, Illinois, has an effective steelmaking capacity of 2.4 million tons. With the start-up of a second continuous caster in early 1991, all steel at this Division is now produced by continuous casting. The Granite City Division also uses ladle metallurgy to refine the steel chemistry to enable it to meet the exacting specifications of its customers. The Division's ironmaking facilities consist of two coke batteries and two blast furnaces. Finishing facilities include an 80 inch hot strip mill, a continuous pickler and two hot dip galvanizing lines. The Granite City Division ships approximately 20% of its total production to the Midwest Division for finishing. Principal products of the Granite City Division include hot rolled, cold rolled, hot dipped galvanized, grain bin and high strength, low alloy steels.

The Granite City Division is located on 1,540 acres and employs approximately 2,950 people. The Division's proximity to the Mississippi River and other interstate transit systems, both rail and highway, provides easy accessibility for receiving raw materials and supplying finished steel products to customers. In February 1995, the Company announced its plans to build a 270,000 ton coating line at the Granite City Division. The $67 million line, which is expected to be completed by mid 1996, will service the metal buildings market.


The Great Lakes Division.

The Great Lakes Division, located in Ecorse and River Rouge, Michigan, is an integrated facility engaged in steelmaking primarily for use in the automotive market with an effective steelmaking capacity of 3.6 million tons. With the start-up of a second continuous caster in late 1987, all steel at this Division is now produced by continuous casting. The Division's ironmaking facilities consist of a recent 85-oven coke battery rebuild and three blast furnaces. The Division also operates steelmaking facilities consisting of a vacuum degasser and a ladle metallurgy station. Finishing facilities include a hot strip mill, a skinpass mill, a shear line, a new high speed pickle line, a tandem mill, a batch annealing station, two temper mills and two customer service lines, and an electrolytic galvanizing line. The Great Lakes Division ships approximately
40% of its production to the Midwest Division for finishing. Principal products of the Great Lakes Division include hot rolled, cold rolled, electrolytic galvanized, and high strength, low alloy steels.

The Great Lakes Division is located on 1,100 acres and employs approximately 3,850 people. The Division is strategically located with easy access to lake, rail and highway transit systems for receiving raw materials and supplying finished steel products to customers.


The Midwest Division.

The Midwest Division, located in Portage, Indiana, finishes hot rolled bands produced at the Granite City and Great Lakes Divisions primarily for use in the automotive, metal buildings and container markets. The Division's facilities include a continuous pickling line, two cold reduction mills and two continuous galvanizing lines, a 48 inch wide line which can produce galvanized or Galvalume(R) steel products and which services the metal buildings market and a 72 inch wide line which services the automotive market; finishing facilities for cold rolled products consisting of a batch annealing station, a sheet temper mill and a continuous stretcher leveling line; and an electrolytic cleaning line, a continuous annealing line, two tin temper mills, two tin recoil lines, an electrolytic tinning line and a chrome line which services the container markets. Principal products of the Midwest Division include tin mill products, hot dipped galvanized and Galvalume(R) steel, cold rolled, and electrical lamination steels.

The Midwest Division is located on 1,100 acres and employs approximately 1,400 people. Its location provides excellent access to rail, water and highway transit systems for receiving raw materials and supplying finished steel products to customers.

National Steel Pellet Company

NSPC, located on the western end of the Mesabi Iron Ore Range in Keewatin, Minnesota, mines, crushes, concentrates and pelletizes low grade taconite ore into iron ore pellets. NSPC operations include two primary crushers, ten primary mills, five secondary mills, a concentrator and a pelletizer. The facility has a current annual effective iron ore pellet capacity of 5 million gross tons and has a combination of rail and vessel access to the Company's integrated steel mills.


DNN Galvanizing Limited Partnership

As part of its strategy to focus its marketing efforts on high quality steels for the automotive industry, the Company has entered into an agreement with NKK and Dofasco Inc., a large Canadian steel producer ("Dofasco"), to build and operate DNN, a 400,000 ton per year, hot dip galvanizing facility in Windsor, Ontario, Canada. This facility incorporates state-of-the-art technology to galvanize steel for critically exposed automotive applications. The facility is modeled after NKK's Fukuyama Works Galvanizing Line that has provided high quality galvanized steel to the Japanese automotive industry for several years. The Company is committed to utilize 50% of the available line time of the facility and pay a tolling fee designed to cover fixed and variable costs with respect to 50% of the available line time, whether or not such line time is utilized. The plant began production in January 1993 and is currently operating at full capacity. The Company's steel substrate requirements will be provided to DNN by the Great Lakes Division.

Certain types of galvanized steel coated for the Company by DNN and shipped to the United States are subject to an anti-dumping duty order and to cash deposits of estimated anti-dumping duties. Dofasco has requested an administrative review of the duty calculation, which could result in a change in the amount of cash deposits being paid by the Company. The Company does not believe that the costs associated with the anti-dumping duty order and cash deposits will have a material adverse effect on the Company's financial condition.


Double G Coatings, L.P.

To continue to meet the needs of the growing metal buildings market, the Company and an unrelated party formed a joint venture to build and operate Double G.
Coatings, L.P.   ("Double G"), a 270,000 ton per year hot dip galvanizing and
Galvalume(R) steel facility near Jackson, Mississippi. The facility is capable of coating 48 inch wide steel coils with zinc to produce a product known as galvanized steel and a zinc and aluminum coating to produce a product known as Galvalume(R) steel. Double G will primarily serve the metal buildings segment of the construction market in the south central United States. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line time at the facility. The joint venture commenced production in the second quarter of 1994 and is expected to reach full operating capacity in 1995. The Company's steel substrate requirements will be provided to Double G by the Great Lakes and Midwest Divisions.


ProCoil Corporation

ProCoil Corporation ("ProCoil"), a joint venture between the Company, Marubeni Corporation, Mitsubishi Corporation and NKK, located in Canton, Michigan, operates a steel processing facility which began operations in 1988 and a warehousing facility which began operations in 1992. The Company and Marubeni Corporation each own a 44% equity interest in ProCoil. ProCoil blanks, slits and cuts steel coils to desired lengths to service automotive market customers. In addition, ProCoil warehouses material to assist the Company in providing just-in-time delivery to customers.

OTHER PROPERTIES

Generally, the Company's properties are well maintained, considered adequate and being utilized for their intended purposes. The Company's corporate headquarters is located in Mishawaka, Indiana.

Except as stated below, the steel production facilities are owned in fee by the Company. A continuous caster and related ladle metallurgy facility and an electrolytic galvanizing line, which each service the Great Lakes Division, and a coke battery, which services the Granite City Division, are operated pursuant to the terms of operating leases with third parties and are not subject to a lien securing the Company's First Mortgage Bonds. The electrolytic galvanizing line lease, the coke battery lease and the continuous caster and related metallurgy facility lease are scheduled to expire in 2001, 2004, and 2008, respectively. Upon expiration, the Company has the option to extend the respective lease or purchase the facility at fair market value.

All land (excluding certain unimproved land), buildings and equipment (excluding, generally, mobile equipment) that are owned in fee by the Company at the Great Lakes Division, Granite City Division and Midwest Division are subject to a lien securing the First Mortgage Bonds, with certain exceptions, including a vacuum degasser and a pickle line which service the Great Lakes Division, a continuous caster which services the Granite City Division and the corporate headquarters in Mishawaka, Indiana. Additionally, the Company has agreed to grant to the VEBA Trust a second mortgage on the No. 5 coke oven battery at the Great Lakes Division.

For a description of certain properties related to the Company's production of raw materials, see "Raw Materials."

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

Baker's Port, Inc. v. National Steel Corporation. On July 1, 1988, Baker's Port, Inc. ("BPI") and Baker Marine Corporation ("BMC") filed a lawsuit in the District Court for San Patricio County, Texas against the Company, two of its subsidiaries, NS Land Company ("NS Land") and Natland Corporation ("Natland"), and several other defendants, alleging breach of their general warranty of title and encumbrances, violation of the Texas Deceptive Trade Practice Act (the "DTPA") and fraud, in connection with the sale by Natland to BPI in 1981 of approximately 3,000 acres of land near Corpus Christi, Texas. Approximately $24.7 million of the purchase price was in the form of a note (the "Note") secured by a Deed of Trust (mortgage) and BMC's guarantee. BPI and BMC sought actual damages in excess of $55 million, or, alternatively, rescission of the sale, and exemplary damages in excess of $155 million, as well as treble damages under the DTPA. Natland counterclaimed for the amount defaulted on by BPI under the Note which totaled approximately $19 million at the time of trial. The State of Texas also claimed the rights to certain riparian land. On September 7, 1990, after trial, a judgment was entered, holding, among other things, (i) that the affirmative claims of BPI and BMC were barred, except that the finding of $22 million in damages for fraud could be used as a setoff against the Note and except as set forth in (iii) below, (ii) that recovery by Natland on the Note was deemed offset by the setoff referred to in (i) above, (iii) that BPI was entitled to approximately $.4 million plus pre-judgment interest thereon in the sum of approximately $.5 million, plus post-judgment interest thereon and
(iv) that Natland's Deed of Trust lien on the property was fully released and discharged.

On June 30, 1993, the Court of Appeals issued an opinion generally in favor of the Company and its subsidiaries. The Court of Appeals affirmed in part and reversed and remanded in part the judgment of the trial court. Specifically, the Court of Appeals (i) affirmed the dismissal by the trial court of the title claims brought by the State of Texas, (ii) reversed the finding by the trial court of $22 million of damages for fraud, which had been applied to offset the entire amount then owing on the Note, (iii) reversed the trial court's award of approximately $.4 million plus pre-judgment interest thereon in the amount of approximately $.5 million plus post-judgment interest and (iv) remanded the case for a new trial on one remaining title claim. All parties filed appeals with the Texas Supreme Court which subsequently declined to hear them. As a result, the appellate rights available to the parties have been exhausted, and the case has been remanded for a new trial on limited issues. A trial date has been tentatively set by the trial court for November 1995. The plaintiffs have again claimed they are entitled to rescission and other damages. The trial court has stated in a letter to counsel that the new trial will be on limited issues, although no order has yet been entered with respect to the causes to be retried. As of December 31, 1994, approximately $13.3 million in principal and $12.8 million in interest was due under the Note. The Company has reserved the entire amount owing under the Note and an additional $.9 million in its financial statements.

Detroit Coke Corporation v. NKK Chemical USA, Inc. On October 4, 1991, Detroit Coke Corporation ("Detroit Coke") filed a lawsuit against NKK Chemical USA, Inc. ("NKK Chemical") and the Company in the United States District Court for the Eastern District of Michigan, Southern Division. Plaintiff alleged that its damages exceeded $120 million. The cause of action arises out of a coal supply and coke purchasing arrangement entered into between Detroit Coke and NKK Chemical. In turn, NKK Chemical entered into agreements with Natcoal, Inc. ("Natcoal"), a wholly-owned subsidiary of the Company, to purchase and ship coal to Detroit Coke, which would convert it into coke to be sold to NKK Chemical and, in turn, by NKK Chemical to the Company's Great Lakes Division. Plaintiff claims, among other things, that certain coal blends supplied by the Company (allegedly acting through Natcoal) failed to meet blend specifications, allegedly causing environmental problems and damage to its ovens, all of which resulted in Detroit Coke having to shut down its facility. The Company filed an Answer and Affirmative Defenses. A Motion to Transfer the action to the United States District Court for the Western District of Pennsylvania was granted and the case was transferred on July 2, 1992. On or about October 9, 1992, plaintiff filed a First Amended Complaint adding a new defendant, Trans-Tech Corporation, as well as claiming an additional $1.4 million allegedly due for coke and coke oven gas supplied under the coke purchasing agreement between Detroit Coke and NKK Chemical. The Company denied all of plaintiff's allegations. More recently, on February 6, 1995, plaintiff filed a Second Amended Complaint asserting a new legal theory of recovery. Again, the Company has denied all allegations. The Company has been granted the opportunity to supplement its pending Motion for Summary Judgment to address plaintiff's new legal theory, and this supplemental pleading will be filed shortly. In an Answer to Interrogatories, plaintiff claimed damages as great as $160 million. Discovery has been completed and all parties have filed pretrial statements.
All defendants have filed Motions for Summary Judgment; however, no decisions have been rendered as to any Motions for Summary Judgment, with the exception that the Court has held that Trans-Tech Corporation should be dismissed as a defendant. This matter will not reach the trial stage before the summer of 1995.

Donner-Hanna Coke Joint Venture.   Hanna Furnace Corporation ("Hanna"), a
wholly-owned subsidiary of the Company, was a 50% participant, along with LTV Steel Company, Inc. ("LTV"), in the Donner-Hanna Coke Joint Venture ("Donner-Hanna") which ceased its coke making operations in 1982. LTV filed a petition in July 1986 with the United States Bankruptcy Court for the Southern District of New York for relief under Chapter 11 of the Bankruptcy Code, and, with the approval of the Bankruptcy Court, rejected the Donner-Hanna Coke Joint Venture Agreement. As a result of LTV's actions, Donner-Hanna has failed to make its annual minimum pension contributions to the trustee of its salaried and hourly pension plans (the "Plans") for each of the plan years 1985 through 1993 in the aggregate amount of approximately $7.9 million. The Company estimates the 1994 minimum contribution to be $.7 million, which also has not been made. The Company has fully reserved for these amounts at December 31, 1994. The total unfunded liability of the Plans was determined to be $15.5 million on May 20, 1993, for purposes of settling Hanna's bankruptcy claim against LTV. Since July 1991, the Pension Benefit Guaranty Corporation (the "PBGC") has funded the monthly pension benefits under the hourly pension plan. On August 13, 1993, the Internal Revenue Service assessed Hanna, as a general partner of Donner-Hanna, approximately $2.7 million for excise taxes (including interest through August 31, 1993) and penalties for plan years 1985 through 1991 arising from the failure to meet minimum funding standards for the Plans. In November 1993, Hanna contributed approximately $1.2 million to the salaried plan, representing proceeds from the sale of LTV stock received for Hanna's claim in the LTV bankruptcy proceeding. On December 30, 1993, the PBGC notified Hanna and the Pension Committee for the Plans that the PBGC was terminating the hourly plan retroactive to July 1, 1991, and was terminating the salaried plan as of December 31, 1993. In February 1994, the PBGC submitted a proposed Termination Agreement to the Company for review. The PBGC and the Pension Committee for the Plans did not reach agreement on the PBGC's proposed Termination Agreement, and, on July 8, 1994, the PBGC filed an application in the United States District Court for the Western District of New York to terminate Donner-Hanna's hourly pension plan retroactively to July 1, 1991 and the salaried plan retroactively to December 31, 1993. The Court has ordered that the Plans be terminated no later than the dates requested by the PBGC. Hanna has been granted leave to intervene in this proceeding for the purpose of contending that the Plans should be deemed to have been terminated as of an earlier date. Hanna is liable to the PBGC for the underfunding of the Plans. Depending upon the date the Plans are deemed to have been terminated, Hanna's liability is estimated to range from $12.3 million to $16.9 million. The Company has accrued the maximum amount in this range. There has been no funding in 1994 of either of the Plans. The PBGC has indicated that it may seek to hold the Company liable for the unfunded liability of the Plans. Although the Company believes that under applicable law Hanna is solely liable and the Company has valid defenses to any such action by the PBGC, the Company is unable to predict with certainty the final outcome of any such action by the PBGC. On January 4, 1995, Hanna and the Company tentatively agreed with the PBGC to a settlement of the PBGC's claim with respect to the Plans. The settlement provides that the Company will pay the PBGC $8.5 million in cash and will make a supplemental contribution to the Hanna Iron Ore Division Pension Plan of $4.5 million. Such supplemental contribution would not be utilized for the period through 1999 as a credit in the funding standard account for such plan. The proposed settlement is in full release of the Company and its subsidiaries and affiliates from any liability in connection with the Plans. The settlement is conditioned on a resolution satisfactory to Hanna and the Company of the IRS claims against Hanna for any excise tax liability and related penalties arising from the failure to meet minimum funding standards for the period through the date of termination.

USX Corporation v. National Steel Corporation.

In June of 1994, USX Corporation ("USX") sued the Company, three of its directors, six other individuals who became officers of the company on June 1, 1994 and NKK Corporation in Indiana State Court, alleging that the defendants misappropriated trade secrets and other confidential information of U.S. Steel's Gary Works, interfered with USX's relationship with its former employees, and engaged in corporate raiding and unfair trade practices involving USX's tin plate and automotive business with the intent to cause injury. The core of the claims is that the Company had hired five management employees and one former management employee of Gary Works who had signed confidentiality agreements while employees of USX. None of the six former USX employees had signed employment agreements or covenants not to compete. USX requested injunctive relief and unspecified monetary damages. Following a hearing on the request for the preliminary injunction, the Indiana trial court in June of 1994 denied USX's preliminary injunction request, holding that there had been no showing that any of the six former USX employees had misappropriated USX trade secrets or had engaged in any illegal conduct. USX's claims for a permanent injunction and monetary relief remain pending. No material developments have occurred in the litigation since the denial of the request for a preliminary injunction.

Management believes that the final disposition of the Baker's Port, Detroit Coke, Donner-Hanna Coke, and USX matters will not have a material adverse effect, either individually or in the aggregate, on the Company's financial condition or results of operations, but could have a material adverse effect on liquidity.

ENVIRONMENTAL MATTERS

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. Currently, an inactive site located at the Great Lakes Division facility is listed on the Michigan Environmental Response Act Site List, but remediation activity has not been required by the Michigan Department of Natural Resources ("MDNR"). In addition, the Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") in a number of off-site CERCLA or state superfund site proceedings. The more significant of these matters are described below. At several of these sites, any remediation costs incurred by the Company would be satisfied by FOX's $10 million prepayment, and any costs in excess of $10 million would constitute Weirton Liabilities or other environmental liabilities for which FOX has agreed to indemnify the Company.

Ilada Energy Company Site. The Company and certain other PRPs have performed a removal action pursuant to an order issued by the EPA under Section 106 of CERCLA at this waste oil/solvent reclamation site located in East Cape Girardeau, Illinois. The Company received a special notice of liability with respect to this site on December 21, 1988. The Company believes that there are approximately sixty-three PRPs identified at such site. Pursuant to an Administrative Order of Consent ("AOC"), the Company and other PRPs are currently performing a remedial investigation and feasibility study ("RI/FS") at this site to determine whether the residual levels of contamination of soil and groundwater remaining after the removal action pose any threat to either human health or the environment and therefore whether or not the site will require further remediation. During the RI/FS, a floating layer of material, which the Company believes to be aviation fuel, was discovered above the groundwater. The Company does not know the extent of this contamination. Furthermore, the Company believes that this material is not considered to be a hazardous substance as defined under CERCLA. To date, neither the Company nor the other PRPs have agreed to remediate or take any action with respect to this material. Due to legal and factual uncertainties remaining at this site, the Company is unable to estimate its ultimate potential liability. To date, the Company has paid approximately $2 million for work and oversight costs.

Buck Mine Complex. This is a proceeding involving a large site, called the Buck Mine Complex, two discrete portions of which were formerly owned or operated by a subsidiary of the Company. This subsidiary was subsequently merged into the Company. The Company received a notice of potential liability from the Michigan Department of Natural Resources ("MDNR") with respect to this site on June 24, 1992. The Company's subsidiary had conducted mining operations at only one of these two parcels and had leased the other parcel to a mining company for numerous years. The MDNR alleges that this site discharged and continues to discharge heavy metals into the environment, including the Iron River. Because the Company and approximately eight other PRPs have declined to undertake a RI/FS, the MDNR has advised the Company that it will undertake the investigation at this site and charge the costs thereof to those parties ultimately held responsible for the cleanup. The Company has received advice from various sources that the cost of the RI/FS and the remediation at this site will be in the range of $250,000 to $400,000, which cost will be allocated among the parties ultimately held responsible. The Company does not have complete information regarding the relationship of the other PRPs to the site, does not know the extent of the contamination or of any cleanup that may be required and, consequently, is unable to estimate its potential liability, if any, in connection with this site.

Port of Monroe Site. In February 1992, the Company received a notice of potential liability from the MDNR as a generator of waste materials at this landfill. The Company believes that there are approximately 80 other PRPs identified at this site. The Company's records indicate that it sent some material to the landfill. A draft RI/FS for remediation work has been prepared by the owner/operator PRPs and submitted to the MDNR for its approval. The cost of this RI/FS was approximately $280,000. In March 1994, the MDNR demanded reimbursement from the PRPs for its past and future response costs. The MDNR has since agreed to accept $500,000 as reimbursement for its past response costs incurred through October 1993. This settlement has been embodied in a consent decree. The owner/operators of this site and certain of the generator/transporter PRPs (including the Company) have reached an agreement regarding an interim allocation that will generate sufficient funds to satisfy the PRPs' obligations under the above-described settlement with the MDNR. The Company's share under this interim allocation is approximately $50,000, which amount has been paid to the State. The owner/operator PRPs have advised the Company orally that the overall cost of the remedy for the site is expected to be less than $10 million. However, the Company does not yet have sufficient information regarding the nature and extent of contamination at the site and the nature and extent of the wastes that the other PRPs have sent to the site to determine whether the $10 million estimate is accurate. Based on currently available information, the Company believes that its proportionate share of the ultimate liability at this site will be no more than 10% of the total costs and has accrued for this exposure.

Hamtramck Site. In January 1993, the City of Hamtramck filed a complaint against the Sherwin-Williams Company and six other defendants seeking contribution of costs incurred in connection with the remediation of certain property located in Hamtramck, Michigan. In February 1993, the Sherwin-Williams Company filed a third party complaint against the Company and seven other third party defendants seeking contribution in connection with the site. The complaint alleges that the Company's Great Lakes Division engaged a third party waste oil hauler and processor that operated a tank farm at the site to haul and/or treat some of the Division's waste oil. The Company entered into an agreement with the City of Hamtramck in 1983 pursuant to which the Company, without admitting liability, contributed to the funding of the cleanup of the tank farm, in return for which the City agreed to indemnify the Company for any releases. The Company has notified the City of this proceeding, and the City has agreed to defend and indemnify the Company in this matter. On June 8, 1994, a judicially-mandated mediation hearing took place for purposes of allocating costs incurred as of the date of the mediation hearing. The mediation panel issued a non-binding decision that the Company's apportioned liability for all response costs incurred as of June 8, 1994 in connection with this site is zero. The Company believes that it is not likely to have any liability for past or future response costs with respect to this site, and further believes that if any liability for such costs is ultimately assessed against the Company, it will be paid for by the City of Hamtramck.

Martha C. Rose Chemicals Superfund Site. This proceeding involves a former PCB storage, processing and treatment facility located in Holden, Missouri. The Company received an initial request for information with respect to this site on December 2, 1986. The Company believes that there are over 700 PRPs identified at this site. The Company believes that it sent only one empty PCB transformer there. In July 1988, the Company entered into a Consent Party Agreement with the other PRPs and paid $48,134 in connection with the remediation of such site. A record of decision selecting the final remedial action and an order pursuant to Section 106 of CERCLA requiring certain PRPs, not including the Company, to implement the final remedy have been issued by the EPA. Completion of construction of the remedy is scheduled for early 1995. To date, the PRP steering committee has raised approximately $35 million to pay for past removal actions, the remedial investigation and feasibility study and the final remedial action. The remediation project manager for the PRP group has advised that the final cost of the remedy will be less than $35 million.

Springfield Township Site. This is a proceeding involving a disposal site located in Springfield Township, Davisburg, Michigan in which approximately twenty-two PRPs have been identified. The Company received a general notice of liability with respect to this site on January 23, 1990. The Company and eleven other PRPs have entered into AOCs with the EPA for the performance of partial removal actions at such site and reimbursement of past response costs to the EPA. The Company's share of costs under the AOCs was $48,000. The PRPs are currently negotiating with the EPA regarding the final remedial action at such site. The EPA and the PRP steering committee have estimated the cost to implement the final remedy at approximately $33 million and $20 million, respectively, depending upon the final remedy. The Company is currently negotiating with the other PRPs with respect to its share of such cost and has offered to pay $175,000 in connection with the final remedy. On November 10, 1993, the EPA issued a unilateral order pursuant to Section 106 of CERCLA requiring the PRP steering committee to implement the groundwater portion of the final remedy. The members of the PRP steering committee have entered into an agreement among themselves for the implementation of this unilateral order. Subject to a final determination by the EPA as to what must be included, a preliminary estimate by the PRP steering committee of the cost of such work is approximately $300,000. Additionally, in response to a demand letter from the MDNR, the PRP steering committee and the MDNR have negotiated an AOC pursuant to which the MDNR will be reimbursed approximately $700,000 for its past response costs incurred through July 1993. The Company has paid its share of this settlement amount, which was approximately $11,000. The Company has recorded its overall estimated liability for this matter, which totals approximately $175,000.

Rasmussen Site. The Company and nine other PRPs have entered into a Consent Decree with the EPA in connection with this disposal site located in Livingston, Michigan. The Company received a general notice of liability with respect to this site on September 27, 1988. The Company believes that there are approximately twenty-three PRPs at this site. A record of decision selecting the final remedial action for this site was issued by the EPA in March 1991.
The PRP steering committee has revised its estimate of site remediation costs upward from approximately $18.5 million to $19.7 million. Pursuant to a participation agreement among the PRPs, the Company's share of such costs is approximately $444,000, which has been accrued by the Company. To date, the Company has paid approximately $244,000, and $200,000 remains to be paid.

Berlin and Farro Liquid Incineration Site. The Company has been identified as a generator of small amounts of hazardous materials allegedly deposited at this industrial waste facility located in Swartz Creek, Michigan. The Company received an initial request for information with respect to this site on September 19, 1983. The Company believes that there are approximately 125 PRPs at this site. A record of decision selecting the final remedial action for this site was issued by the EPA in September 1991. The EPA and the PRP steering committee have estimated the cost of the selected remedy at approximately $8 million and $10.5 million, respectively. A third-party complaint has been filed against the Company by three PRPs for recovery of the EPA's past and future response costs. The Company has entered into a consent decree with the EPA, which was lodged with the court on February 25, 1994. Pursuant to such consent decree the Company's share of liability for past and future response costs and natural resource damages is $105,000, which amount has been paid. The terms of the consent decree provide that settling defendants who are plaintiffs in the above-referenced cost recovery action will execute and file a dismissal with prejudice as to their claims against the "de minimis" settling defendants, including the Company. In addition, the MDNR has demanded that the Company reimburse the State for its past response costs incurred at this site. In July 1993, the MDNR offered and the Company accepted a "de minimis" buyout settlement of the State's claims for approximately $1,500, which amount has been paid.

Iron River (Dober Mine) Site. On July 15, 1994, the State of Michigan served M.A. Hanna Company ("M.A. Hanna") with a complaint seeking response costs in the amount of approximately $365,000, natural resource damages in the amount of approximately $2 million and implementation of additional response activities related to an alleged discharge to the Iron and Brule Rivers of acid mine drainage. M.A. Hanna operated the Dober Mine pursuant to a management agreement with the Company. M.A. Hanna has requested that the Company defend and indemnify it, and the Company has undertaken the defense of the State's claim. The Company, however, reserved the right to terminate such defense. The Company filed on behalf of M.A. Hanna an answer to the complaint denying liability at this site. On September 21, 1994 and November 9, 1994, respectively, the Company filed a third party complaint and an amended third party complaint naming a total of seven additional defendants. Additionally, on November 15, 1994, the Company negotiated a case management order with the State pursuant to which the court must rule on liability issues prior to addressing other aspects of the case. That order also stays the third party actions pending the court's decision regarding the liability issues. The Company has accrued $365,000, the amount of the claimed response costs, for this matter. However, the Company is unable to estimate its ultimate potential liability, if any, at this site because the Company believes there are numerous legal issues relating to whether M.A. Hanna is responsible for the alleged discharge, as well as uncertainties concerning the nature and extent of the contamination at this site, the validity of the State's natural resource damage and additional claims, the involvement of other PRPs and the nature of the remedy to be implemented.

Conservation Chemical Company Site. In a General Notice of Potential Liability letter dated September 28, 1994, the EPA advised that it has information that the Company's Midwest Division is a PRP with respect to the Conservation Chemical Company site located in Gary, Indiana. The letter further advised that EPA plans to implement a removal action at the site. Attached to the General Notice Letter was a list of the PRPs which received the letter. That list consists of 225 entities. On November 10, 1994, a meeting was held at which the EPA provided the PRPs with information concerning the proposed removal action. At that meeting, the EPA advised that its estimate of the cost of this removal action would be in the range of $6 to $10 million (this estimate does not include the cost of groundwater remediation, if any is determined to be necessary). Additionally, the EPA advised that it had incurred response and oversight cost of approximately $2.8 million through August 1994. Based upon preliminary information, it appears that PRPs who sent less than 300,000 gallons of material to the site would be considered "de minimis." Because the Company's Midwest Division sent approximately 10,000 gallons of material to this site, it is likely that the Company will qualify for participation in the "de minimis" group. Although the EPA advised that it hoped to have an AOC in place by February 1995 pursuant to which the PRPs will perform the removal action, the Company has received no further information from EPA regarding this AOC.

Waste, Inc. Site. On December 30, 1994, the EPA notified the Company's Midwest Division that it was a PRP with respect to a site located in Michigan City, Indiana known as the Waste, Inc. Landfill Site. The EPA has informed the Company that there are approximately 25 non-"de minimis" PRPs, as well as approximately 200 "de minimis" PRPs at this site. The EPA has further informed the Company that it may have only contributed a small amount of waste to the site and that the Company may be a "de minimis" PRP. The EPA has estimated the cost of the remedy to be between $16 and $16.5 million. The Company does not have complete information regarding the relationship of the other PRPs to the site or the quantity and nature of waste contributed by the PRPs to the site and, consequently, is unable to estimate its potential liability, if any, in connection with this site.

FOX Sites.

Remediation costs incurred by the Company at the following sites constitute Weirton Liabilities or other environmental liabilities for which FOX has agreed to indemnify the Company: The Swissvale Site, Swissvale, Pennsylvania; Buckeye Site, Bridgeport, Ohio; Lowry Landfill Site, Aurora, Colorado; and Weirton Steel Corporation Site, Weirton, West Virginia. The Company was notified of potential liability with respect to each of these sites as follows: the Swissvale Site -- February 1985; Buckeye Site -- September 1991; Lowry Landfill Site -- December 1990; and Weirton Steel Corporation Site -- January 1993. In accordance with the terms of an agreement between the Company and FOX, in January 1994, FOX paid the Company $10.0 million as an unrestricted prepayment for environmental obligations which may arise after such prepayment and for which FOX has previously agreed to indemnify the Company. Since FOX retains responsibility to indemnify the Company for any remaining environmental liabilities arising before such prepayment or arising after such prepayment and in excess of $10.0 million, these environmental liabilities are not expected to have a material adverse effect on the Company's liquidity. However, the failure of FOX to satisfy any such indemnity obligations could have a material adverse effect on the Company's liquidity. The Company's ability to fully realize the benefits of FOX's indemnification obligation is necessarily dependent upon FOX's financial condition at the time of the resolution of any claim with respect to such obligations. FOX is subject to the informational requirements of the Exchange Act and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.

Lowry Landfill Site. The Company, Earth Sciences, Inc. and Southwire Company are general partners in the Alumet Partnership ("Alumet"), which has been identified by the EPA as one of approximately 260 PRPs at the Lowry Landfill Superfund Site. Alumet has presented information to the EPA in support of its position that the material it sent to this site is not a hazardous substance.
To date, however, the EPA has rejected this position, and on November 15, 1993, Alumet received a demand letter from the EPA requesting approximately $15.3 million for its past response costs incurred as of the date of the letter. The Company believes that the same demand letter was sent to all PRPs that sent over 300,000 gallons of waste to the site. The owners and operators of the Lowry Landfill -- the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. -- are performing the remediation activities at the site. The City and County of Denver (the "Plaintiffs") in December 1991 filed a complaint against 40 of the PRPs seeking reimbursement for past and future response costs incurred by the Plaintiffs at the Lowry Landfill site. Subsequently, the Plaintiffs reached a confidential settlement agreement with Earth Sciences, Inc. and unsuccessfully attempted to add Alumet as a third-party defendant. In June 1993, Alumet received a settlement demand from the owners and operators of the Lowry Landfill for response costs associated with Alumet's wastes that were not covered by the earlier confidential settlement agreement with Earth Sciences, Inc. On May 11, 1994, the EPA issued a Special Notice Letter to Alumet alleging that Alumet is a PRP under CERCLA for cleanup of the Lowry Landfill Site and demanding payment of the EPA's past and future response costs. The City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management have filed a complaint against multiple entities, including Alumet, FOX, the Company and Southwire. The complaint alleges that Alumet, FOX, Southwire and the Company are liable under CERCLA for the costs of cleaning up the Lowry Landfill Site. On November 22, 1994, Alumet received a unilateral administrative order (the "Order") from the EPA directing recipients of the Order to perform the remedial design and remedial action at the Lowry Landfill. The Company has until April 11, 1995 to respond to the Order. EPA has determined that Alumet's percentage of the total volumetric contribution attributed to the 27 generator respondents listed on the Order is 4.33%. Sitewide past costs are currently $48,300,000 and sitewide remedy costs are estimated to be $93,848,000. Alumet has received and is considering a comprehensive and confidential settlement proposal from EPA. The Company believes that its liability associated with this site will be covered by the FOX $10.0 million prepayment and indemnity obligations.

Buckeye Site. In connection with the Buckeye Site, the Company and thirteen other PRPs have entered into a consent order with the EPA to perform a remedial design. The Company's allocated share for the remedial design, as established by a participation agreement for the remedial design executed by the PRPs, is 4.63% for the first $1.6 million and 5.05% thereafter. The EPA and the PRP steering committee have estimated the cost for the remedial design to be approximately $3 million. The EPA and the PRP steering committee have estimated the total cost for remediation activities at this site at approximately $35 million. The PRPs are currently negotiating with the EPA to reduce the scope of the remediation activities at the site and, therefore, the ultimate cost of remediation at this site is not estimable. Additionally, the Company and the other thirteen PRPs are discussing an additional participation agreement and allocation governing the costs of the final remedial action and are continuing to identify other PRPs. The Company believes that its share of the final remedial action costs will not exceed 5.05%. On March 30, 1994, the Company was served with a complaint filed by Consolidation Coal Company, a former owner and operator of the site. Among other claims, the complaint seeks participation from the Federal Abandoned Mine Reclamation Fund, joinder of certain public entities, one of which delivered waste to the site, and damages and indemnity from current owners of the site. One count of the complaint names the Company and nine other industrial PRPs and seeks a determination of the allocation of responsibility among the alleged industrial generators involved with the site. The Company has filed an answer to the complaint and intends to defend all claims against it. Because this litigation is in the early stages, the Company is unable to estimate what liability, if any, it may have to the plaintiff.

Weirton Site. In January 1993, the Company was notified that the West Virginia Division of Environmental Protection (the "WVDEP") had conducted an investigation at a site in Weirton, West Virginia which was formerly owned by the Company's Weirton Steel Division and is currently owned by Weirton Steel Corporation. The WVDEP alleged that samples taken from four groundwater monitoring wells located at this site contained elevated levels of contamination. Weirton Steel Corporation has agreed to cooperate with the WVDEP with respect to conducting a ground water monitoring program at the site. Because there has been no activity on this matter since the samples were taken, the Company does not have sufficient information to estimate its potential liability, if any, at this site.

Swissvale Site. The Company has been named as a third-party defendant in a governmental action for reimbursement of the EPA's response costs in connection with the Swissvale Site. The Company understands that on December 2, 1993, the EPA and the original defendants reached a tentative settlement agreement regarding the EPA's cost recovery claim for $4.5 million. Pursuant to that tentative settlement agreement, the original defendants will pay a total of $1.5 million. The original defendants have requested that the eighteen third-party defendants, including the Company, pay a total of $375,000. The Company has made a settlement offer and believes that its share should be less than $20,000.

Other.

The Company and its subsidiaries have been conducting steel manufacturing and related operations at numerous locations, including their present facilities, for over sixty years. Although the Company believes that it has utilized operating practices that were standard in the industry at the time, hazardous materials may have been released on or under these currently or previously-owned sites. Consequently, the Company potentially may also be required to remediate contamination at some of these sites. The Company does not have sufficient information to estimate its potential liability in connection with any potential future remediation. However, based on its past experience and the nature of environmental remediation proceedings, the Company believes that if any such remediation is required, it will occur over an extended period of time. In addition, the Company believes that many of these sites may also be subject to indemnities by FOX to the Company.

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

Wayne County Air Pollution Control Department Proceeding. Since 1992, the Wayne County Air Pollution Control Department (the "WCAPCD") has issued approximately 90 notices of violation to the Company in connection with alleged exceedances of particulate emissions standards covering various process and fugitive emissions sources. The Company and the WCAPCD have agreed to a settlement of these notices of violation whereby the Company would pay a $227,250 penalty and implement an environmental credit program valued at $227,250. Settlement documentation is currently being negotiated.

Great Lakes Division Outfalls Proceedings. In connection with certain outfalls located at the Great Lakes Division facility, including the outfall at the 80-inch hot strip mill, the U.S. Coast Guard (the "USCG") issued certain penalty assessments in 1992 and 1993. All of these assessments have been settled. Additionally, the USCG issued five penalty assessments in 1994. The Company has settled three of these assessments for $21,500. Of the remaining assessments, the Company plans to settle one for $3,000. The Company will submit information to the USCG regarding the other assessment in an attempt to persuade the USCG to reduce the amount of the penalty from $10,000 to $5,000. The MDNR, in April 1992, also notified the Company of a potential enforcement action alleging approximately 63 exceedances of limitations at the outfall at the 80-inch hot strip mill. The Company requested the MDNR to provide more information concerning these exceedances. In April 1993, the MDNR identified the dates of the alleged exceedances, but no further action has taken place. Additionally, in July 1994, the MDNR requested that the Company submit a comprehensive plan for addressing oil discharges from the 80-inch hot strip mill. The Company submitted the proposed plan, which includes installation of certain control systems and changes to operational procedures, in August 1994. By letter dated December 9, 1994, the MDNR identified two alternative settlement options. One option would require the Company to make an immediate commitment to install additional control systems at a cost of approximately $13 million. The second option involves reaching an agreement pursuant to which the effectiveness of the comprehensive plan (scheduled to be completely implemented by February 1995) would be evaluated over a one year period. Furthermore, under the second option, the Company would be required to make a commitment to install additional control systems in the future in the event the actions taken under the comprehensive plan do not adequately address the oil discharges. The Company has proposed to the MDNR that it will proceed with the preliminary engineering stage of the first option, while the effectiveness of the comprehensive plan is evaluated. In the event the comprehensive plan does not adequately address the oil discharges, the Company will proceed to fully implement the first option.

Detroit Water and Sewage Department Proceeding. The coke oven by-products plant at the Great Lakes Division currently discharges wastewater to the Detroit Water and Sewerage Department ("DWSD") treatment facility pursuant to a permit issued by the DWSD. The DWSD treats the Company's wastewater along with large volumes of wastewater from other sources and discharges such treated wastewaters to the Detroit River. The Company has appealed the total cyanide limit in the permit and has requested that the DWSD issue to the Company a variance from the cyanide limit. The DWSD denied the Company's request for a variance in April 1994, and the Company subsequently filed a timely petition for reconsideration. The Company and the DWSD are currently involved in technical discussions regarding the cyanide limit. In the event that the DWSD denies the Company any relief from the challenged cyanide limit, the Company likely will be required to install its own treatment facility at an estimated cost of approximately $8 million.

In connection with certain of these proceedings, the Company has only commenced investigation or otherwise does not have sufficient information to estimate its potential liability, if any. Although the outcomes of the proceedings described above or any fines or penalties that may be assessed in any such proceedings, to the extent that they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that any such outcomes, fines or penalties, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company's accrued environmental liabilities at December 31, 1994 and 1993 were $17.1 million and $11.7 million, respectively. Additionally, the Company has recorded a $10 million liability to offset the $10 million prepayment received by FOX in January 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Class B Common stock is listed on the New York Stock Exchange (the "NYSE") and traded under the symbol "NS." The following table sets forth for the periods indicated the high and low sales prices of the Class B Common Stock as reported on the NYSE Composite Tape. Prior to March 30, 1993, the Company did not have any publicly traded shares.

                                      SALE PRICE
                                   ----------------
                                    HIGH      LOW
                                   -------  -------
   Year Ended December 31, 1994
      First Quarter                $17      $11 1/2
      Second Quarter                16 1/2   11 3/4
      Third Quarter                 22 7/8   15 3/8
      Fourth Quarter                20 1/4   13

   Year Ended December 31, 1993
      First Quarter                 15 3/8   14
      Second Quarter                20 3/8   14
      Third Quarter                 20 5/8   10 7/8
      Fourth Quarter                13 3/8   10 3/8

As of December 31, 1994, there were approximately 103 registered holders of Class B Common Stock. (See Note B - Capital Structure and Primary Offering of Class B Common Stock.) The Company has not paid dividends on its Common Stock since 1984, with the exception of an aggregate dividend payment of $6.7 million in 1989. The Company is currently prohibited from paying cash dividends on its Common Stock, including the Class B Common Stock, by covenants contained in certain of the Company's financing arrangements. In the event the payment of dividends is not prohibited in the future by such covenants, the decision whether to pay dividends on the Common Stock will be determined by the Board of Directors in light of the Company's earnings, cash flows, financial condition, business prospects and other relevant factors. Holders of Class A Common Stock and Class B Common Stock will be entitled to share ratably, as a single class, in any dividends paid on the Common Stock. In addition, dividends with respect to the Common Stock are subject to the prior payment of cumulative dividends on any outstanding series of Preferred Stock, including the Series A Preferred Stock and Series B Preferred Stock, and must be matched by an equal payment into the VEBA Trust, until the asset value of the VEBA Trust exceeds $100 million, under the terms of the 1993 Settlement Agreement.

ITEM 6.  SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION
            (dollars in millions, except per share and per ton data)

                                                              YEAR ENDED DECEMBER 31
                                                  -----------------------------------------------
                                                    1994      1993      1992      1991     1990
                                                  --------  --------  --------  --------  -------
STATEMENT OF OPERATIONS DATA:
Net sales                                          $2,700    $2,419    $2,373    $2,330    $2,508
Cost of products sold                               2,354     2,254     2,107     2,103     2,203
Depreciation, depletion and amortization              142       137       115       117       117
                                                   ------    ------    ------    ------    ------
Gross profit                                          204        27       152       110       188
Selling, general and administrative                   138       137       133       139       145
Unusual charges (credits)                            (136)      111        37       111        --
Income (loss) from operations                         208      (218)      (12)     (131)       57
Financing costs (net)                                  56        62        62        59        31
Income (loss) before income taxes,
 extraordinary items and cumulative
   effect of accounting changes                       152      (280)      (75)     (189)       26
Extraordinary credit (charge)                          --        --       (50)       --         3
Cumulative effect of accounting changes                --       (16)       76        --        --
Net income (loss) applicable to Common Stock          157      (272)      (66)     (207)       13
Per share data applicable to Common Stock:
 Income (loss) before extraordinary items
   and cumulative effect of accounting changes       4.33     (7.55)    (3.61)    (8.11)      .32
 Net income (loss)                                   4.33     (8.04)    (2.58)    (8.11)      .43
 Cash dividends paid                                   --        --        --        --        --

                                                              YEAR ENDED DECEMBER 31
                                                  -----------------------------------------------
                                                    1994      1993      1992      1991     1990
                                                  --------  --------  --------  --------  -------
Cash and cash equivalents                             162         5        55        64       165
Working capital                                       225        27        74       120       256
Net property, plant and equipment                   1,394     1,399     1,395     1,249     1,225
Total assets                                        2,499     2,304     2,189     1,986     2,105
Long term obligations and related party
 indebtedness due within one year                      36        28        33        32        39
Long term obligations and related
 party indebtedness                                   671       674       662       486       434
Redeemable Preferred Stock - Series B                  67        68       138       141       145
Stockholders' equity                                  354       190       327       393       599

                                                              YEAR ENDED DECEMBER 31
                                                  -----------------------------------------------
                                                    1994      1993      1992      1991     1990
                                                  --------  --------  --------  --------  -------
OTHER DATA
Shipments (net tons, in thousands)                  5,208     5,005     4,974     4,906     4,876
Raw steel production (net tons, in thousands)       5,763     5,551     5,380     5,247     5,735
Effective capacity utilization                       96.1%    100.0%    100.5%     92.5%     97.6%
Continuously cast percentage                        100.0%    100.0%    100.0%     99.8%     85.4%
Manhours per net ton shipped                         3.68      3.96      4.03      4.27      4.63
Number of employees (year end)                      9,711    10,069    10,299    11,176    11,717
Capital investments                               $   138   $   161   $   284   $   178   $   286
Operating profit (loss) per net ton shipped
 excluding unusual items                          $    14   $   (21)  $     5   $    (4)  $    12
Total debt and redeemable preferred stock
 as a percent of total capitalization                68.6%     80.2%     71.8%     62.6%     50.8%
Common shares outstanding at year end
 (in thousands)                                    36,376    36,361    25,500    25,500    29,750

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Change in Senior Management

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

Primary Offering Of Class B Common Stock

On February 1, 1995, the Company completed a primary offering of 6,900,000 shares of Class B Common Stock, bringing the total number of shares of Class B Common Stock issued and outstanding to 21,176,156. The issuance of this stock generated net proceeds of approximately $105 million, a substantial portion of which will be used for debt reduction. Subsequent to the offering, NKK, through its ownership of all 22,100,000 issued and outstanding shares of Class A Common Stock, holds 67.6% of the combined voting power of the Company. The remaining 32.4% of the combined voting power is held by the public.


RESULTS OF OPERATIONS - COMPARISON OF THE YEARS ENDED DECEMBER 31, 1994 AND 1993

Net Sales

Net sales for 1994 totaled $2.70 billion, an 11.6% increase when compared to 1993. This increase was attributable to both an increase in volume and realized selling prices, as well as an improvement in product mix to higher margin coated products from lower margin secondary products. Steel shipments for 1994 were a record 5,208,000 tons, a 4.1% increase compared to the 5,005,000 tons shipped during 1993. Raw steel production was 5,763,000 tons, a 3.8% increase compared to the 5,551,000 tons produced during 1993.

Cost of Products Sold

Cost of products sold as a percentage of net sales decreased to 87.2% in 1994 from 93.2% in 1993. This decrease is primarily the result of improvements in realized selling prices, product mix and performance yields, as well as a reduction in product costs.

Unusual Items

During 1994, the Company recorded a net unusual credit aggregating $135.9 million as discussed below.

Reduction in Workforce - During the fourth quarter of 1994, the Company finalized and implemented a plan to reduce the salaried non-represented workforce by approximately 400 employees. Accordingly, an unusual charge of $34.2 million, $25.6 million net of tax, was recorded at December 31, 1994.
This charge and the amount reserved at December 31, 1994 was comprised of: retiree health care benefits ("OPEB") $22.0 million, severance $10.9 million, a pension credit of $1.8 million and other charges totalling $3.1 million. The severance and other charges will require the utilization of cash within the next twelve months, whereas the net OPEB and pension charge will require the utilization of cash over the retirement lives of the affected employees. The Company expects to record an additional charge of approximately $5.0 million during the first quarter of 1995 related to this matter.

Temporary Idling of National Steel Pellet Company - NSPC was temporarily idled in October 1993, following a strike by the USWA on August 1, 1993, and the subsequent decision to satisfy the Company's iron ore pellet requirements from external sources. At December 31, 1993, it was the previous management's intention to externally satisfy its iron ore pellet requirements for a period of at least three years, which would have caused NSPC to remain idle for that period. The magnitude of the expenses associated with the idling of NSPC were such that the reopening of the facility in the near future was not anticipated by the previous management. In the absence of specific accounting guidance related to the idling, the Company determined that, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"), a contingent liability of $108.6 million related to the idle period had been incurred, which was recorded as an unusual charge during the fourth quarter of 1993. This charge and the amount reserved at December 31, 1993 were primarily comprised of employee benefits such as pensions and OPEBs, which totaled $68.6 million, along with $40.0 million of expenses directly related to the idling of the facility. The $40.0 million idle reserve was comprised of salary and benefits ($17.4 million), utilities ($5.2 million), noncancelable leases ($3.3 million), production taxes ($7.3 million), supplies ($3.2 million) and other miscellaneous expenses related to the idling ($3.6 million). Substantially all components of the $108.6 million reserve were expected to require the future utilization of cash. Minnesota law requires that an idled facility be maintained in a "hot idled" mode for a period of one year, which significantly increased the cost to idle NSPC. None of the $108.6 million reserve, including the $40.0 million related to the idle period, related to the current or future procurement of iron ore pellets from outside sources in the marketplace.

In June 1994, in an effort to reduce delivered iron ore pellet costs and improve pellet mix, as well as to strengthen the cooperative partnership approach to labor relations, management considered the feasibility of reopening the NSPC facility. They determined that if a total reduction of $4 per gross ton in delivered pellet costs from pre-strike costs could be achieved, NSPC could be reopened on a cost effective basis. After a series of negotiations, the NSPC Labor Agreement was reached. The NSPC Labor Agreement led to negotiations with other stakeholders such as public utilities, transportation companies, property owners and suppliers and resulted in the achievement of the requisite $4 per gross ton savings in delivered pellet costs and the reopening of the facility in August 1994. During the third quarter of 1994, the Company recorded start-up expenses of $4.4 million and $2.1 million of expenses related to the NSPC Labor Agreement. These expenses were directly related to the reopening of NSPC and were charged to cost of products sold. Based upon NSPC's estimated production of 5 million tons of pellets per year, this will result in a savings of $20 million annually compared to the Company's pre-strike costs.

The reopening of NSPC necessitated a reevaluation of the unexpended portion of the $108.6 million reserve recorded during 1993 related to the idling of the facility. As 179 employees had accepted a one month pension window offered by NSPC during the third quarter of 1994, the Company was able to finalize the accounting for the charges related to pensions and OPEB's. Accordingly, approximately $39.3 million of the $68.6 million unusual charge related to employee benefits was reversed during the third quarter of 1994. The remaining employee benefit reserve of $29.3 million at December 31, 1994 relates to the cost of the aforementioned early retirement window, which will be paid over the remaining lives of the retirees.

As discussed in further detail below, approximately $20.2 million of the $40.0 million idle reserve had been expended in 1994 during the eight month idle period. Upon the reopening of NSPC, the remaining balance of $19.8 million was reversed, bringing the $40.0 million idle reserve balance to zero at December 31, 1994.

The following represents the components of the $108.6 million reserve recorded at December 31, 1993, the cash utilizations during the idle period, the adjustments to the reserve upon the reopening of NSPC and the balance at December 31, 1994:

                                  DECEMBER 31,                                   DECEMBER 31,
                                      1993      UTILIZATIONS(1)  ADJUSTMENTS(2)     1994(3)
                                  ------------  ---------------  --------------  ------------
                                                      (DOLLARS IN THOUSANDS)
   Salary and Benefits                $ 17,444      $ (6,411)       $(11,033)         $    --
   Utilities                             5,170        (3,161)         (2,009)              --
   Leases                                3,300        (1,690)         (1,610)              --
   Production taxes                      7,296        (7,296)             --               --
   Supplies                              3,200          (775)         (2,425)              --
   Other                                 3,590          (820)         (2,770)              --
                                      --------      --------        --------     ------------
     Total Idle Reserve                 40,000       (20,153)        (19,847)              --
                                      --------      --------        --------     ------------
   Special Pension Termination          31,893            --         (13,297)          18,596
   OPEB Curtailment                     36,697            --         (25,957)          10,740
                                      --------      --------        --------     ------------
      Total                           $108,590      $(20,153)       $(59,101)         $29,336
                                      ========      ========        ========     ============

(1) All utilizations required the use of cash except for a total of $1.2 million related to Salary and Benefits and Other.

(2) All adjustments were directly related to the reopening of NSPC.

(3) Balances remaining for Special Pension Termination charges and OPEB Curtailment charges are carried in the accrued liabilities for pensions and OPEB's, respectively, and are related to an early retirement window offered by NSPC in August 1994.


As mentioned previously, the Company followed the guidance provided by SFAS 5 in accounting for the idling of NSPC. During August 1994, the Emerging Issues Task Force (the "EITF") issued EITF 94-3 regarding accounting for restructuring charges. Additionally, in November 1994 and January 1995, the EITF expressed its conclusions regarding when a company should recognize a liability for costs, other than employee termination benefits, that are directly associated with a plan to exit an activity. Certain of the costs reflected above may not have been accruable under the EITF's most recent decisions.

B&LE Litigation - On January 24, 1994, the United States Supreme Court denied the Bessemer & Lake Erie Railroad's (the "B&LE") petition to hear the appeal in the Iron Ore Antitrust Litigation, thus sustaining the judgment in favor of the Company against the B&LE. On February 11, 1994, in satisfaction of this judgment, the Company received approximately $111.0 million, including interest, which was recognized as an unusual gain. The Company did not recognize any income taxes associated with these proceeds, other than alternative minimum taxes of $3.1 million, as regular federal income tax expense was offset by the utilization of previously reserved tax assets. The Company utilized a portion of the proceeds from this judgment to repurchase $40.6 million aggregate principal amount of its outstanding 8.375% First Mortgage Bonds. Pursuant to the 1993 Settlement Agreement, approximately $11 million of the proceeds was deposited into the VEBA Trust established to prefund OPEB's for represented employees.

Income Taxes

During 1994, the Company recognized income tax credits of $29.8 million based upon future projections of income. These credits were offset by $3.1 million in alternative minimum tax expense related to the receipt of the B&LE proceeds and a $10.0 million deferred tax charge reflecting the reversal of a portion of the tax benefit recorded in 1993 related to the temporary idling of NSPC, resulting in a net income tax credit of $16.7 million for the year ended December 31, 1994.

Comparability of Earnings Per Share

While the Company has chosen to amortize its transition obligation under Statement of Financial Accounting Standards, No. 106, "Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106 or OPEB") over twenty years, most of the Company's competitors have chosen to immediately recognize their respective SFAS 106 transition obligations. As a result, any earnings per share ("EPS") comparison between the Company and these competitors should be adjusted for the per share adverse impact of this amortization. The Company's after tax EPS was negatively impacted by $.45 and $.51 for 1994 and 1993, respectively.

Discount Rate Assumptions

As a result of an increase in long term interest rates in the United States, at December 31, 1994, the Company increased the discount rate used to calculate the actuarial present value of its accumulated benefit obligation for OPEB and pensions by 100 basis points and 125 basis points, respectively, to 8.75%, from the rates used at December 31, 1993. The effect of these changes did not impact 1994 expense. However, the increase in the discount rate used to calculate the pension obligation decreased the minimum pension liability recorded on the Company's balance sheet from $134.7 million at December 31, 1993 to $76.7 million at December 31, 1994 and substantially eliminated the $5.9 million charge to stockholder's equity recorded at the end of 1993.

Adoption of SFAS 119

In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119"). At December 31, 1994, the Company does not have any derivative financial instruments, therefore; the provisions of SFAS 119 do not have any financial impact.

RESULTS OF OPERATIONS - COMPARISON OF THE YEARS ENDED DECEMBER 31, 1993 AND 1992


Net Sales

Net sales for 1993 increased by 1.9% to $2.42 billion, due primarily to increases in volume and realized selling prices, coupled with a favorable shift in product mix. Steel shipments in 1993 were 5,005,000 tons, a slight increase from 4,974,000 tons in 1992. Raw steel production increased to 5,551,000 tons, a 3.2% increase from the 5,380,000 tons produced in 1992.

Cost of Products Sold

Cost of products sold as a percentage of net sales increased from 88.8% in 1992 to 93.2% in 1993. Cost of products sold increased approximately $147 million primarily as the result of significant operating problems, including an explosion and fire at the Company's electrolytic galvanizing line, difficulties in achieving on-time deliveries for ultra-low carbon steel as a result of a rapid increase in demand which led to operating inefficiencies and production of non-prime products, which totalled approximately $47 million, together with increased costs totaling approximately $6 million resulting from the negotiation of the 1993 Settlement Agreement and increased non-cash OPEB expenses of approximately $59 million resulting from the Company's implementation of SFAS 106, effective January 1, 1993. Finally, approximately $25 million of present value interest relating to postretirement benefit liabilities and certain Weirton Benefit Liabilities, previously recorded for facility sales and restructurings and charged to interest expense, was charged to cost of products sold.

Depreciation, Depletion and Amortization

Depreciation expense for 1993 increased by $22.6 million, or 19.7% as compared to 1992, primarily as a result of the completion of the rebuild of the No. 5 coke oven battery at the Great Lakes Division in November 1992.

Unusual Items Related to the Temporary Idling of NSPC

See - "Results of Operations - Comparison of the Years Ended December 31, 1994 and 1993".

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

Discount Rate Assumptions

As a result of a decline in long term interest rates in the United States, at December 31, 1993, the Company reduced the discount rate used to calculate the actuarial present value of its accumulated benefit obligation for OPEB by 100 basis points to 7.75% and for pensions by 125 basis points to 7.50%, from the rate used at December 31, 1992. The effect of these changes did not impact 1993 expense. However, this decline in the discount rate used to calculate the pension obligation increased the minimum pension liability recorded on the Company's balance sheet to $134.7 million and increased the related intangible asset to $128.8 million, with the remaining $5.9 million charged to stockholders' equity. While the same reduction in the discount rate as of December 31, 1993 also applies to the actuarial present value of the Company's OPEB obligation, such reductions do not result in any increase in the recorded liability or potential charge to equity because of different required accounting principles.

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

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity needs arise primarily from capital investments, principal and interest payments on its indebtedness and working capital requirements. The Company has satisfied these liquidity needs over the last three years primarily with funds provided by long-term borrowings, cash provided by operations and proceeds of the Company's initial public offering (the "IPO") of Class B Common Stock in 1993. The Company's available sources of liquidity include a new $180 million receivables purchase agreement (the "Receivables Purchase Agreement") and $15 million in an uncommitted, unsecured line of credit (the "Uncommitted Line of Credit"). Prior to entering into the Receivables Purchase Agreement, the Company had satisfied its liquidity needs with a $100 million revolving secured credit arrangement (the "Revolver") and a $150 million subordinated loan agreement (the "Subordinated Loan Agreement"), both of which have been terminated at the Company's request. The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, Uncommitted Line of Credit and other debt instruments. The Company has satisfied its liquidity needs with minimal use of its credit facilities.

Cash and cash equivalents totaled $161.9 million and $5.3 million as of December 31, 1994 and 1993, respectively. This increase is primarily the result of the receipt on February 11, 1994 of approximately $111.0 million, including interest, in satisfaction of the judgment in favor of the Company against the B&LE, net of certain uses of the B&LE proceeds. The Company used a portion of the proceeds in 1994 to repurchase $40.6 million aggregate principal amount of the Company's 8.375% First Mortgage Bonds and contributed approximately $11.0 million to the VEBA Trust established to prefund OPEB's for represented employees. The remaining B&LE proceeds will be used for further debt reduction, none of which will be related party indebtedness, working capital and general corporate purposes.

Cash Flows from Operating Activities

For the year ended December 31, 1994, cash provided from operating activities increased by $257.9 million compared to the same 1993 period. This increase was primarily attributable to an improvement in operating results along with the receipt of approximately $111.0 million of proceeds from the satisfaction of the judgment in favor of the Company against the B&LE.

For the year ended December 31, 1993, cash provided from operating activities decreased by $73.2 million compared to 1992, due to the effect of working capital items, along with a reduction in net income after adjusting for the effect of noncash items on operations. Changes in working capital items reduced cash flows by $27.2 million during 1993, as a substantial decrease in accounts payable was combined with the smaller negative effects of accounts receivable and accrued liabilities changes. In 1992, working capital items had a $36.0 million favorable impact on cash flows from operations, due primarily to the timing of cash disbursement clearings.

Cash Flows from Investing Activities

Capital investments for the years ended December 31, 1994 and 1993 amounted to $137.5 million and $160.7 million, respectively. The 1994 spending was largely attributable to the completion of a pickle line servicing the Great Lakes Division, which was financed under a turnkey contract and did not become the property of the Company until completion and acceptance of the facility during the first quarter of 1994. The 1993 spending was mainly related to the rebuild of the No. 5 coke oven battery servicing the Great Lakes Division and the relining of a blast furnace at the same location.

Budgeted capital investments approximating $241.2 million, of which $55 million is committed at December 31, 1994, are expected to be made during 1995 and 1996. These budgeted capital investments relate primarily to the construction of a coating line and the relining of a blast furnace both scheduled to occur in 1995 at the Granite City Division.

Cash Flows from Financing Activities

Total borrowings for the years ended December 31, 1994 and 1993 amounted to $88.0 million and $40.6 million, respectively, representing primarily the commencement of the permanent financing for the pickle line servicing the Great Lakes Division and the remaining financing commitment for the rebuild of the No. 5 coke oven battery at the Great Lakes Division, respectively. This increase in borrowings in 1994 was largely offset by the repurchase of $40.6 million aggregate principal amount of the Company's 8.375% First Mortgage Bonds and $14.0 million aggregate principal amount of Series 1985 River Rouge Pollution Control Bonds.

In April 1993, the Company completed its IPO of 10,861,100 shares of its Class B Common Stock, at an offering price of $14 per share, which generated net proceeds to the Company of approximately $141.4 million. On May 4, 1993, the Company utilized $67.8 million of the IPO proceeds to fund the early redemption of 10,000 shares of the Series B Preferred Stock held by FOX. An additional $20 million of the IPO proceeds were used to reduce the amount of construction financing outstanding and the permanent financing commitment for a pickle line servicing the Great Lakes Division. The remaining proceeds were used for general working capital purposes.

On February 1, 1995, the Company completed a primary offering of 6.9 million shares of Class B Common Stock, bringing the total number of shares of Class B Common Stock issued and outstanding to 21,176,156. The issuance of this stock generated net proceeds of approximately $105 million, a substantial portion of which will be used for debt reduction.

Sources of Financing

Effective May 16, 1994, the Company entered into a Purchase and Sale Agreement with National Steel Funding Corporation ("NSFC"), a newly created wholly owned subsidiary. Effective on that same date, NSFC entered into the Receivables Purchase Agreement with a group of twelve banks. The total commitment of the banks is $180 million, including up to $150 million in letters of credit. To implement the arrangement, the Company sold substantially all of its accounts receivable, and will sell additional receivables as they are generated, to NSFC. NSFC will finance its ongoing purchase of receivables from a combination of cash received from receivables already in the pool, short-term intercompany notes and the cash proceeds derived from selling interests in the receivables to the participating banks from time to time.

The Certificates of Participation sold to the banks by NSFC have been rated AAA by Standard & Poor's Corporation, resulting in lower borrowing costs to the Company. As of December 31, 1994, no funded participation interests had been sold under the facility, although $89.7 million in letters of credit had been issued. With respect to the pool of receivables at December 31, 1994, after reduction for letters of credit outstanding, the amount of participating interests eligible for sale was $90.3 million. During 1994, the eligible amount ranged from $69.5 million to $91.0 million. The banks' commitments are currently scheduled to expire on May 16, 1997. The Company will continue to act as servicer of the assets sold into the program and will continue to make billings and collections in the ordinary course of business according to established practices.

The Company terminated the Revolver, which included a letter of credit facility on May 16, 1994. On the same date, the Company also terminated the Subordinated Loan Agreement. No borrowings were outstanding under the Revolver from 1987 until its termination. On February 7, 1994, the Company borrowed $20 million under the Subordinated Loan Agreement, all of which was repaid on February 17, 1994.

The Uncommitted Line of Credit permits the Company to borrow up to $15 million on an unsecured, short-term basis for periods of up to thirty days. This arrangement has no fixed expiration date but may be withdrawn at any time without notice. During 1993, the Company borrowed a maximum of $7.7 million under its Uncommitted Line of Credit, which was repaid the following day. No borrowings were outstanding at December 31, 1993 and 1992. However, in February 1994, the Company borrowed a maximum of $5.0 million under the Uncommitted Line of Credit which was repaid later in the month.

During 1993, the Company utilized $20 million of the proceeds from the IPO to reduce the amount of construction financing outstanding and the permanent financing commitment for a pickle line servicing the Great Lakes Division to $90 million. As of December 31, 1993, the construction financing was being provided by the contractor and was not a liability of the Company. In January 1994, upon completion and acceptance of the pickle line pursuant to the construction contract, the permanent financing commenced with repayment scheduled to occur over a fourteen-year period. The pickle line is not subject to the lien securing the Company's First Mortgage Bonds, but is subject to a first mortgage in favor of the lender.

Weirton Liabilities and Preferred Stock

In connection with the Company's June 1990 recapitalization, the Company received $146.6 million from FOX in cash and recorded a net present value equivalent liability with respect to certain released Weirton Benefit Liabilities, primarily healthcare and life insurance. As a result of this transaction, the Company's future cash flow will decrease as the released Weirton Benefit Liabilities are paid. During 1994, such cash payments were $16.6 million compared to $20.0 million during 1993.

On October 28, 1993, FOX converted all of its 3,400,000 shares of Class A Common Stock to an equal number of shares of Class B Common Stock. During January 1994, FOX sold substantially all of such shares of Class B Common Stock. As previously agreed, the Company received $10 million of proceeds from the sale of such shares from FOX as an unrestricted prepayment for environmental obligations which may arise after such prepayment and for which FOX has previously agreed to indemnify the Company. The Company is required to repay to FOX portions of the $10 million to the extent the Company's expenditures for such environmental liabilities do not reach specified levels by certain dates over a twenty year period. Since FOX retains responsibility to indemnify the Company for remaining environmental liabilities arising after such prepayment and in excess of $10 million as reduced by any above described repayments to FOX, these environmental liabilities are not expected to have a material adverse effect of the Company's liquidity. However, the failure of FOX to satisfy any such indemnity obligations could have a material adverse effect on the Company's liquidity.

In connection with the June 1990 recapitalization, the Series B Preferred Stock was issued to FOX. On May 4, 1993, the Company redeemed 10,000 shares of Series B Preferred Stock held by FOX. These shares were subject to mandatory redemption on August 5, 1995. Pursuant to the terms of the Series B Preferred Stock and certain other agreements between the Company and FOX, the Company paid the redemption amount directly to a pension trustee and released FOX from a corresponding amount of FOX's indemnification obligations with respect to certain employee benefit liabilities of the Company retained in connection with the sale of its Weirton Steel Division.

At December 31, 1994, there were 10,000 remaining shares of Series B Preferred Stock issued and outstanding, all of which were held by FOX. The Series B Preferred Stock carries annual cumulative dividend rights of $806.30 per share, which equates to approximately an 11% yield. At December 31, 1994 and 1993, $66.5 million and $68.0 million, respectively, of the Series B Preferred Stock was outstanding.

Dividends on the Series B Preferred Stock are cumulative and payable quarterly in the form of a release of FOX from its obligation to indemnify the Company for a corresponding amount of the remaining unreleased portion of the Weirton Benefit Liabilities to the extent such liabilities are due and owing, with the balance, if any, payable in cash. The Series B Preferred Stock dividend permitted release and payment of $7.1 million and $10.6 million of previously unreleased Weirton Benefit Liabilities during 1994 and 1993, respectively, and cash dividends of $1.0 million and $1.5 million during 1994 and 1993, respectively, to reimburse FOX for an obligation previously incurred in connection with the Weirton Benefit Liabilities.

The remaining Series B Preferred Stock is presently subject to mandatory redemption by the Company on August 5, 2000 at a redemption price of $58.3 million and may be redeemed beginning January 1, 1998 without the consent of FOX at a redemption price of $62.2 million. Based upon the Company's actuarial analysis, the unreleased Weirton Benefit Liabilities approximate the aggregate remaining dividend and redemption payments with respect to the Series B Preferred Stock and accordingly, such payments are expected to be made in the form of releases of FOX from its obligations to indemnify the Company for corresponding amounts of the remaining unreleased Weirton Benefit Liabilities. Dividend and redemption payments with respect to the Series B Preferred Stock reduce the Company's cash flow, even though they are paid in the form of a release of FOX from such obligations, because the Company is obligated, subject to certain limited exceptions, to pay such amounts to the trustee of the pension plan included in the Weirton Benefit Liabilities.

If any dividend or redemption payment otherwise required pursuant to the terms of the Series B Preferred Stock is less than the amount required to satisfy FOX's then current indemnification obligation, FOX would be required to pay such shortfall in cash to the Company. The Company's ability to fully realize the benefits of FOX's indemnification obligations is necessarily dependent upon FOX's financial condition at the time of any claim with respect to such obligations.

The June 1990 recapitalization agreement also created the Series A Preferred Stock which carries annual cumulative dividend rights of $806.30 per share, which equates to an 11% yield. The Series A Preferred Stock is held by NKK and $36.7 million was outstanding at December 31, 1994 and 1993. Dividends on the Series A Preferred Stock are paid quarterly in cash and totalled $4 million in each of the years ended December 31, 1994, 1993 and 1992.

Miscellaneous

At December 31, 1994, obligations guaranteed by the Company approximated $37.7 million, compared to $41.0 million at December 31, 1993.

Total debt and redeemable preferred stock as a percentage of total capitalization improved to 68.6% at December 31, 1994 as compared to 80.2% at December 31, 1993, primarily as a result of an improvement in operating results, along with the receipt of approximately $111.0 million of proceeds from the satisfaction of the judgment in favor of the Company against the B&LE.


ENVIRONMENTAL

The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. The Company will incur significant capital expenditures in connection with matters relating to environmental control and will also be required to expend additional amounts in connection with ongoing compliance with such laws and regulations, including, without limitation, the Clean Air Act amendments of 1990. Proposed regulations establishing standards for corrective action under RCRA and the Guidance Document published pursuant to the Great Lakes Initiative may also require further significant expenditures by the Company in the future. Additionally, the Company is currently one of many potentially responsible parties at a number of sites requiring remediation. The Company has estimated that it will incur capital expenditures for matters relating to environmental control of approximately $15.9 million and $7.0 million for 1995 and 1996, respectively.
In addition, the Company expects to record expenses for environmental compliance, including depreciation, in the amount of approximately $78.0 million and $85.0 million for 1995 and 1996, respectively. Since environmental laws are becoming increasingly more stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. See "Business-Environmental Matters."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and financial statement schedule of the Company are submitted pursuant to the requirements of Item 8:



                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

               INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                        AND FINANCIAL STATEMENT SCHEDULE



                                                            PAGE
                                                            ----

Report of Ernst & Young LLP Independent Auditors             39


Statements of Consolidated Income - Years Ended
  December 31, 1994, 1993 and 1992                           40


Consolidated Balance Sheets - December 31, 1994 and 1993     41


Statements of Consolidated Cash Flows - Years Ended
  December 31, 1994, 1993 and 1992                           42


Statements of Changes in Consolidated Stockholders'
  Equity and Redeemable Preferred Stock - Series B -
     Years Ended December 31, 1994, 1993 and 1992            43


Notes to Consolidated Financial Statements                   44


Schedule II - Valuation and Qualifying Accounts              65

                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS



Board of Directors
National Steel Corporation


We have audited the accompanying consolidated balance sheets of National Steel Corporation and subsidiaries (the "Company") as of December 31, 1994 and 1993, and the related statements of consolidated income, cash flows, and changes in stockholders' equity and redeemable preferred stock-Series B for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the Consolidated Financial Statements, the Company made certain accounting changes in 1993 and 1992.



                                                       Ernst & Young LLP



Fort Wayne, Indiana
January 25, 1995, except for the fifth paragraph of Note B, as to which the date is February 1, 1995

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEARS ENDED DECEMBER 31,
                                                                  1994          1993         1992
                                                                ----------  -----------  -----------
NET SALES                                                       $2,700,273   $2,418,800   $2,373,317
Cost of products sold                                            2,353,970    2,253,972    2,106,743
Selling, general and administrative                                138,223      136,656      132,801
Depreciation, depletion and amortization                           141,869      137,500      114,880
Equity income of affiliates                                         (5,464)      (2,160)      (5,600)
Unusual charges (credits)                                         (135,860)     110,966       36,984
                                                                ----------   ----------   ----------

INCOME (LOSS) FROM OPERATIONS                                      207,535     (218,134)     (12,491)
Financing costs
  Interest and other financial income                               (5,542)      (1,862)      (1,995)
  Interest and other financial expense                              61,241       63,647       64,031
                                                                ----------   ----------   ----------
                                                                    55,699       61,785       62,036
                                                                ----------   ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES,
 EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
 OF ACCOUNTING CHANGES                                             151,836     (279,919)     (74,527)
Income tax provision (credit)                                      (16,676)     (37,511)         156
                                                                ----------   ----------   ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                       168,512     (242,408)     (74,683)
Extraordinary item                                                      --           --      (50,000)
Cumulative effect of accounting changes                                 --      (16,453)      76,251
                                                                ----------   ----------   ----------

NET INCOME (LOSS)                                                  168,512     (258,861)     (48,432)
Less:  preferred stock dividends                                   (11,038)     (13,364)     (17,449)
                                                                ----------   ----------   ----------

  NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                  $  157,474   $ (272,225)  $  (65,881)
                                                                ==========   ==========   ==========

                            PER SHARE DATA APPLICABLE TO COMMON STOCK:

Income (loss) before extraordinary item and
 cumulative effect of accounting changes                        $     4.33   $    (7.55)  $    (3.61)
Extraordinary item                                                      --           --        (1.96)
Cumulative effect of accounting changes                                 --         (.49)        2.99
                                                                ----------   ----------   ----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                    $     4.33   $    (8.04)  $    (2.58)
                                                                ==========   ==========   ==========

Weighted average shares outstanding
 (in thousands)                                                     36,367       33,879       25,500



                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                          1994          1993
                                                                       ----------    ----------
ASSETS:
Current assets
 Cash and cash equivalents                                             $  161,946    $    5,322
 Receivables, less allowances (1994-$15,185; 1993-$21,380)                292,869       224,709
 Inventories:
  Finished and semi-finished products                                     261,480       246,285
  Raw materials and supplies                                              106,532       124,812
                                                                       ----------    ----------
                                                                          368,012       371,097
                                                                       ----------    ----------
   Total current assets                                                   822,827       601,128
Investments in affiliated companies                                        57,676        58,278
Property, plant and equipment
 Land and land improvements                                               232,667       221,224
 Buildings                                                                252,797       259,037
 Machinery and equipment                                                2,875,003     2,816,531
                                                                       ----------    ----------
                                                                        3,360,467     3,296,792
 Less:  allowance for depreciation, depletion and amortization          1,966,539     1,898,055
                                                                       ----------    ----------
   Net property, plant and equipment                                    1,393,928     1,398,737
Deferred income taxes                                                     101,300        80,600
Intangible pension asset                                                   76,677       128,765
Other assets                                                               46,977        36,692
                                                                       ----------    ----------
   TOTAL ASSETS                                                        $2,499,385    $2,304,200
                                                                       ==========    ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY:
Current liabilities
  Accounts payable                                                     $  272,586    $  242,294
  Salaries and wages                                                       54,207        49,602
  Withheld and accrued taxes                                               77,637        74,444
  Pension and other employee benefits                                      93,902        69,679
  Other accrued liabilities                                                61,422       107,556
  Income taxes                                                              2,775         2,700
  Long term obligations and related party indebtedness due
    within one year                                                        35,669        28,257
                                                                       ----------    ----------
         Total current liabilities                                        598,198       574,532

Long term obligations                                                     360,375       344,096
Long term indebtedness to related parties                                 310,409       329,995
Long term pension liability                                               267,478       288,793
Postretirement benefits other than pensions                               179,507       157,435
Other long term liabilities                                               363,307       351,357
Commitments and contingencies
Redeemable Preferred Stock - Series B                                      66,530        68,030

Stockholders' equity
  Common Stock, par value $.01:
    Class A - authorized 30,000,000 shares; issued and outstanding
      22,100,000 shares in 1994 and 1993                                      221           221
    Class B - authorized 65,000,000 shares; issued and outstanding
      14,276,156 shares in 1994 and 14,261,100 in 1993                        143           143
  Preferred Stock - Series A                                               36,650        36,650
  Additional paid-in-capital                                              360,525       360,314
  Retained deficit                                                        (43,958)     (207,366)
                                                                       ----------    ----------

    Total stockholders' equity                                            353,581       189,962
                                                                       ----------    ----------

         TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
         STOCKHOLDERS' EQUITY                                          $2,499,385    $2,304,200
                                                                       ==========    ==========

                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                            1994         1993        1992
                                                                                          ---------    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                       $ 168,512    $(258,861)  $ (48,432)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation, depletion and amortization                                              141,869      137,500     114,880
      Carrying charges related to facility sales and plant closings                          24,337       35,597      30,832
      Unusual items (excluding pensions and OPEB)                                            (5,887)      37,900      23,739
      Equity income of affiliates                                                            (5,464)      (2,160)     (5,600)
      Dividends from affiliates                                                               6,252        5,765       6,738
      Long term pension liability (net of change in intangible pension asset)                36,707       51,909      17,443
      Postretirement benefits                                                                22,072       97,562          --
      Extraordinary item                                                                         --           --      50,000
      Deferred income taxes                                                                 (20,700)     (37,600)         --
      Cumulative effect of accounting changes                                                    --       16,453     (76,251)
  Cash provided (used) by working capital items:
      Receivables                                                                           (68,160)      (6,627)     (4,239)
      Inventories                                                                             3,085          729      (8,120)
      Accounts payable                                                                       30,292      (14,923)     72,726
      Accrued liabilities                                                                   (28,441)      (6,336)    (24,365)
  Other                                                                                      12,368        2,063     (17,193)
                                                                                          ---------    ---------   ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                           316,842       58,971     132,158
                                                                                          ---------    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                               (137,519)    (160,708)   (283,941)
  Proceeds from sale of assets                                                                1,694        7,182         860
                                                                                          ---------    ---------   ---------
        NET CASH USED BY INVESTING ACTIVITIES                                              (135,825)    (153,526)   (283,081)
                                                                                          ---------    ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of Stock Options                                                                     211           --          --
  Issuance of Class B Common Shares                                                              --      141,432          --
  Redemption of Preferred Stock - Series B                                                       --      (67,804)         --
  Debt repayments                                                                           (83,845)     (33,469)    (32,450)
  Borrowings                                                                                 87,950           84      12,150
  Borrowings from related parties                                                                --       40,500     197,500
  Payment of released Weirton Benefit Liabilities                                           (16,614)     (20,001)    (15,340)
  Payment of unreleased Weirton Liabilities and
    their release in lieu of cash dividends on
      Preferred Stock - Series B                                                             (7,055)     (10,594)    (15,356)
  Dividend payments on Preferred Stock - Series A                                            (4,032)      (4,030)     (4,033)
  Dividend payments on Preferred Stock - Series B                                            (1,008)      (1,461)       (777)
                                                                                          ---------    ---------   ---------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                    (24,393)      44,657     141,694
                                                                                          ---------    ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        156,624      (49,898)     (9,229)
Cash and cash equivalents, beginning of the year                                              5,322       55,220      64,449
                                                                                          ---------    ---------   ---------
Cash and Cash Equivalents, End of the Year                                                $ 161,946    $   5,322   $  55,220
                                                                                          =========    =========   =========

SUPPLEMENTAL CASH PAYMENT INFORMATION:
  Interest and other financial costs paid
    (net of amounts capitalized)                                                          $  60,342    $  51,886   $  32,224
  Income taxes paid                                                                           5,338           72         130



                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
                   AND REDEEMABLE PREFERRED STOCK - SERIES B
                           (IN THOUSANDS OF DOLLARS)

                                                                                                            REDEEMABLE
                                         COMMON   COMMON   PREFERRED  ADDITIONAL   RETAINED      TOTAL       PREFERRED
                                        STOCK -   STOCK -   STOCK -    PAID-IN-    EARNINGS  STOCKHOLDERS'    STOCK -
                                        CLASS A   CLASS B  SERIES A    CAPITAL    (DEFICIT)     EQUITY       SERIES B
                                        --------  -------  ---------  ----------  ---------  -------------  ----------
BALANCE AT DECEMBER 31, 1991               $255      $ --    $36,650    $218,991  $ 136,676     $ 392,572    $ 141,302

Net loss                                                                            (48,432)      (48,432)
Amortization of excess of book value
  over redemption value of Redeemable
  Preferred Stock - Series B                                                          3,500         3,500       (3,500)
Cumulative dividends on Preferred
  Stock - Series A and B                                                            (20,949)      (20,949)
                                           ----   -------    -------    --------  ---------     ---------    ---------
BALANCE AT DECEMBER 31, 1992                255        --     36,650     218,991     70,795       326,691      137,802

Net loss                                                                           (258,861)     (258,861)
Redemption of Redeemable Preferred
  Stock - Series B                                                                                             (67,804)
Amortization of excess of book value
  over redemption value of Redeemable
  Preferred Stock - Series B                                                          1,968         1,968       (1,968)
Cumulative dividends on Preferred
  Stock - Series A and B                                                            (15,332)      (15,332)
Issuance of Common Stock - Class B                    109                141,323                  141,432
Conversion of 3,400,000 shares of
  Common Stock - Class A to
  Common Stock - Class B                    (34)       34
Minimum pension liability                                                            (5,936)       (5,936)
                                           ----   -------    -------    --------  ---------     ---------    ---------
BALANCE AT DECEMBER 31, 1993                221       143     36,650     360,314   (207,366)      189,962       68,030

Net income                                                                          168,512       168,512
Amortization of excess of book value
  over redemption value of Redeemable
  Preferred Stock - Series B                                                          1,500         1,500       (1,500)
Cumulative dividends on Preferred
  Stock - Series A and B                                                            (12,538)      (12,538)
Exercise of Stock Options                                                    211                      211
Minimum pension liability                                                             5,934         5,934
                                           ----   -------    -------    --------  ---------     ---------    ---------
BALANCE AT DECEMBER 31, 1994               $221   $   143    $36,650    $360,525  $ (43,958)    $ 353,581    $  66,530
                                           ====   =======    =======    ========  =========     =========    =========

                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1994



NOTE A - SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation: The consolidated financial statements include the accounts of National Steel Corporation and its majority owned subsidiaries (the "Company").

Cash Equivalents: Cash equivalents are short-term liquid investments which consist principally of time deposits at cost which approximates market. These investments have maturities of three months or less at the time of purchase.

Inventories: Inventories are stated at the lower of last-in, first-out ("LIFO") cost or market. If the first-in, first-out ("FIFO") cost method of inventory accounting had been used, inventories would have been approximately $150.2 million and $169.5 million higher than reported at December 31, 1994 and 1993, respectively. During each of the last three years certain inventory quantity reductions caused liquidations of LIFO inventory values. These liquidations increased net income for the quarter and year ended December 31, 1994 by $.3 million and decreased net income for the quarters and years ended December 31, 1993 and 1992 by $3.0 million and $3.4 million, respectively.

Investments: Investments in affiliated companies (corporate joint ventures and 20% to 50% owned companies) are stated at cost plus equity in undistributed earnings since acquisition. Undistributed earnings of affiliated companies included in retained earnings at December 31, 1994 and 1993 amounted to $6.2 million and $7.2 million, respectively.

Property, Plant and Equipment: Property, plant and equipment are stated at cost and include certain expenditures for leased facilities. Interest costs applicable to facilities under construction are capitalized. Capitalized interest amounted to $3.7 million in 1994, $5.8 million in 1993 and $14.4 million in 1992. Amortization of capitalized interest amounted to $5.6 million in 1994, $5.7 million in 1993 and $4.6 million in 1992.

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

Environmental: Estimated losses from environmental contingencies are accrued and charged to income when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. (See Note L - Environmental Liabilities.)

Research and Development: Research and development costs are expensed when incurred and are charged to cost of products sold. Expenses for 1994, 1993 and 1992 amounted to approximately $7.9 million, $9.4 million and $9.5 million, respectively.

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

Financial Instruments: The Company's financial instruments, as defined by Statement of Financial Accounting Standards No. 107, consist of cash and cash equivalents, long term obligations (excluding capitalized lease obligations), and the Series B Preferred Stock (defined below). The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at December 31, 1994. In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119"). Effective for 1994 calendar year financial statements, this pronouncement requires additional disclosures about derivative financial instruments. At December 31, 1994, the Company does not have any derivative financial instruments, therefore, the provisions of SFAS 119 do not have any financial impact.

Accounting Changes: During 1993, the Company adopted two new Financial Accounting Standards Board Statements, "Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106" or "OPEB") and "Employer's Accounting for Postemployment Benefits" ("SFAS 112"). (See Note E - Postretirement Benefits Other Than Pensions and Note F - Postemployment Benefits.)

Adoption of SFAS 115: In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Beginning in 1994, SFAS 115 requires certain investments to be recorded at fair value rather than cost basis. The Company's investments consist of short term liquid investments whose cost approximates fair value and, therefore, SFAS 115 did not have any financial impact.

Earnings per Share: Earnings (loss) per share of Common Stock ("EPS") is computed by dividing net income or loss applicable to common stockholders by the sum of the weighted average of the shares of common stock outstanding during the period plus common stock equivalents, if dilutive.

Business Segment: The Company is engaged in a single line of business, the production and processing of steel. The Company targets high value added applications of flat rolled carbon steel for sale to the automotive, metal buildings and container markets. The Company also sells hot and cold rolled steel to a wide variety of other users including the pipe and tube industry and independent steel service centers. In 1994, a single customer accounted for approximately 10% of net sales and approximately 11% and 12% of net sales in 1993 and 1992, respectively. Sales of the Company's products to the automotive market accounted for approximately 29%, 29% and 27% of the Company's total net sales in 1994, 1993 and 1992, respectively. Concentration of credit risk related to the Company's trade receivables is limited due to the large numbers of customers in differing industries and geographic areas.

Reclassifications: Certain items in prior years have been reclassified to conform with the current year presentation.

NOTE B - CAPITAL STRUCTURE AND PRIMARY OFFERING OF CLASS B COMMON STOCK

In April 1993, the Company completed an initial public offering (the "IPO") of 10,861,100 shares of its Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), at an offering price of $14 per share, which generated net proceeds to the Company of approximately $141.4 million.

In connection with the IPO, 30,000,000 shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), were authorized and the then outstanding 75,000 shares of existing common stock received a 340 for 1 stock split effectuated in the form of a stock dividend and the then existing common stock was automatically converted to Class A Common Stock. Stockholders' equity at December 31, 1991 has been retroactively adjusted to reflect this stock dividend. As a result of the IPO, all preferred stock outstanding became non-voting.

On October 28, 1993, National Intergroup, Inc., which in October 1994 changed its name to Foxmeyer Health Corporation (collectively with its subsidiaries, "FOX"), converted all of its 3,400,000 shares of Class A Common Stock to 3,400,000 shares of Class B Common Stock, bringing the total number of outstanding shares of Class A and Class B Common Stock to 22,100,000 and 14,261,100, respectively, at December 31, 1993. During 1994, an additional 15,056 shares of Class B Common Stock were issued in connection with the exercise of stock options bringing the total number of outstanding shares of Class B Common Stock to 14,276,156 at December 31, 1994.

Ownership: During January 1994, FOX sold substantially all of its 3,400,000 shares of Class B Common Stock in the market, increasing public ownership of the Company's common stock to 24.4% of the combined voting power of the Common Stock. At December 31, 1994, 75.6% of the combined voting power of the Company's outstanding shares of Common Stock was held by NKK Corporation (collectively with its subsidiaries "NKK").

On February 1, 1995, the Company completed a primary offering of 6,900,000 shares of Class B Common Stock, bringing the total number of shares of Class B Common Stock issued and outstanding to 21,176,156. The issuance of this stock generated net proceeds of approximately $105 million, a substantial portion of which will be used for debt reduction. Subsequent to the offering, NKK, through its ownership of all 22,100,000 issued and outstanding shares of Class A Common Stock, holds 67.6% of the combined voting power of the Company. The remaining 32.4% of the combined voting power is held by the public.

At December 31, 1994 the Company's capital structure was as follows:

Series A Preferred Stock

At December 31, 1994, there were 5,000 shares of Series A Preferred Stock, par value $1.00 per share (the "Series A Preferred Stock"), issued and outstanding. Annual dividends of $806.30 per share on the Series A Preferred Stock are cumulative and payable quarterly. The Series A Preferred Stock is not subject to mandatory redemption by the Company and is non-voting. All outstanding Shares of Series A Preferred Stock are owned by NKK.

Series B Redeemable Preferred Stock

On May 4, 1993, the Company redeemed 10,000 shares of the Series B Redeemable Preferred Stock, par value $1.00 per share (the "Series B Preferred Stock"), held by FOX. These shares were subject to mandatory redemption on August 5, 1995. The cost of the redemption totaled $67.8 million and was funded from proceeds received from the IPO. If the redemption of these shares had occurred at the beginning of the year, EPS for 1993 would have increased by $.06. Pursuant to the terms of the Series B Preferred Stock and certain other agreements between the Company and FOX, the Company paid the redemption amount directly to a pension trustee and released FOX from a corresponding amount of FOX's indemnification obligations with respect to certain employee benefit liabilities of the Company retained in connection with the sale of its Weirton Steel Division. (See Note I - Weirton Liabilities.)

At December 31, 1994, there were 10,000 remaining shares of Series B Preferred Stock issued and outstanding and held by FOX. Annual dividends of $806.30 per share on the Series B Preferred Stock are cumulative and payable quarterly. Dividends and redemption proceeds, to the extent required by the Stock Purchase and Recapitalization Agreement (the "Recapitalization Agreement"), are used to release FOX from its indemnification obligations with respect to the remaining unreleased liabilities for certain employee benefits of its former Weirton Steel Division ("Weirton") employees (the "Weirton Benefit Liabilities"). (See Note I
- - Weirton Liabilities.) The Series B Preferred Stock dividend permitted release and payment of $7.1 million and $10.6 million of previously unreleased Weirton Benefit Liabilities during 1994 and 1993, respectively, and a cash payment of $1.0 million and $1.5 million during 1994 and 1993, respectively, to reimburse
FOX for an obligation previously incurred in connection with the Weirton Benefit Liabilities. Upon the occurrence of certain events detailed in the Recapitalization Agreement, prior to or coincident with the Series B Preferred Stock final redemption, the released Weirton Benefit Liabilities will be recalculated by an independent actuary. Any adjustment to bring the balances of the released Weirton Benefit Liabilities to such recalculated amount will be dealt with in the Series B Preferred Stock redemption proceeds or otherwise settled. If the Company does not meet its preferred stock dividend and redemption obligations when due, FOX has the right to cause NKK to purchase the Company's preferred stock dividend and redemption obligations. The Series B Preferred Stock is nontransferable and nonvoting.

The remaining Series B Preferred Stock is subject to mandatory redemption on August 5, 2000 at a redemption price of $58.3 million and may not be redeemed prior to January 1, 1998 without the consent of FOX. On January 1, 1998, the redemption price for the Series B Preferred Stock would be $62.2 million.

Periodic adjustments are made to consolidated retained earnings for the excess of the book value of the Series B Preferred Stock at the date of issuance over the redemption value. Based upon the Company's actuarial analysis, the unreleased Weirton Benefit Liabilities approximate the aggregate remaining dividend and redemption payments with respect to the Series B Preferred Stock and accordingly, such payments are expected to be made in the form of releases of FOX from its obligations to indemnify the Company for corresponding amounts of the remaining unreleased Weirton Benefit Liabilities. At that time, the Company will be required to deposit cash equal to the redemption amount in the Weirton Retirement Trust, thus leaving the Company's net liability position unchanged. The Series B Preferred Stock, with respect to dividend rights and rights on liquidation, ranks senior to the Company's common stock and equal to the Series A Preferred Stock.

Class A Common Stock

At December 31, 1994, the Company had 30,000,000 shares of $.01 par value Class A Common Stock authorized, of which 22,100,000 shares were issued and outstanding and owned by NKK. Each share of Class A Common Stock is entitled to two votes. No cash dividends were paid on the Class A Common Stock in 1994, 1993 or 1992.

Class B Common Stock

At December 31, 1994, the Company had 65,000,000 shares of $.01 par value Class B Common Stock authorized and 14,276,156 shares issued and outstanding. No cash dividends were paid on the Class B Common Stock in 1994 or 1993. Subsequent to FOX's January 1994 sale of substantially all of its 3,400,000 shares of Class B Common Stock, discussed above substantially all of the issued and outstanding shares of Class B Common Stock became publicly traded. (See discussion above regarding a primary offering of 6,900,000 shares of the Company's Class B Common Stock completed on February 1, 1995.)

The Company is restricted from paying cash dividends on Common Stock by various debt covenants. (See Note C - Long-Term Obligations and Related Party Indebtedness.)

NOTE C - LONG TERM OBLIGATIONS AND RELATED PARTY INDEBTEDNESS

Long term obligations and related party indebtedness were as follows:

                                                                       DECEMBER 31,
                                                                    1994          1993
                                                                  --------      --------
                                                                  (DOLLARS IN THOUSANDS)
First Mortgage Bonds, 8.375% Series due August 1, 2006,
 with general first liens on principal plants, properties,
 certain subsidiaries, and an affiliated company                  $ 75,000      $115,587
Convertible Subordinated Debentures, 4.625% payable
 annually through 1994, convertible into FOX common
 stock at $59.37 per share                                              --         2,311
Vacuum Degassing Facility Loan, 10.336% fixed rate due
 in semi-annual installments through 2000, with a first
 mortgage in favor of the lenders                                   37,769        42,661
Continuous Caster Facility Loan, 10.057% fixed rate to
 2000 when the rate will be reset to a current rate.
 Equal semi-annual payments due through 2007, with a
 first mortgage in favor of the lenders                            124,424       128,859
Coke Battery Loan, 7.615% fixed rate with semi-annual
 payments due through 2008.  Lenders are wholly-owned
 subsidiaries of NKK and are unsecured                             329,995       343,332
Headquarters Building Loan, current interest rate 6.5875%,
 reset semi-annually through 1999, with a first mortgage
 in favor of the lender                                              6,846         8,923
Pickle Line Loan, 7.726% fixed rate due in equal semi-
 annual installments through 2007, with a first mortgage
 in favor of the lender                                             90,000         2,049
Capitalized lease obligations                                       31,055        32,806
Other                                                               11,364        25,820
                                                                  --------      --------
Total long term obligations and related party indebtedness         706,453       702,348
Less long term obligations due within one year                      35,669        28,257
                                                                  --------      --------

Long term obligations and related party indebtedness              $670,784      $674,091
                                                                  ========      ========

Future minimum payments for all long term obligations and leases as of December 31, 1994 are as follows:

                                                                               OTHER
                                                  CAPITALIZED   OPERATING    LONG TERM
                                                    LEASES       LEASES     OBLIGATIONS
                                                  -----------   ---------   -----------
                                                         (DOLLARS IN THOUSANDS)
    1995                                            $ 6,101     $ 58,338     $ 33,100
    1996                                              6,712       57,387       42,896
    1997                                              6,712       53,706       44,460
    1998                                              6,712       50,514       46,154
    1999                                              6,712       45,459       49,465
    Thereafter                                       13,424      219,709      459,323
                                                    -------     --------     --------

    Total Payments                                   46,373     $485,113     $675,398
                                                                ========     ========

    Less amount representing interest                15,318
    Less current portion of obligation under
      capitalized lease                               2,569
                                                    -------
    Long term obligation under capitalized
      lease.                                        $28,486
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

The Company's remaining operating leases cover various types of properties, primarily machinery and equipment, which have lease terms generally for periods of 2 to 20 years, and which are expected to be renewed or replaced by other leases in the normal course of business. Rental expense for operating leases total $70.4 million in 1994, $70.7 million in 1993 and $79.8 million in 1992.

During 1993, the Company borrowed $40.5 million from a United States subsidiary of NKK, thereby completing the $350.0 million construction period financing for the No. 5 coke oven battery rebuild at the Great Lakes Division. During 1994 and 1993, the Company paid $13.3 million and $6.7 million in principal, and recorded $25.2 million and $25.1 million in interest expense, respectively, on the coke battery loan. Accrued interest on the loan as of December 31, 1994 and 1993 was $10.1 million and $10.5 million, respectively. Additionally, deferred financing costs related to the loan were $4.2 million and $4.5 million, respectively, as of December 31, 1994 and 1993.

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

During 1994, the Company utilized a portion of the proceeds from the antitrust litigation judgment in favor of the Company against the Bessemer & Lake Erie Railroad ("B&LE") to repurchase $40.6 million aggregate principal amount of its outstanding 8.375% First Mortgage Bonds. (See Note J - Unusual Items.)

Credit Arrangements

Effective May 16, 1994, the Company entered into a Purchase and Sale Agreement with National Steel Funding Corporation ("NSFC"), a newly created wholly-owned subsidiary. Effective on the same date, NSFC entered into a Receivables Purchase Agreement with a group of twelve banks. The total maximum commitment of the banks is $180 million, including up to $150 million in letters of credit. To implement the arrangement, the Company sold substantially all of its accounts receivable, and will sell additional receivables as they are generated, to NSFC. NSFC will finance its ongoing purchase of receivables from a combination of cash received from receivables already in the pool, short-term intercompany notes and the cash proceeds derived from selling interests in the receivables to the participating banks from time to time.

The Certificates of Participation sold to the banks by NSFC have been rated AAA by Standard & Poor's Corporation, resulting in lower borrowing costs to the Company. As of December 31, 1994, no funded participation interests had been sold under the facility, although $89.7 million in letters of credit had been issued. With respect to the pool of receivables at December 31, 1994, after reduction for letters of credit outstanding, the amount of participating interests eligible for sale was $90.3 million. During the year ended December 31, 1994, the eligible amount ranged from $69.5 million to $91.0 million. The banks' commitments are currently scheduled to expire on May 16, 1997. The Company will continue to act as servicer of the assets sold into the program and will continue to make billings and collections in the ordinary course of business according to established practices.

At December 31, 1993, the Company's credit arrangements included a $100 million revolving secured credit arrangement (the "Revolver"), a $150 million subordinated loan agreement (the "Subordinated Loan Agreement") and $25 million in uncommitted, unsecured lines of credit (the "Uncommitted Lines of Credit"). The Revolver and the Subordinated Loan Agreement were terminated on May 16, 1994 in connection with the Receivables Purchase Agreement discussed above.

The Revolver was amended and restated in December 1992 to extend the expiration date to December 31, 1994. The Revolver permitted the Company to borrow up to $100 million on a short term basis, and provided the Company with the ability to issue up to $150 million in letters of credit. The Revolver was secured by the accounts receivable and inventories of the Company. This arrangement had interest rates which approximated current market rates for periods of one, two, three or six months. At December 31, 1993, no borrowings were outstanding and letters of credit outstanding amounted $113.7 million under the Revolver.

The Subordinated Loan Agreement, which was entered into in May 1991 with a United States subsidiary of NKK, was also extended in December 1992 to an expiration date of April 1, 1995. As discussed above, the Subordinated Loan Agreement was terminated on May 16, 1994. This arrangement had interest rates which approximated current market rates for periods from one month to six months and permitted the Company to borrow up to $150 million on an unsecured, short term basis. The Revolver required that the first $50 million in borrowings by the Company in excess of thirty days must come from the Subordinated Loan Agreement. Additional amounts borrowed would alternate between the Revolver and the Subordinated Loan Agreement up to $25 million in each increment. There were no borrowings under the Subordinated Loan Agreement during 1993. In February 1994, the Company borrowed $20 million, all of which was repaid within the same month.

The Uncommitted Lines of Credit permitted the Company to borrow up to $25 million on an unsecured, short-term basis for periods of up to thirty days. One of these arrangements ($10 million) expired on March 31, 1994, while the other ($15 million) has no fixed expiration date and may be withdrawn at any time without notice. During 1993, the Company borrowed a maximum of $7.7 million under its Uncommitted Lines of Credit, which was repaid the next day. No borrowings were outstanding at December 31, 1994 or 1993.

At December 31, 1994, the Company was prohibited from paying cash dividends on Common Stock due to the dividend covenant contained in the EGL lease agreement. The Company is not restricted from paying its annual Series A and B Preferred Stock dividend obligations.

NOTE D - PENSIONS

The Company has various non-contributory defined benefit pension plans covering substantially all employees. Benefit payments for salaried employees are based upon a formula which utilizes employee age, years of credited service and the highest five consecutive years of pensionable earnings during the last ten years preceding normal retirement. Benefit payments to most hourly employees are the greater of a benefit calculation utilizing fixed rates per year of service or the highest five consecutive years of pensionable earnings during the last ten years preceding retirement, with a premium paid for years of service in excess of thirty years. The Company's funding policy is to contribute, at a minimum, the amount necessary to meet minimum funding standards as prescribed by applicable law. The Company utilizes a long term rate of return of 8.5% for funding purposes. The Company's pension contributions for the 1994 and 1993 plan years were $18.3 million and $30.8 million, respectively. The decrease in contributions from 1993 to 1994 is the result of plan assets earning significantly more than assumed in 1993.

Pension expense and related actuarial assumptions utilized are summarized below:

                                                             1994        1993       1992
                                                          ----------  ----------  ---------
                                                                (DOLLARS IN THOUSANDS)
Assumptions:
 Discount rate                                                 7.50%       8.75%      8.75%
 Return on assets                                              8.50%       9.50%      9.50%
 Average rate of compensation increase                         4.55%       5.50%      5.50%
Pension expense:
 Service cost                                             $  24,713   $  21,537   $ 18,924
 Interest cost                                              104,320     100,783     96,004
 Actual return on plan assets                                51,240    (160,561)   (58,772)
 Net amortization and deferral                             (114,855)     89,567    (13,860)
                                                          ---------   ---------   --------

 Net pension expense                                         65,418      51,326     42,296
 Curtailment and special termination charges (credits)      (17,372)     35,005     12,656
 Other                                                           --         169        577
                                                          ---------   ---------   --------

   Total pension expense                                  $  48,046   $  86,500   $ 55,529
                                                          =========   =========   ========

In connection with the temporary idling of National Steel Pellet Company ("NSPC"), a wholly-owned subsidiary of the Company, special termination benefits of $31.9 million related to hourly NSPC plan participants were recorded at December 31, 1993 and included in 1993 pension expense. In August 1994, NSPC was re-opened and $13.3 million of the special termination benefits reserve was reversed during the third quarter of 1994. The remaining portion of the NSPC curtailment charge, or $18.6 million, relates to an early retirement window offered by NSPC during the third quarter of 1994. (See Note O - Temporary Idling of National Steel Pellet Company.) In 1994, the Company recorded a special termination credit of $1.8 million related to the restructuring of the salaried workforce. (See Note J - Unusual Items.)

The funded status of the Company's plans at year end along with the actuarial assumptions utilized are as follows:

                                                                  1994         1993
                                                               -----------  -----------
                                                                (DOLLARS IN THOUSANDS)
Assumptions:
 Discount rate                                                       8.75%        7.50%
 Average rate of compensation increase                               4.71%        4.40%
Funded status:
 Accumulated benefit obligations ("ABO") including vested
  benefits of $1,093,091 and $1,280,360 for 1994 and 1993,
  respectively                                                 $1,188,012   $1,345,592

 Effect of future pensionable earnings increases                   75,017       90,589
                                                               ----------   ----------

 Projected benefit obligations ("PBO")                          1,263,029    1,436,181
 Plans' assets at fair market value                               976,654    1,089,273
                                                               ----------   ----------

 PBO in excess of plan assets at fair market value                286,375      346,908
 Unrecognized transition obligation                               (66,827)     (80,197)
 Unrecognized net gain                                             91,170       24,107
 Unrecognized prior service cost                                 (119,917)    (125,788)
 Adjustment required to recognize minimum pension liability        76,677      134,691
                                                               ----------   ----------
 Total pension liability                                          267,478      299,721
 Less pension obligation due within one year                           --       10,928
                                                               ----------   ----------

   Long term pension liability                                 $  267,478   $  288,793
                                                               ==========   ==========

As a result of an increase in long term interest rates during 1994, at December 31, 1994, the Company increased the discount rate used to calculate the actuarial present value of its ABO by 125 basis points to 8.75% from the rate used at December 31, 1993.

The adjustment required to recognize the minimum pension liability of $76.7 million and $134.7 million at December 31, 1994 and 1993, respectively, represents the excess of the ABO over the fair value of plan assets, including unfunded accrued pension cost, in underfunded plans. The unfunded liability in excess of the unrecognized prior service cost of $5.9 million was recorded as a reduction in stockholders' equity at December 31, 1993. Due to the aforementioned increase in the discount rate, substantially all of this charge was reversed at December 31, 1994.

At December 31, 1994, the Company's pension plans' assets were comprised of approximately 51% equity investments, 41% fixed income investments, 2% cash and 6% in other investments including real estate.


NOTE E - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides contributory health care and life insurance benefits for certain retirees and their dependents. Generally, employees are eligible to participate in the medical benefit plans if they retired under one of the Company's pension plans on other than a deferred vested basis, and at the time of retirement had at least 15 years of continuous service. However, salaried employees hired after January 1, 1993 are not eligible to participate in the plans.

Effective January 1, 1993, the Company implemented SFAS 106 which requires accrual of retiree medical and life insurance benefits as these benefits are earned rather than recognition of these costs as claims are paid. In 1993, the excess of total postretirement benefit expense recorded under SFAS 106 over the Company's former method of accounting for these benefits was $97.6 million, or $59.5 million excluding curtailment charges, or $1.77 and $1.08 per share net of tax, respectively. In 1994 and 1993 the Company's cash OPEB payments were approximately $35 million and $32 million, respectively. In 1992, prior to the adoption of SFAS 106, the Company recorded OPEB expense on the former "pay as you go" method of $26.8 million. Health care benefits are funded as claims are paid; thus adoption of SFAS 106 had no impact on the cash flows of the Company. However, as discussed below, in 1994 the Company began prefunding the OPEB obligation for certain employees represented by the United Steelworkers of America (the "USWA"). The Company elected to amortize the unrecognized transition obligation, which was calculated to be $556.0 million at January 1, 1993, over a period of 20 years. Amortization of the remaining transition obligation will adversely impact EPS on an after tax basis by approximately $.45 per year for the next 18 years based upon shares of common stock outstanding at December 31, 1994.

The components of postretirement benefit cost and related actuarial assumptions were as follows:

                                                                       1994         1993
                                                                    -----------  -----------
                                                                     (DOLLARS IN THOUSANDS)
  Assumptions:
   Discount rate                                                          7.75%        8.75%
   Health care trend rate                                                10.10%       11.20%
  Postretirement benefit cost:
   Service cost                                                        $13,737     $ 12,912
   Interest cost                                                        53,577       52,811
   Amortization of transition obligation                                26,510       28,071
   Other                                                                (2,162)      (8,176)
                                                                       -------     --------

   Net periodic benefit cost                                            91,662       85,618
   Curtailment charges and special termination charges (credits)        (4,081)      38,061
                                                                       -------     --------

     Total postretirement benefit cost                                 $87,581     $123,679
                                                                       =======     ========

In connection with the temporary idling of NSPC, curtailment charges of $36.7 million related to hourly NSPC plan participants were recorded at December 31, 1993 and included in total postretirement benefit cost at December 31, 1993. In August 1994, NSPC was re-opened and $26.0 million of the OPEB curtailment reserve was reversed during the third quarter of 1994. The remaining portion of the NSPC curtailment charge, or $10.7 million, relates primarily to an early retirement window offered by NSPC during the third quarter of 1994. (See Note
O - Temporary Idling of National Steel Pellet Company.) In 1994, the Company recorded special termination benefits of $22.0 million related to the restructuring of the salaried workforce. (See Note J - Unusual Items.)

The following represents the plans' funded status reconciled with amounts recognized in the Company's balance sheet and related actuarial assumptions:

                                                                   1994         1993
                                                                -----------  -----------
                                                                 (DOLLARS IN THOUSANDS)
  Assumptions:
   Discount rate                                                      8.75%        7.75%
   Health care trend rate                                             7.80%       10.30%
  Accumulated postretirement benefit obligation ("APBO"):
   Retirees                                                      $ 476,950    $ 457,295
   Fully eligible active participants                               78,161       99,773
   Other active participants                                        90,514      117,765
                                                                 ---------    ---------
     Total                                                         645,625      674,833
  Plan assets at fair value                                         21,105           --
                                                                 ---------    ---------
  APBO in excess of plan assets                                    624,520      674,833
  Unrecognized transition obligation                              (477,489)    (503,683)
  Unrecognized net gain (loss)                                      42,476      (13,715)
                                                                 ---------    ---------
  Total postretirement benefit liability                           189,507      157,435
  Less postretirement benefit obligation due within one year        10,000           --
                                                                 ---------    ---------
   Long term postretirement benefit obligation                   $ 179,507    $ 157,435
                                                                 =========    =========

As a result of the increase in the long term interest rates at December 31, 1994, the Company increased the discount rate used to calculate the actuarial present value of its APBO by 100 basis points to 8.75% from the rate used at December 31, 1993, which had the impact of decreasing the APBO by $57.8 million. The assumed health care cost trend rate of 7.8% in 1995 decreases gradually to the ultimate trend rate of 5.0% in 2002 and thereafter. A 1.0% increase in the assumed health care cost trend rate would have increased the APBO at December 31, 1994 and postretirement benefit cost for 1994 by $55.7 million and $7.0 million, respectively.

In connection with the 1993 Settlement Agreement between the Company and the USWA, the Company began prefunding the OPEB obligation with respect to USWA represented employees in 1994. Pursuant to the terms of the 1993 Settlement Agreement, a Voluntary Employee Benefit Association trust (the "VEBA Trust") was established. Under the terms of the agreement, the Company agreed to contribute a minimum of $10 million annually and, under certain circumstances, additional amounts calculated as set forth in the 1993 Settlement Agreement. In 1994 the Company contributed $21.0 million to the VEBA Trust, comprised of the $10 million annual minimum contribution together with $11.0 million related to the proceeds received in connection with the B&LE litigation settlement. (See Note J - Unusual Items.)


NOTE F - POSTEMPLOYMENT BENEFITS

During the fourth quarter of 1993, the Company adopted SFAS 112 which requires accrual accounting for benefits payable to inactive employees who are not retired. Among the more significant benefits included are worker's compensation, long term disability and continued medical coverage for disabled employees and surviving spouses. The Company previously followed the practice of accruing for many of these benefits but did not base these accruals on actuarial analyses.

Financial statements prior to 1993 have not been restated to reflect the change in accounting method. The cumulative effect as of January 1, 1993 of this change was to increase the net loss by $16.5 million or $.49 per share. The results of operations for the first quarter of 1993 have been restated to reflect the effect of adopting SFAS 112 at January 1, 1993. The effect of the change on 1993 income before the cumulative effect of the change was not material, therefore the remaining quarters of 1993 have not been restated. On an ongoing basis, the excess of postemployment benefit under SFAS 112 compared to the former method of accounting for these benefits is not material.


NOTE G - OTHER LONG TERM LIABILITIES

Other long term liabilities at December 31, 1994 and 1993 consisted of the following:

                                                           1994          1993
                                                         --------      --------
                                                         (DOLLARS IN THOUSANDS)

  Deferred gain on sale leasebacks                       $ 26,670      $ 29,032
  Insurance and employee benefits (excluding pensions
   and OPEB)                                              122,573        97,442
  Plant closings                                           64,767        74,127
  Released Weirton Benefit Liabilities                    120,120       122,137
  Other                                                    29,177        28,619
                                                         --------      --------

  Total other long term liabilities                      $363,307      $351,357
                                                         ========      ========

NOTE H - INCOME TAXES

Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by SFAS 109. The cumulative effect of adopting SFAS 109, as of January 1, 1992, was to decrease the net loss for 1992 by $76.3 million.

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          1994        1993
                                                       ----------  ----------
                                                       (DOLLARS IN THOUSANDS)
  Deferred tax assets:
   Reserves                                            $ 191,700   $ 180,600
   Employee benefits                                     135,100     120,600
   Net operating loss ("NOL") carryforwards              105,500     189,600
   Leases                                                 20,000      24,200
   Federal tax credits                                     9,900       5,200
   Other                                                  24,800      26,900
                                                       ---------   ---------

    Total deferred tax assets                            487,000     547,100
  Valuation allowance                                   (208,000)   (263,200)
                                                       ---------   ---------

   Deferred tax assets net of valuation allowance        279,000     283,900

  Deferred tax liabilities:
   Book basis of property in excess of tax basis        (130,800)   (151,900)
   Excess tax LIFO over book                             (28,800)    (31,000)
   Other                                                 (18,100)    (20,400)
                                                       ---------   ---------

    Total deferred tax liabilities                      (177,700)   (203,300)
                                                       ---------   ---------
   Net deferred tax asset after valuation allowance    $ 101,300   $  80,600
                                                       =========   =========

In 1992, available tax planning strategies served as the only basis for determining the amount of the net deferred tax asset to be recognized. As a result, a full valuation allowance was recorded in 1992, except for the $43.0 million recognized pursuant to a tax planning strategy based upon the Company's ability to change the method of valuing inventories from LIFO to FIFO. In 1994 and 1993, the Company determined that it was more likely than not that sufficient future taxable income would be generated to justify increasing the net deferred tax asset after valuation allowance. Accordingly, the Company recognized an additional deferred tax asset of $20.7 million and $37.6 million in 1994 and 1993, respectively.

Significant components of the provision for income taxes are as follows:

                                          1994       1993     1992
                                        ---------  ---------  -----
                                          (DOLLARS IN THOUSANDS)
  Current taxes payable:
   Federal (alternative minimum tax)    $  4,016   $     --   $  --
   State and foreign                           8         89     156
  Deferred taxes payable                 (20,700)   (37,600)     --
                                        --------   --------   -----
    Total tax provision (credit)        $(16,676)  $(37,511)  $ 156
                                        ========   ========   =====

The reconciliation of the income tax computed at the federal statutory tax rates to the recorded total tax provision (credit) is:

                                                                1994        1993        1992
                                                             ----------  ----------  ----------
                                                                   (DOLLARS IN THOUSANDS)
Tax at federal statutory rates                                $ 53,100   $(103,700)   $(25,300)
Benefit of operating loss carryforward                         (84,100)         --          --
NOL carryforward for which no benefit was recognized                --      51,500      35,856
Temporary deductible differences for which no benefit was
 recognized (net)                                               20,600      22,600      10,400
Extraordinary item                                                  --          --     (17,000)
Depletion                                                           --          --      (2,300)
Dividend exclusion                                              (1,600)     (1,600)     (1,600)
Alternative minimum tax                                          4,016          --          --
Other                                                           (8,692)     (6,311)        100
                                                              --------   ---------    --------

  Total tax provision (credit)                                $(16,676)  $ (37,511)   $    156
                                                              ========   =========    ========

At December 31, 1994, the Company had unused NOL carryforwards of approximately $286.9 million which expire as follows: $70.5 million in 2006, $99.4 million in 2007 and $117.0 million in 2008.

To date, the Company believes that it has not undergone an ownership change for federal income tax purposes, as described in Section 382 of the Internal Revenue Code. However, there can be no assurance that the Company will not undergo such a change in the future. Future events, some of which may be beyond the Company's control, could cause an ownership change. An ownership change may substantially limit the Company's ability to offset future taxable income with its net operating loss carryforwards.

At December 31, 1994, the Company had unused alternative minimum tax credit carryforwards of approximately $8.0 million which may be applied to offset its future regular federal income tax liabilities. These tax credits may be carried forward indefinitely.


NOTE I - WEIRTON LIABILITIES

On January 11, 1984, the Company completed the sale of substantially all of the assets of its Weirton Steel Division ("Weirton") to Weirton Steel Corporation. In connection with the sale of Weirton, the Company retained certain existing and contingent liabilities (the "Weirton Liabilities") including the Weirton Benefit Liabilities, which consist of, among other things, pension benefits for the then active employees based on service prior to the sale, pension, life and health insurance benefits for the then retired employees and certain environmental liabilities.

As part of the 1984 sale of a 50% interest in the Company to NKK, FOX agreed, as between FOX and the Company, to provide in advance sufficient funds for payment and discharge of, and to indemnify the Company against, all obligations and liabilities of the Company, whether direct, indirect, absolute or contingent, incurred or retained by the Company in connection with the sale of Weirton. As part of the 1990 ownership transaction whereby NKK purchased an additional 20% ownership in the Company, the Company released FOX from indemnification of $146.6 million of certain defined Weirton Benefit Liabilities. FOX also reaffirmed its agreement to indemnify the Company for Weirton environmental liabilities as to which the Company is obligated to Weirton Steel Corporation. On May 4, 1993, the Company released FOX from an additional $67.8 million of previously unreleased Weirton Benefit Liabilities in connection with an early redemption of 10,000 shares of Series B Preferred Stock. During January 1994, FOX sold substantially all of its 3,400,000 shares of Class B Common Stock. In connection with the IPO, the Company entered into an agreement (the "Definitive Agreement") with FOX and NKK which amends certain terms and conditions of the Recapitalization Agreement. Pursuant to the Definitive Agreement, FOX paid the Company $10.0 million as an unrestricted prepayment for environmental obligations which may arise after such prepayment and for which FOX has previously agreed to indemnify the Company. Such prepayment accrues interest at a variable interest rate based upon prime rate. The interest on such prepayment was 11% at December 31, 1994. The Company is required to repay to FOX portions of $10.0 million to the extent the Company's expenditures for such environmental liabilities do not reach specified levels by certain dates over a twenty year period. FOX retains responsibility to indemnify the Company for remaining environmental liabilities arising after such prepayment and in excess of $10.0 million (as reduced by any above described repayments to FOX). At December 31, 1994, the Company has recorded a liability payable to FOX which totals $10.0 million.

At December 31, 1994, the net present value of the released Weirton Benefit Liabilities, based upon a discount factor of 12.0% per annum, is $138.1 million. FOX continues to indemnify the Company for the remaining unreleased Weirton Benefit Liabilities and other liabilities. Since the Company is indemnified by FOX for such remaining liabilities, they are not recorded in the Company's consolidated balance sheet. Such Weirton Liabilities are comprised of (i) the unreleased Weirton Benefit Liabilities, the amount of which, based on the Company's actuarial analysis, approximates the aggregate remaining dividend and redemption payments of $104.8 million with respect to the Series B Preferred Stock and (ii) other contingent liabilities, such as environmental liabilities, that are not currently estimable.

NOTE J - UNUSUAL ITEMS

During 1994, the Company recorded a net unusual credit aggregating $135.9 million relating to the receipt of proceeds from an antitrust lawsuit with the B&LE, the decision to reopen NSPC and the restructuring of the salaried non-represented workforce. (See Note O - Temporary Idling of National Steel Pellet Company, regarding the reopening of NSPC.)

During the fourth quarter of 1994, the Company finalized and implemented a plan to reduce the salaried non-represented workforce by approximately 400 employees. Accordingly, an unusual charge of $34.2 million, $25.6 million net of tax, was recorded at December 31, 1994. This charge and the amount reserved at December 31, 1994 was comprised of: OPEB's $22.0 million, severance $10.9 million, a pension credit of $1.8 million and other charges totalling $3.1 million. The severance and other charges will require the utilization of cash within the next twelve months, whereas the net OPEB and pension charge will require the utilization of cash over the retirement lives of the affected employees. The Company expects to record an additional charge of approximately $5.0 million during the first quarter of 1995 related to this matter.

On January 24, 1994, the United States Supreme Court denied the B&LE petition to hear the appeal in the Iron Ore Antitrust Litigation, thus sustaining the judgment in favor of the Company against the B&LE. On February 11, 1994, the Company received $111.0 million, including interest, in satisfaction of this judgment, which was recorded as an unusual gain during the first quarter of 1994. Pursuant to the terms of the 1993 Settlement Agreement, approximately $11 million of the proceeds were deposited into a VEBA Trust established to prefund the Company's retiree OPEB obligation with respect to USWA represented employees.

During 1993, the Company recorded unusual charges which totaled $111.0 million, primarily relating to the temporary idling of NSPC. (See Note O - Temporary Idling of National Steel Pellet Company.) A fourth quarter charge of $108.6 million was recorded to recognize various liabilities incurred in connection with the idling, most notably pensions and postemployment benefits. Additionally, the Company recorded a charge of $4.5 million relating to the acceptance by represented office and technical employees of a voluntary pension window offered by the Company as a part of its functional consolidation and reorganization plan.

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

NOTE K - RELATED PARTY TRANSACTIONS

Summarized below are transactions between the Company and NKK, FOX and the Company's affiliated companies accounted for under the equity method.

The Company had borrowings outstanding with an NKK affiliate totaling $330.0 million and $343.3 million as of December 31, 1994 and 1993, respectively. (See Note C - Long Term Obligations and Related Party Indebtedness.) Accounts receivable and accounts payable with related parties totalled $3.2 million and $2.5 million, respectively, at December 31, 1994 and 1993. During 1994, the Company purchased approximately $20.8 million of slabs produced by NKK, with such purchases made from trading companies in arms' length transactions.

The Company's selling, general and administrative expenses for 1992 included charges of $2.2 million for facilities provided and direct services performed by FOX for the benefit of the Company, all of which arrangements have expired or have been terminated. During January 1994, FOX completed the sale of substantially all of its 3,400,000 shares of Class B Common Stock.

In both 1994 and 1993, cash dividends of $4.0 million were paid on the Series A Preferred Stock. Accrued dividends of $0.6 million were recorded as of December 31, 1994 and 1993 related to the Series A Preferred Stock. For 1994 and 1993, Series B Preferred Stock dividend payments totaling $8.1 million and $12.0 million were made through the release and payment of $7.1 million and $10.6 million of previously unreleased Weirton Benefit Liabilities and $1.0 million and $1.4 million of cash to reimburse FOX for an obligation previously incurred in connection with certain Weirton Liabilities, respectively. At December 31, 1994 and 1993, accrued dividends related to the Series B Preferred Stock totalled $1.3 million and $1.2 million, respectively.

The Company is contractually required to purchase its proportionate share of raw material production from certain affiliated companies. Such purchases of raw materials and services aggregated $87.0 million in 1994, $65.9 million in 1993 and $63.3 million in 1992. Additional expenses were incurred in connection with the operation of a joint venture agreement. (See Note M - Other Commitments and Contingencies.) Accounts payable at December 31, 1994 and 1993 included amounts with affiliated companies accounted for by the equity method of $24.1 million and $29.1 million, respectively.

NOTE L - ENVIRONMENTAL LIABILITIES

The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. Because these environmental laws and regulations are quite stringent and are generally becoming more stringent, the Company has expended, and can be expected to expend in the future, substantial amounts for compliance with these laws and regulations.

It is the Company's policy to expense or capitalize, as appropriate, environmental expenditures that relate to current operating sites.
Environmental expenditures that relate to past operations and which do not contribute to future or current revenue generation are expensed. With respect to costs for environmental assessments or remediation activities, or penalties or fines that may be imposed for noncompliance with such laws and regulations, such costs are accrued when it is probable that liability for such costs will be incurred and the amount of such costs can be reasonably estimated. The Company has recorded approximately $1.2 million and $1.7 million for these items at December 31, 1994 and 1993, respectively.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible party ("PRP") at a number of off-site CERCLA or state superfund site proceedings. At some of these sites, any remediation costs incurred by the Company would constitute liabilities for which Foxmeyer Health Corporation, formerly known as National Intergroup, Inc., (collectively with its subsidiaries, "FOX") is required to indemnify the Company ("FOX Environmental Liabilities"). In addition, at some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability. With respect to those sites for which the Company has sufficient information to estimate its potential liability, the Company has recorded an aggregate liability for CERCLA claims of approximately $4.1 million and $2.0 million as of December 31, 1994 and 1993, respectively, which it anticipates paying over the next several years.

In connection with those sites involving FOX Environmental Liabilities, in January, 1994, the Company received $10.0 million from FOX as an unrestricted prepayment for such liabilities for which the Company recorded $10.0 million as a liability in its consolidated balance sheet. The Company is required to repay FOX portions of the $10.0 million to the extent the Company's expenditures for such FOX Environmental Liabilities do not meet specified levels by certain dates over a twenty year period. FOX will continue to be obligated to indemnify the Company for all other FOX Environmental Liabilities (i) arising before such prepayment or (ii) arising after such prepayment and exceeding the $10.0 million prepayment. (See Note I - Weirton Liabilities.) The balance in this liability totalled $10.0 million at December 31, 1994.

The Company has also recorded the reclamation and other costs to restore its coal and iron ore mines at its shutdown locations to their original and natural state, as required by various federal and state mining statutes. The Company has recorded an aggregate liability of approximately $11.8 million and $8.0 million at December 31, 1994 and 1993, respectively, relating to these properties.

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. However, although the outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. For a full discussion of environmental liabilities see "Part 1, Item 3 - Legal Proceedings."

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


NOTE M - OTHER COMMITMENTS AND CONTINGENCIES

The Company has an agreement providing for the availability of raw material loading and docking facilities through 2002. Under this agreement, the Company must make advance freight payments if shipments fall below the contract requirements. At December 31, 1994, the maximum amount of such payments, before giving effect to certain credits provided in the agreement, totaled approximately $16 million or $2 million per year. During the three years ended December 31, 1994, no advance freight payments were made as the Company met all of the contract requirements. The Company anticipates meeting the specified contract requirements in 1995.

In September 1990, the Company entered into a joint venture agreement to build a $240 million continuous galvanizing line to serve North American automakers. This joint venture, which was completed in 1993, coats steel products for the Company and an unrelated third party. The Company is a 10% equity owner of the facility, an unrelated third party is a 50% owner, and a subsidiary of NKK owns the remaining 40%. The Company has contributed $5.9 million in equity capital, which represents its total equity requirement. In addition, the Company is committed to utilize and pay a tolling fee in connection with 50% of the available line-time of the facility. The agreement extends for 20 years after the start of production, which commenced in January 1993.

In March 1992, a wholly-owned subsidiary of the Company finalized a turnkey contract for the construction and permanent financing of the Pickle Line servicing the Great Lakes Division. The total financing commitment amounted to $110 million. During 1993 the Company utilized $20 million of the proceeds from the IPO to reduce the amount of construction borrowings outstanding and the total commitment to $90 million. As of December 31, 1993 the construction period financing was being provided by the contractor and was not a liability of the Company. In January 1994, upon completion and acceptance of the Pickle Line, the permanent financing commenced with repayment occurring over a fourteen-year period. The Pickle Line is not subject to the lien securing the Company's First Mortgage Bonds, but is subject to a first mortgage in favor of the lender.

In May 1992, the Company signed an agreement to enter into a joint venture with an unrelated third party. The joint venture, Double G Coatings Company, L.P. ("Double G"), of which the Company owns 50%, constructed a $90 million steel coating facility near Jackson, Mississippi to produce galvanized and Galvalume(R) steel sheet for the metal buildings market. Approximately 20% of the total cost was financed equally through partners' capital contributions with the remaining 80% financed by a group of third party lenders. As of December 31, 1994, the Company has invested $8.5 million in capital contributions. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line time at the facility through May 10, 2004. This facility commenced production in May 1994.

In August 1992, Double G entered into a loan agreement with a consortium of lenders that provides up to $75 million in construction-period financing which converted to a 10 year loan upon completion and acceptance of the facility by Double G. In May 1994, upon completion and acceptance of the facility, Double G borrowed $59.7 million under the loan agreement. Repayment of the permanent loan is scheduled to commence 18 months after completion and acceptance of the facility. Double G provided a first mortgage on its property, plant and equipment and the Company has separately guaranteed $27.4 million of the debt as of December 31, 1994.

The Company has agreements to purchase approximately 1.4 million gross tons of iron ore pellets per year through 1999 from an affiliated company, and .5 million gross tons in 1995 from various non-affiliated companies. In 1995, purchases under such agreements will approximate $50 million and $16 million, respectively. The Company is currently renegotiating its purchase agreement for iron ore pellets with its affiliated Company. Additionally, the Company has agreed to purchase its proportionate share of the limestone production of an affiliated company, which will approximate $2 million per year.

The Company is guarantor of specific obligations of ProCoil Corporation, an affiliated company, approximating $10.3 million and $10.8 million at December 31, 1994 and 1993, respectively.

For a discussion regarding other contingent liabilities see "Part 1, Item 3 - Legal Proceedings."

NOTE N - EXTRAORDINARY ITEM

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

During 1992, the Company recorded an extraordinary charge of $50 million, representing management's best estimate of its liability for UMWA beneficiaries. Based upon preliminary assignments from the Secretary of Health and Human Services received during 1994 and 1993, the Company believes this reserve is adequate. However, the amount is subject to future adjustment when additional information relating to beneficiaries becomes available.


NOTE O - TEMPORARY IDLING OF NATIONAL STEEL PELLET COMPANY

NSPC was temporarily idled in October 1993, following a strike by the USWA on August 1, 1993, and the subsequent decision to satisfy the Company's iron ore pellet requirements from external sources. At December 31, 1993, it was the previous management's intention to externally satisfy its iron ore pellet requirements for a period of at least three years, which would have caused NSPC to remain idle for that period. In the absence of specific guidance related to the idling, the Company determined that, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"), a contingent liability of $108.6 million related to the idle period had been incurred, which was recorded as an unusual charge during the fourth quarter of 1993. (See Note J - Unusual Items.) This charge and the amount reserved at December 31, 1993 was primarily comprised of employee benefits such as pensions and OPEBs, which totaled $68.6 million, along with $40.0 million of expenses directly related to the idling of the facility. The $40.0 million idle reserve was comprised of salary and benefits ($17.4 million), utilities ($5.2 million), noncancelable leases ($3.3 million), production taxes ($7.3 million), supplies ($3.2 million) and other miscellaneous expenses related to the idling ($3.6 million). Substantially all components of the $108.6 million reserve were expected to require the future utilization of cash. Minnesota law requires that an idled facility be maintained in a "hot idled" mode for a period of one year, which significantly increased the cost to idle NSPC. None of the $108.6 million reserve, including the $40.0 million related to the idle period, related to the current or future procurement of iron ore pellets from outside sources in the marketplace.

Effective June 1, 1994, the Company's Board of Directors appointed a new Chief Operating Officer and President, a new Chief Financial Officer and Senior Vice President, and a new Vice President-Human Resources. Earlier in the year, new USWA presidents were elected at both the international and local levels. In an effort to reduce delivered iron ore pellet costs and improve pellet mix, as well as to strengthen the cooperative partnership approach to labor relations, management considered the feasibility of reopening the NSPC facility.
Management determined that if a total reduction of $4 per gross ton in delivered pellet costs from pre-strike costs could be achieved, NSPC could be reopened on a cost effective basis. After a series of negotiations, a labor agreement (the "NSPC Labor Agreement") was reached between the USWA and NSPC. The NSPC Labor Agreement led to negotiations with other stakeholders such as public utilities, transportation companies, property owners and suppliers and resulted in the achievement of the requisite $4 per gross ton reduction in delivered pellet costs and the reopening of the facility in August 1994. During the third quarter of 1994, the Company recorded start-up expenses of $4.4 million and $2.1 million of expenses related to the NSPC labor agreement. These expenses were directly related to the reopening of NSPC and were charged to cost of products sold.

The reopening of NSPC necessitated a reevaluation of the unexpended portion of the $108.6 million reserve recorded during 1993 related to the idling of the facility. As 179 employees had accepted a one month pension window offered by NSPC during the third quarter of 1994, the Company was able to finalize the accounting for the charges related to pensions and OPEB's. Accordingly, approximately $39.3 million of the $68.6 million unusual charge related to employee benefits was reversed during the third quarter of 1994. The remaining employee benefit reserve of $29.3 million at December 31, 1994 relates to the cost of the aforementioned early retirement window, which will be paid over the remaining lives of the retirees.

As discussed in further detail below, approximately $20.2 million of the $40.0 million idle reserve had been expended in 1994 during the eight month idle period. Upon the reopening of NSPC, the remaining balance of $19.8 million was reversed, bringing the $40.0 million idle reserve balance to zero at December 31, 1994.

The following represents the components of the $108.6 million reserve recorded at December 31, 1993, the cash utilizations during the idle period, the adjustments to the reserve upon the reopening of NSPC and the balance at December 31, 1994:

                                 DECEMBER 31,                                   DECEMBER 31,
                                     1993      UTILIZATIONS(1)  ADJUSTMENTS(2)     1994(3)
                                 ------------  ---------------  --------------  ------------
                                                     (DOLLARS IN THOUSANDS)
  Salary and Benefits                $ 17,444      $ (6,411)       $(11,033)       $    --
  Utilities                             5,170        (3,161)         (2,009)            --
  Leases                                3,300        (1,690)         (1,610)            --
  Production taxes                      7,296        (7,296)             --             --
  Supplies                              3,200          (775)         (2,425)            --
  Other                                 3,590          (820)         (2,770)            --
                                     --------      --------        --------        -------
     Total Idle Reserve                40,000       (20,153)        (19,847)            --
                                     --------      --------        --------        -------
  Special Pension Termination          31,893            --         (13,297)        18,596
  OPEB Curtailment                     36,697            --         (25,957)        10,740
                                     --------      --------        --------        -------
     Total                           $108,590      $(20,153)       $(59,101)       $29,336
                                     ========      ========        ========        =======

(1) All utilizations required the use of cash except for a total of $1.2 million related to Salary and Benefits and Other.

(2)  All adjustments were directly related to the reopening of NSPC.

(3) Balances remaining for Special Pension Termination charges and OPEB Curtailment charges are carried in the accrued liabilities for pensions and OPEB's, respectively, and are related to an early retirement window offered by NSPC in August 1994.



As mentioned previously, the Company followed the guidance provided by SFAS 5 in accounting for the idling of NSPC. During August 1994, the Emerging Issues Task Force (the "EITF") issued EITF 94-3 regarding accounting for restructuring charges. Additionally, in November 1994 and January 1995, the EITF expressed its conclusions regarding when a company should recognize a liability for costs, other than employee termination benefits, that are directly associated with a plan to exit an activity. Certain of the costs reflected above may not have been accruable under the EITF's most recent decisions.

At December 31, 1993, the USWA had filed 19 unfair labor practice charges with the National Labor Relations Board (the "NLRB") regarding the NSPC dispute. All NLRB charges have subsequently been dropped.

NOTE P - LONG TERM INCENTIVE PLAN

The Long Term Incentive Plan was established in 1993 in connection with the IPO and has authorized the grant of options for up to 1,100,000 shares of Class B Common Stock to certain executive officers, non-employee directors and other employees of the Company. The exercise price of the options equals the fair market value of the Common Stock on the date of grant. All options granted have ten year terms and generally vest and become fully exercisable at the end of three years of continued employment. However, in the event that termination is by reason of retirement, permanent disability or death, the option must be exercised in whole or in part within 24 months of such occurrences.

The Company currently follows the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires compensation expense for the Company's options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted in 1994 or 1993.

A reconciliation of the Company's stock option activity, and related information, from January 1, 1993 through December 31, 1994 follows:

                                                           EXERCISE
                                                            PRICE
                                               NUMBER     (WEIGHTED
                                              OF OPTIONS   AVERAGE)
                                              ----------  ---------
  Balance outstanding at January 1, 1993             --       --
  Granted                                       755,000     $13.99
  Exercised                                          --
  Forfeited                                    (170,832)
                                               --------

  Balance outstanding at December 31, 1993      584,168     $13.99
                                               --------

  Granted                                       304,500     $14.00
  Exercised                                     (15,056)     14.00
  Forfeited                                    (155,139)
                                               --------

  Balance outstanding at December 31, 1994      718,473     $14.00
                                               ========

  Exercisable at December 31, 1993                5,418
                                               ========

  Exercisable at December 31, 1994              213,973
                                               ========

Outstanding stock options did not enter into the determination of EPS in 1994 or 1993 as their dilutive effect was less than 3%.

NOTE Q - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following are the unaudited quarterly results of operations for the years 1994 and 1993. The quarter ended March 31, 1993 has been restated to reflect adoption of SFAS 112 retroactive to the beginning of the year. The remaining quarters of 1993 were not impacted by the changes. Reference should be made to Note J - Unusual Items concerning adjustments affecting the fourth quarters of 1994 and 1993.

                                                                1994
                                                         THREE MONTHS ENDED,
                                          ---------------------------------------------------
                                           MARCH 31      JUNE 30   SEPTEMBER 30   DECEMBER 31
                                          ---------     --------   ------------   -----------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                 $ 622,738     $650,682     $683,546      $743,307
Gross profit                                 16,978       41,174       56,013        90,269
Unusual charges (credits)                  (110,972)          --      (59,101)       34,213
Net income                                   78,011          841       62,483        27,177

Per share earnings applicable to Common
 Stock:
 Net income (loss)                        $    2.07     $  (0.05)    $   1.64      $   0.67

                                                                1993
                                                         THREE MONTHS ENDED,
                                          ---------------------------------------------------
                                          (RESTATED)
                                           MARCH 31      JUNE 30   SEPTEMBER 30   DECEMBER 31
                                          ---------     --------   ------------   -----------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                 $ 587,398     $622,684     $623,272      $ 585,446
Gross profit (loss)                          (3,737)      19,389       15,055         (3,379)
Unusual charges                                  --           --        3,294        107,672
Loss before cumulative effect of
 accounting change                          (53,665)     (17,463)     (32,479)      (138,801)
Cumulative effect of accounting change      (16,453)          --           --             --
Net loss                                    (70,118)     (17,463)     (32,479)      (138,801)

Per share earnings applicable to Common
 Stock:
 Loss before cumulative effect of
  accounting change                       $   (2.19)    $   (.58)    $   (.97)     $   (3.89)
 Net loss                                 $   (2.81)    $   (.58)    $   (.97)     $   (3.89)

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

   COLUMN A                               COLUMN B               COLUMN C                  COLUMN D       COLUMN E
   --------                              ----------  ----------------------------------  -------------  -------------
                                                                 ADDITIONS
                                                     ----------------------------------
                                         BALANCE AT                       CHARGED TO
                                         BEGINNING      CHARGED TO      OTHER ACCOUNTS -  DEDUCTIONS -   BALANCE AT
  DESCRIPTION                            OF PERIOD   COSTS AND EXPENSE     DESCRIBE        DESCRIBE     END OF PERIOD
  -----------                            ----------  -----------------  ----------------  ------------  -------------
YEAR ENDED DECEMBER 31, 1994
- ----------------------------

RESERVES DEDUCTED FROM ASSETS
  Allowances and discounts on trade
    notes and accounts receivable         $ 21,380      $ 28,504(3)        $     --        $34,699(1)      $ 15,185
  Valuation allowance on deferred
    tax assets                             263,200            --            (55,200)(2)         --          208,000


YEAR ENDED DECEMBER 31, 1993
- ----------------------------

RESERVES DEDUCTED FROM ASSETS
  Allowances and discounts on trade
    notes and accounts receivable         $ 26,385      $ 10,565(3)        $     --        $15,570(1)      $ 21,380
  Valuation allowance on deferred
    tax assets                             189,100            --             74,100 (2)         --          263,200


YEAR ENDED DECEMBER 31, 1992
- ----------------------------

RESERVES DEDUCTED FROM ASSETS
  Allowances and discounts on trade
    notes and accounts receivable         $ 28,058      $ 18,871(3)        $     --        $20,544(1)      $ 26,385
  Valuation allowance on deferred
    tax assets                             139,900(4)         --             49,200 (2)         --          189,100


NOTE 1 - Doubtful accounts charged off, net of recoveries, claims and discounts allowed and reclassification to other assets.

NOTE 2 -  Represents the increase or (decrease) in the net deferred tax asset.

NOTE 3 - Provision for doubtful accounts of $(3,155), $(2,693) and $2,434 for 1994, 1993 and 1992, respectively and other charges consisting primarily of claims for pricing adjustments and discounts allowed.

NOTE 4 - Represents the amount of the valuation allowance at January 1, 1992, the adoption date of SFAS 109.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  EXECUTIVE OFFICERS

The following table sets forth, as of December 31, 1994, certain information with respect to the executive officers of the Company. Executive officers are chosen by the Board of Directors of the Company at the first meeting of the Board after each annual meeting of stockholders. Officers of the Company serve at the discretion of the Board of Directors and are subject to removal at any time.

                              Executive
Name (Age)                  Officer Since                           Position
- ----------                  -------------                           --------

Osamu Sawaragi (66)              1990      Chairman of the Board

V. John Goodwin (51)             1994      President and Chief Operating Officer

Robert M. Greer (59)             1994      Senior Vice President and Chief Financial Officer

Keisuke Murakami (56)            1991      Vice President - Administration

Hiroshi Matsumoto (43)           1994      Vice President and Assistant to the President

David L. Peterson (44)           1994      Vice President and General Manager - Great Lakes Division

Kenneth J. Leonard (46)          1993      Vice President and General Manager - Granite City Division

Robert G. Pheanis (59)           1994      Vice President and General Manager - Midwest Division

William E. Goebel (55)           1993      Vice President - Marketing and Sales

David A. Pryzbylski (45)         1994      Vice President - Human Resources and Secretary

George D. Lukes (48)             1994      Vice President - Quality Assurance and Customer Satisfaction

David A. Chatfield (55)          1987      Vice President - Diversified Businesses, Services and Support

Richard S. Brzenk (52)           1987      Vice President - Information Systems

James L. Wainscott (37)          1991      Treasurer and Assistant Secretary

Carl M. Apel (39)                1992      Corporate Controller, Accounting and Assistant Secretary

Milan J. Chestovich (52)         1985      Assistant Secretary

Certain information with respect to Directors as required by this Item is incorporated by reference from the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 39.

    (2) The financial statement schedule required to be filed by Item 8 is listed on page 38.

All other schedules of National Steel Corporation and subsidiaries for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3)   Exhibits:

    Exhibit
    Number                       Exhibit Description
    ------                       -------------------

    2-A Assets Purchase Agreement between Weirton Steel Corporation and the Company, dated as of April 29, 1983, together with collateral agreements incident to such Assets Purchase Agreement, filed as
           Exhibit 2 to the report of National Intergroup, Inc. on Form 8-K dated January 10, 1984, is incorporated herein by reference.

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

    2-C Stock Purchase and Recapitalization Agreement by and among National Intergroup, Inc., NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and the Company, dated as of June 26, 1990, filed as Exhibit 2 to the current report of the Company on Form 8-K dated July 10, 1990, is incorporated herein by reference.

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

    3-B Form of Amended and Restated By-laws of the Company, filed as Exhibit 3-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

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

    10-G Amended to Amended and Restated Weirton Liabilities Agreement dated July 31, 1991 between National Intergroup, Inc., NII Capital Corporation and the Company, filed as Exhibit 10-H to the annual report of the Company on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

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

    10-R First Amendment to Subordinated Loan Agreement dated December 9, 1991, between NUF Corporation and the Company, filed as Exhibit 4-Q to the annual report of the Company on Form 10-K, for the year ended December 31, 1991, is incorporated herein by reference.

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

    10-Y Purchase and Sale Agreement, dated as of May 16, 1994 between the Company and National Steel Funding Corporation, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q/A for the quarter ended March 31, 1994, is incorporated herein by reference.

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

    10-EE Second Amendment to Amended and Restated Loan Agreement dated May 19, 1993, between NUF Corporation and the Company, filed as Exhibit 10-EE to the annual report of the Company on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

    10-FF Agreement, dated as of May 19, 1993, among the Company and NKK Capital of America, Inc., filed as Exhibit 10-FF to the annual report of the Company on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

    10-GG Employment Agreement, dated October 14, 1993, between the Company and Ronald H. Doerr, former President and Chief Executive Officer of the Company, filed as Exhibit 10-GG to the annual report of the Company on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

    10-HH Amended and Restated Employment Agreement, dated as of May 31, 1994, between the Company and V. John Goodwin, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

    10-II Amended and Restated Employment Agreement, dated as of May 31, 1994, between the Company and Robert M. Greer, filed as Exhibit 10-B to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

    10-JJ Agreement between Ronald H. Doerr and National Steel Corporation, dated as of December 22, 1994, a copy of which is attached hereto.

    10-KK Receivables Purchase Agreement, dated as of March 16, 1994, between the Company and National Steel Funding Corporation, filed as exhibit 10-A to the quarterly report of the Company on Form 10-Q/A for the quarter ended June 30, 1994, is incorporated herein by reference.

    21 List of Subsidiaries of the Company, a copy of which is attached hereto.

    23     Consent of Independent Auditors, a copy of which is attached hereto.

    27     Financial Data Schedule, a copy of which is attached hereto.

(b) No reports on Form 8-K were filed during the last quarter of 1994.

(c) Exhibits 10-JJ, 21, 23 and 27, which are required by Item 601 of Regulation S-K are filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mishawaka, State of Indiana, on March 9, 1995.

                          NATIONAL STEEL CORPORATION

                            By:              /s/ Robert M. Greer
                               -------------------------------------------------
                                               Robert M. Greer
                               Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 9, 1995.

                NAME                                TITLE
                ----                                -----

        /s/ Osamu Sawaragi       Director and Chairman
     --------------------------
           Osamu Sawaragi


        /s/ V. John Goodwin      Director, President and Chief Operating Officer
     --------------------------
          V. John Goodwin


        /s/ Keisuke Murakami     Director Vice President - Administration
     --------------------------
          Keisuke Murakami


       /s/ Hiroshi Matsumoto     Director, Vice President and Assistant to the
     --------------------------  President
         Hiroshi Matsumoto


      /s/ Edwin V. Clarke, Jr.   Director
     --------------------------
        Edwin V. Clarke, Jr.


         Frank J. Lucchino       Director
     --------------------------
         Frank J. Lucchino


        /s/ Masayuki Hanmyo      Director
     --------------------------
          Masayuki Hanmyo


        /s/ Kenichiro Sekino     Director
     --------------------------
         Kenichiro Sekino


       /s/ Robert J. Slater      Director
     --------------------------
         Robert J. Slater


        /s/ Robert M. Greer      Senior Vice President and Chief Financial
     --------------------------  Officer
          Robert M. Greer


         /s/ Carl M. Apel        Corporate Controller, Accounting and Assistant
     --------------------------  Secretary
           Carl M. Apel

                           NATIONAL STEEL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX

                          YEAR ENDED DECEMBER 31, 1994



    10-JJ Agreement between Ronald H. Doerr and National Steel Corporation, dated December 22, 1994, a copy of which is attached hereto.

    21 List of Subsidiaries of the Company, a copy of which is attached hereto.

    23 Consent of Independent Auditors, a copy of which is attached hereto.

    27 Financial Statement Data Schedule, a copy of which is attached hereto.