Form 10-Q
period 1995-03-31
NATIONAL STEEL CORP
filed 1995-05-11
CIK 70578

                                                                    1995
                                                                FIRST QUARTER



                                F O R M  1 0 - Q



                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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


The number of shares outstanding of the Registrant's Common Stock $ .01 par value, as of April 30, 1995, was 43,276,156 shares.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                            PAGE
                                                           ----


     Statements of Consolidated Income -
      Three Months Ended March 31, 1995 and 1994            3


     Consolidated Balance Sheets -
      March 31, 1995 and December 31, 1994                  4


     Statements of Consolidated Cash Flows -
      Three Months Ended March 31, 1995 and 1994            5


     Statements of Changes in Consolidated
      Stockholders' Equity and Redeemable
      Preferred Stock - Series B -
      Three Months Ended March 31, 1995 and
      Year Ended December 31, 1994                          6


     Notes to Consolidated Financial Statements             7


     Management's Discussion and Analysis of
      Financial Condition and Results of Operations        10



PART II.  OTHER INFORMATION


     Legal Proceedings                                     14


     Exhibits and Reports on Form 8-K                      16

                        PART I. - FINANCIAL INFORMATION

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)
                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                          1995        1994
                                                        --------   ---------
NET SALES                                               $752,676   $ 622,738

Cost of products sold                                    618,716     571,659
Selling, general and administrative                       34,315      36,426
Depreciation, depletion and amortization                  36,833      34,101
Equity (income) loss of affiliates                        (1,381)        223
Restructuring charge                                       5,336         --
                                                        --------   ---------
INCOME (LOSS) FROM OPERATIONS                             58,857     (19,671)

Other (Income) Expense
  Interest and other financial income                     (2,748)       (581)
  Interest and other financial expense                    14,076      16,196
  Litigation judgment                                        --     (110,972)
                                                        --------   ---------
                                                          11,328     (95,357)
                                                        --------   ---------

INCOME BEFORE INCOME TAXES                                47,529      75,686

Income tax provision (credit)                              2,835      (2,325)
                                                        --------   ---------

NET INCOME                                                44,694      78,011
Less preferred stock dividends                             2,740       2,740
                                                        --------   ---------

  Net income applicable to Common Stock                 $ 41,954   $  75,271
                                                        ========   =========

PER SHARE DATA APPLICABLE TO COMMON STOCK:

NET INCOME APPLICABLE TO COMMON STOCK                   $   1.02   $    2.07
                                                        ========   =========

Weighted average shares outstanding (in thousands)        40,976      36,361

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

ASSETS
                                                                     MARCH 31,     DECEMBER 31,
                                                                       1995            1994
                                                                    -----------    -----------
Current assets
  Cash and cash equivalents                                         $   237,663    $   161,946
  Receivables - net                                                     315,758        292,869
  Inventories:
    Finished and semi-finished products                                 284,065        261,480
    Raw materials and supplies                                          104,419        106,532
                                                                    -----------    -----------
                                                                        388,484        368,012
                                                                    -----------    -----------

          Total current assets                                          941,905        822,827

Investments in affiliated companies                                      58,157         57,676
Property, plant and equipment                                         3,382,230      3,360,467
  Less:  Allowance for depreciation,
    depletion and amortization                                       (2,002,673)    (1,966,539)
                                                                    -----------    -----------
                                                                      1,379,557      1,393,928
Other assets                                                            232,428        224,954
                                                                    -----------    -----------

          TOTAL ASSETS                                              $ 2,612,047    $ 2,499,385
                                                                    ===========    ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $   221,130    $   272,586
  Accrued liabilities                                                   294,995        289,943
  Long term obligations and related party indebtedness
    due within one year                                                 173,090         35,669
                                                                    -----------    -----------

          Total current liabilities                                     689,215        598,198

Long term obligations                                                   352,977        360,375
Long term indebtedness to related parties                               169,496        310,409
Other long term liabilities                                             833,935        810,292

Redeemable Preferred Stock - Series B                                    66,155         66,530

Stockholders' equity
  Common Stock - par value $.01:
    Class A - authorized 30,000,000 shares;
      issued and outstanding 22,100,000 shares                              221            221
    Class B - authorized 65,000,000 shares;
      issued and outstanding 21,176,156 shares
      in 1995 and 14,261,100 shares in 1994                                 212            143
  Preferred Stock - Series A                                             36,650         36,650
  Additional paid-in-capital                                            465,190        360,525
  Retained deficit                                                       (2,004)       (43,958)
                                                                    -----------    -----------
        Total stockholders' equity                                      500,269        353,581
                                                                    -----------    -----------

          TOTAL LIABILITIES, REDEEMABLE PREFERRED
            STOCK AND STOCKHOLDERS' EQUITY                          $ 2,612,047    $ 2,499,385
                                                                    ===========    ===========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                         1995           1994
                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 44,694       $ 78,011
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization                           36,833         34,101
      Carrying charges related to facility
        sales and plant closings                                          6,078          7,855
      Equity (income) loss of affiliates                                 (1,381)           223
      Dividends from affiliates                                             900            900
      Postretirement benefits                                            20,922         12,977
      Deferred income taxes                                              (7,100)        (5,400)
  Cash provided (used) by working capital items:
      Receivables                                                       (22,889)       (23,531)
      Inventories                                                       (20,472)        38,993
      Accounts payable                                                  (51,456)       (60,083)
      Accrued liabilities                                                 4,986           (799)
  Other                                                                    (797)         7,458
                                                                       --------       --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                          10,318         90,705

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of plant and equipment                                      (21,763)       (71,245)
                                                                       --------       --------
      NET CASH USED BY INVESTING ACTIVITIES                             (21,763)       (71,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Class B Common Stock                                      104,734             --
  Debt repayments                                                       (10,890)       (35,731)
  Borrowings                                                                 --         87,950
  Payment of released Weirton benefit liabilities                        (3,633)        (5,414)
  Dividend payments on Preferred Stock-Series A                          (1,016)        (1,016)
  Dividend payments on Preferred Stock-Series B                            (848)           (87)
  Payment of unreleased Weirton liabilities and
    their release in lieu of cash dividends on
    Preferred Stock-Series B                                             (1,185)        (1,946)
                                                                       --------       --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                          87,162         43,756
                                                                       --------       --------



NET INCREASE IN CASH AND CASH EQUIVALENTS                                75,717         63,216
Cash and Cash Equivalents, Beginning of the Period                      161,946          5,322
                                                                       --------       --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                           $237,663       $ 68,538
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

                                                                                                              REDEEMABLE
                                        COMMON    COMMON   PREFERRED  ADDITIONAL                  TOTAL       PREFERRED
                                       STOCK -    STOCK -   STOCK -    PAID-IN-    RETAINED   STOCKHOLDERS'    STOCK -
                                       CLASS A    CLASS B  SERIES A    CAPITAL     DEFICIT        EQUITY       SERIES B
                                      ----------  -------  ---------  ----------  ----------  --------------  ----------

BALANCE AT JANUARY 1, 1994               $221      $143     $36,650    $360,314   $(207,366)     $189,962       $68,030
Net income                                                                          168,512       168,512
Amortization of excess of book
  value over redemption value
  of Redeemable Preferred Stock
  - Series B                                                                          1,500         1,500        (1,500)
Cumulative dividends on Preferred
  Stocks - Series A and B                                                           (12,538)      (12,538)
Exercise of Stock Options                                                   211                       211
Minimum pension liability                                                             5,934         5,934
                                         ----      ----     -------    --------   ---------      --------       -------
BALANCE AT DECEMBER 31, 1994              221       143      36,650     360,525     (43,958)      353,581        66,530
Net income                                                                           44,694        44,694
Amortization of excess of book
  value over redemption value
  of Redeemable Preferred Stock
  - Series B                                                                            375           375          (375)
Cumulative dividends on Preferred
  Stocks - Series A and B                                                            (3,115)       (3,115)
Issuance of Common Stock - Class B                   69                 104,665                   104,734
                                         ----      ----     -------    --------   ---------      --------       -------
BALANCE AT MARCH 31, 1995                $221      $212     $36,650    $465,190   $  (2,004)     $500,269       $66,155
                                         ====      ====     =======    ========   =========      ========       =======




See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995 (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature, except for the unusual items discussed in Note 2. The financial results presented for the three-month period ended March 31, 1995 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K") contains additional information and should be read in conjunction with this report.

Certain items in prior years have been reclassified to conform with the current year presentation.


NOTE 2 - RESTRUCTURING CHARGE

Reduction in Workforce - During the fourth quarter of 1994, the Company finalized and implemented a plan that resulted in a workforce reduction of approximately 400 salaried nonrepresented employees. Accordingly, a restructuring charge of $34.2 million, $25.6 million net of tax, was recorded during the fourth quarter of 1994. This charge and the amount reserved was comprised of retiree medical benefits ("OPEB") of $22.0 million, severance of $10.9 million, a pension credit of $1.8 million and other charges totaling $3.1 million.

During the first quarter of 1995, the Company recorded, as expected, an additional restructuring charge of $5.3 million, $3.6 million net of tax, as a result of the various elections made by the terminated employees during the first quarter of 1995. This charge was comprised of OPEB's of $4.5 million, severance of $1.6 million, and a pension credit of $.8 million.

The following represents the components of the $34.2 million reserve recorded at December 31, 1994, the cash utilizations during the first quarter of 1995, the components of the additional $5.3 million restructuring charge recorded at March 31, 1995 and the balance of the reserve at March 31, 1995.



                      BALANCE                                     BALANCE
                   DECEMBER 31,       CASH       FIRST QUARTER   MARCH 31,
                       1994       UTILIZATIONS    ADJUSTMENTS       1995
                   -------------  -------------  --------------  ----------
                                    (DOLLARS IN MILLIONS)

      OPEB             $22.0         $  0.0           $ 4.5         $26.5
      Severance         10.9          (11.4)            1.6           1.1
      Pensions          (1.8)           0.0            (0.8)         (2.6)
      Other              3.1           (0.4)            0.0           2.7
                       -----         ------           -----         -----

                       $34.2         $(11.8)          $ 5.3         $27.7
                       =====         ======           =====         =====


The remaining OPEB and pension balances will require the utilization of cash over the retirement lives of the affected employees. The aggregate balance of $3.8 million related to severance and other will require the utilization of cash within the 1995 fiscal year. The Company does not expect to record any additional charges associated with this reduction in workforce.

NOTE 3 - LITIGATION JUDGMENT

Bessemer & Lake Erie Railroad (the "B&LE") Litigation Judgment - On January 24, 1994, the United States Supreme Court denied the B&LE's petition for certiorari in the Iron Ore Antitrust Litigation, thus sustaining the Company's judgment against the B&LE. On February 11, 1994, the Company received $111.0 million, including interest, in satisfaction of this judgment. This gain has been reclassified from Income from Operations to Other Income to more properly reflect the trend in operating income and had no effect on net income or earnings per share as previously reported. The Company used $40.6 million of the proceeds to repurchase a portion of its outstanding First Mortgage Bonds. Pursuant to the terms of the 1993 labor agreement between the Company and the United Steelworkers of America (the "USWA"), approximately $11 million of the proceeds were deposited into a Voluntary Employee Benefits Association trust established to fund the Company's OPEB obligation with respect to USWA represented employees. The Company did not recognize any income taxes associated with these proceeds, other than alternative minimum tax of $3.1 million, as regular federal income tax expense was offset by the utilization of previously reserved tax assets.


NOTE 4 - PRIMARY OFFERING OF CLASS B COMMON STOCK AND USE OF PROCEEDS TO PREPAY DEBT

On February 1, 1995, the Company completed a primary offering of 6,900,000 shares of Class B Common Stock, bringing the total number of shares of Class B Common Stock issued and outstanding to 21,176,156. Subsequent to the offering, NKK Corporation, through its ownership of all 22,100,000 issued and outstanding shares of Class A Common Stock, holds 67.6% of the combined voting power of the Company. The remaining 32.4% of the combined voting power is held by the public. The issuance of the additional shares of Class B Common Stock generated net proceeds of approximately $104.7 million. During the third quarter of 1995, the Company intends to use all of the proceeds from this offering, along with an additional amount which will be funded from the Company's available cash, to prepay a portion of the related party debt associated with the rebuild of the No. 5 Coke Oven Battery serving the Great Lakes Division.


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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible party ("PRP") at a number of off-site CERCLA or state superfund site proceedings. At some of these sites, any remediation costs incurred by the Company would constitute liabilities for which FoxMeyer Health Corporation ("FOX") is required to indemnify the Company ("FOX Environmental Liabilities"). In addition, at some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability.

In connection with those sites involving FOX Environmental Liabilities, in January 1994, the Company received $10.0 million from FOX as an unrestricted prepayment for such liabilities for which the Company recorded $10.0 million as a liability in its consolidated balance sheet. The Company is required to repay FOX portions of the $10.0 million to the extent the Company's expenditures for such FOX Environmental Liabilities do not meet specified levels by certain dates over a twenty year period. At both March 31, 1995 and December 31, 1994, the balance recorded as prepaid FOX Environmental Liabilities totaled $10.0 million.

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

As any of these environmental matters discussed above progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. However, although the outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company recorded an aggregate environmental liability of approximately $17.5 million and $17.1 million at March 31, 1995 and December 31, 1994, respectively.

Since 1989, the United States Environmental Protection Agency (the "EPA") and the eight Great Lakes states have been developing the Great Lakes initiative, which will impose water quality standards that are even more stringent than the best available technology standards currently being enforced. On March 23, 1995, the EPA published the final "Water Quality Guidance for the Great Lakes System" (the "Guidance Document"). The Guidance Document establishes minimum water quality standards and other pollution control policies and procedures for waters within the Great Lakes System. Although all of the impacts of the Guidance Document are not yet known, preliminary studies conducted by the American Iron and Steel Institute prior to the original publication of the Guidance Document in proposed form in April 1993 estimated that the potential capital cost for a fully integrated steel mill to comply with draft standards under the Great Lakes Initiative could range from approximately $50 million to $175 million and the potential annual operating and maintenance cost would be approximately 15% of the estimated capital cost. Until the impacts of the Guidance Document can be fully analyzed, the Company is unable to determine whether such estimates are accurate and whether the Company's actual costs for compliance will be comparable. Although the Company believes only the Great Lakes Division would be required to incur significant costs for compliance, there can be no assurances that such compliance will not have a material adverse effect on the Company's financial condition.

The Company is involved in various non-environmental legal proceedings most of which occur in the normal course of its business. The Company does not believe that the proceedings will have a material adverse effect, either individually or in the aggregate, on the Company's financial condition. However, with respect to certain of the proceedings, if reserves prove to be inadequate and the Company incurs a charge to earnings, such charge could have a material adverse effect on the Company's results of operations for the applicable period.
Certain other proceedings, if decided adversely to the Company, could have a material adverse effect on cash flows.


NOTE 6 - INCOME TAXES

The Company's effective tax rate is lower than the federal statutory rate primarily because of the continued utilization of available operating loss carryforwards. As such, the Company anticipates paying alternative minimum tax at an effective rate of 18.5%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31,
- -----------------------------------------------------------------------------
1995 AND 1994
- -------------


Net Sales
- ---------

Net sales for the first quarter of 1995 totalled $752.7 million, an improvement of $130.0 million, or 20.9%, compared to the corresponding period in 1994. This increase in sales is primarily attributable to a 15.3% increase in shipments and an increase in realized selling prices and was somewhat offset by an unfavorable shift in product mix as certain customers accelerated orders in the fourth quarter of 1994 in anticipation of a 1995 price increase, along with an increase in the percentage of the Company's hot rolled shipments.

Steel shipments for the first quarter of 1995 were a record 1,422,000 tons compared to the 1,233,000 tons shipped during the same period in 1994. This 15.3% improvement is attributable to a number of factors, including an overall increase in demand for the Company's products as well as improved operating practices. Steel shipments during the first quarter of 1994 were adversely impacted by severe winter weather which hindered operations and disrupted shipments.

Cost of Products Sold
- ---------------------

The Company's cost of products sold as a percentage of net sales declined from 91.8% during the first quarter of 1994, to 82.2% during the corresponding 1995 period. This decrease is reflective of improvements in productivity and quality as well as an increase in volume.

Raw steel production was 1,586,000 net tons during the first quarter of 1995, a 16.5% increase compared to the 1,361,000 net tons produced during the same 1994 period. Improved productivity at both of the Company's steelmaking facilities together with an increase in blast furnace production limits at the Granite City Division contributed to this increase. State authorities temporarily increased caster production limits at the Granite City Division in order to compensate for production which will be lost as a result of a planned blast furnace outage which will occur during the second quarter of 1995. Severe winter weather adversely impacted raw steel production during the first quarter of 1994.

Restructuring Charge
- --------------------

During the fourth quarter of 1994, the Company finalized and implemented a plan that resulted in a workforce reduction of approximately 400 salaried nonrepresented employees. Accordingly, a restructuring charge of $34.2 million, $25.6 million net of tax, was recorded during the fourth quarter of 1994. This charge and the amount reserved was comprised of retiree medical benefits ("OPEB") of $22.0 million, severance of $10.9 million, a pension credit of $1.8 million and other charges totaling $3.1 million.

During the first quarter of 1995, the Company recorded, as expected, an additional restructuring charge of $5.3 million, $3.6 million net of tax, as a result of the various elections made by the terminated employees during the first quarter of 1995. This charge was comprised of OPEB's of $4.5 million, severance of $1.6 million, and a pension credit of $.8 million.

The following represents the components of the $34.2 million reserve recorded at December 31, 1994, the cash utilizations during the first quarter of 1995, the components of the additional $5.3 million restructuring charge recorded at March 31, 1995 and the balance of the reserve at March 31, 1995.



                      BALANCE                                     BALANCE
                   DECEMBER 31,       CASH       FIRST QUARTER   MARCH 31,
                       1994       UTILIZATIONS    ADJUSTMENTS       1995
                   -------------  -------------  --------------  ----------
                                    (DOLLARS IN MILLIONS)

      OPEB             $22.0         $  0.0           $ 4.5         $26.5
      Severance         10.9          (11.4)            1.6           1.1
      Pensions          (1.8)           0.0            (0.8)         (2.6)
      Other              3.1           (0.4)            0.0           2.7
                       -----         ------           -----         -----

                       $34.2         $(11.8)          $ 5.3         $27.7
                       =====         ======           =====         =====


The remaining OPEB and pension balances will require the utilization of cash over the retirement lives of the affected employees. The aggregate balance of $3.8 million related to severance and other will require the utilization of cash within the 1995 fiscal year. The Company does not expect to record any additional charges associated with this reduction in workforce.


Other (Income) Expense
- ----------------------

Financing Costs - Net financing costs of $11.3 million during the first quarter of 1995 represents a 27.5% decrease compared to net financing costs of $15.6 million during the corresponding 1994 period. This decrease is primarily attributable to higher short term investment earnings resulting from the receipt of cash from the B&LE judgment along with cash generated by the issuance of 6.9 million shares of Class B Common Stock, coupled with a decrease in interest expense as a result of the reduction of debt.

Bessemer & Lake Erie Railroad (the "B&LE") Litigation Judgment - On January 24, 1994, the United States Supreme Court denied the B&LE petition to hear the appeal in the Iron Ore Antitrust Litigation, thus sustaining a judgment in favor of the Company against the B&LE. On February 11, 1994, the Company received $111.0 million, including interest, in satisfaction of this judgment. This gain has been reclassified from Income from Operations to Other Income to more properly reflect the trend in operating income and had no effect on net income or earnings per share as previously reported.

Income Taxes
- ------------

The Company's effective tax rate is lower than the federal statutory rate primarily because of the continued utilization of available operating loss carryforwards. As such, the Company anticipates paying alternative minimum tax at an effective rate of 18.5%.

Net Income
- ----------

The Company recorded net income of $44.7 million and $78.0 million for the first quarter of 1995 and 1994, respectively. However, exclusive of the restructuring charge and litigation judgment, the Company would have reported net income of $48.3 million and a net loss of $29.9 million for the first quarter of 1995 and 1994, respectively. The Company attributes this $78.2 million improvement in net income to refinements in operating practices which stabilized operations and increased productivity, along with favorable market conditions.

Other
- -----

Primary Offering of Class B Common Stock and Use of Proceeds - On February 1, 1995, the Company completed a primary offering of 6,900,000 shares of Class B Common Stock, bringing the total number of shares of Class B Common Stock issued and outstanding to 21,176,156. Subsequent to the offering, NKK Corporation, through its ownership of all 22,100,000 issued and outstanding shares of Class A Common Stock, holds 67.6% of the combined voting power of the Company. The remaining 32.4% of the combined voting power is held by the public. The issuance of the additional shares of Class B Common Stock generated net proceeds of approximately $104.7 million. During the third quarter of 1995, the Company intends to use all of the proceeds from this offering, along with an additional amount which will be funded from the Company's available cash, to prepay a portion of the related party debt associated with the rebuild of the No. 5 Coke Oven Battery serving the Great Lakes Division.

Construction of Coating Line - The Company is in the process of constructing a $67 million coating line which will be located at the Company's Granite City Division. The line, which is rated at 270,000 annual net tons, is expected to be completed in twelve to fifteen months and will increase the Company's coated product capacity to more than two million tons annually. The Company will market products from this new coating line to the metal buildings market for use in pre-engineered buildings and in the emerging market for residential roofing, siding and framing.

Blast Furnace Reline - The B Blast Furnace at the Company's Granite City Division temporarily ceased production on April 7, 1995, to undergo a planned reline scheduled for July completion. During the first quarter of 1995, the Company stockpiled inventories of finished and semi-finished products in anticipation of this outage. Therefore, shipments during the second quarter are not expected to be unfavorably impacted. The Company anticipates that this outage will unfavorably impact second quarter results of operations by $20 to $25 million.

LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------

The Company's liquidity needs arise primarily from capital investments, working capital requirements and principal and interest payments on its indebtedness.
In addition to the Company's 1995 and 1993 public offerings of Class B Common Stock and the receipt of approximately $111.0 million in February 1994 from the satisfaction of a judgment in favor of the Company against the B&LE, the Company has satisfied these liquidity needs with funds provided by long term borrowings and cash provided by operations.

Cash and cash equivalents totaled $237.7 million at March 31, 1995 as compared to $161.9 million at December 31, 1994. This increase is primarily a result of the proceeds realized in connection with the primary offering of 6,900,000 shares of Class B Common Stock completed on February 1, 1995. During the third quarter of 1995, the Company intends to use all of the proceeds from this offering, along with an additional amount which will be funded from the Company's available cash, to prepay a portion of the related party debt associated with the rebuild of the No. 5 Coke Oven Battery serving the Great Lakes Division.

Cash Flows from Operating Activities

For the quarter ended March 31, 1995, cash provided by operating activities decreased by $80.4 million compared to the same 1994 period, due primarily to the February 11, 1994 receipt of $111.0 million in proceeds related to the B&LE litigation judgment. Cash provided by operating activities, excluding the effects of the restructuring charge and the litigation judgment recorded during the first quarter of 1995 and 1994, respectively, increased by $31.2 million. This increase is primarily due to an improvement in net income and was offset by the impact of working capital items which reduced cash flows by $89.8 million for the three month period. A decrease in accounts payable had the most significant negative effect, due primarily to the timing of cash disbursement clearings. Additionally, an increase in accounts receivable had a negative cash flow impact due to higher shipments during the first quarter of 1995 when compared to the previous fourth quarter of 1994. An increase in the Company's inventories in anticipation of a second quarter blast furnace reline also had a negative impact on cash from operating activities.

Cash Flows from Investing Activities

Capital investments for the quarters ended March 31, 1995 and 1994 amounted to $21.8 and $71.2 million, respectively. The 1994 spending was largely attributable to the completion of a pickle line servicing the Great Lakes Division. The Company plans to invest an additional $205.3 million during the remainder of 1995 for capital expenditures to improve its plant and equipment as well as increase its steel coating capacity at the Granite City Division.

Cash Flows from Financing Activities

Financing activities for the first quarter of 1995 included the issuance of 6,900,000 shares of Class B Common Stock which generated net proceeds of $104.7 million, offset by debt repayments of $10.9 million and other payments totaling $6.7 million. Financing activities for the first quarter of 1994 included borrowings of $88.0 million related to the completion of a pickle line servicing the Great Lakes Division.

Sources of Financing

The Company's available sources of liquidity consist of a Receivables Purchase Agreement with commitments of up to $180 million and $15 million in an uncommitted, unsecured line of credit (the "Uncommitted Line of Credit"). On March 31, 1995, there were no cash borrowings outstanding under the Receivables Purchase Agreement, and outstanding letters of credit under the Receivables Purchase Agreement totaled $89.7 million.

Total debt and redeemable preferred stock as a percentage of total capitalization improved to 60.4% at March 31, 1995, as compared to 68.6% at December 31, 1994, primarily as a result of the Company's improved net income and the proceeds received in connection with the aforementioned stock offering.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS


Baker's Port, Inc. v. National Steel Corporation. With respect to the matter involving claims arising out of the sale of land in Texas to Baker's Port, Inc. ("BPI"), previously reported in the Annual Report of the Company on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K"), the Court entered an Order on April 21, 1995 that the new trial would be limited to the specific issue that was remanded by the Court of Appeals, that being the breach of title cause of action concerning the submerged lands owned by the State of Texas, if any, and related attorney's fees, if any. The Court further ordered that evidence of the alleged title defects on the other tracts of land and evidence of BPI's claims for breach of warranty against encumbrances, fraud, and under the Deceptive Trade Practices Act, as well as evidence relating to BPI's claims relating to rescission, would not be admitted at the new trial except as they may apply to the breach of title cause of action concerning the submerged lands owned by the State of Texas, if any, and related attorney's fees. A trial date has been set for November 13, 1995.

Management believes that the final disposition of the Baker's Port matter will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


ENVIRONMENTAL MATTERS

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible party ("PRP") at a number of off-site CERCLA or state superfund site proceedings.


Iron River (Dober Mine) Site. With reference to the matter involving the Iron River (Dober Mine) Site located in Iron County Michigan, previously reported in the 1994 Form 10-K, a hearing on the various parties' summary judgment motions on liability issues was held. The court refused to grant any of the parties' requested relief, and the case will now proceed through the discovery phase.


Berlin & Farro Liquid Incineration Site. With reference to the matter involving the Berlin & Farro Site located in Swartz Creek, Michigan, previously reported in the 1994 Form 10-K, both the federal and state consent decrees have been entered of record. Additionally, by order of the court, the third party plaintiffs' claims against the Company have been dismissed.

FOX Sites.

Lowry Landfill Site. With reference to the matter involving the Lowry Landfill Site in Aurora, Colorado, previously reported in the 1994 Form 10-K, the Alumet Partnership ("Alumet") has had numerous and frequent communications with the Environmental Protection Agency (the "EPA") and the Department of Justice concerning settlement of any liability Alumet may have with respect to this Site. Alumet has reached a settlement in principle with the EPA and the Department of Justice and has made substantial progress towards finalizing a consent decree which embodies the settlement agreement. The consent decree, if executed by the parties, will be published in the Federal Register for public comment. If ultimately approved and entered by the United States District Court for the District of Colorado, the consent decree will settle the liabilities of Alumet at this Site. The Company believes that its share of the Alumet liability at this Site will be covered by the $10.0 million payment made by FOX to the Company as an unrestricted prepayment for environmental obligations for which FOX has previously agreed to indemnify the Company, as more particularly described in "Part I - Note 5 - Environmental and Legal Proceedings."

Other


Great Lakes Division Outfalls Proceeding. With reference to this matter involving certain outfalls located at the Great Lakes Division facility, including the outfall at the 80-inch hot strip mill, previously reported in the 1994 Form 10-K, the five penalty assessments issued by the United States Coast Guard (the "USCG") in 1994 were settled for an aggregate amount of $32,000. The USCG issued one new penalty assessment in 1995, which was in the amount of $10,000. By letter dated March 31, 1995, the Company challenged the assessment on both factual and legal grounds. The USCG has not yet responded to the Company's letter.


Granite City Division Alleged Air Emission Violations. On or about March 2, 1995, the Company received Notices of Violation ("NOVs") and Findings of Violation ("FOVs") issued by the United States EPA covering alleged violations of various air emission requirements at the Granite City basic oxygen furnace shop, coke oven batteries and by-products plant. The Company met with EPA on March 23, 1995 to discuss and respond to the allegations contained in the NOVs and FOVs. No demand or proposal for penalties was set forth in the NOVs or FOVs.


In connection with certain of these proceedings, the Company has only commenced investigation or otherwise does not have sufficient information to estimate its potential liability, if any. Although the outcomes of the proceedings described above or any fines or penalties that may be assessed in any such proceedings, to the extent that they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations for the applicable period, the Company has no reason to believe that any such outcomes, fines or penalties, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows. See "Part I - Financial Information - Note 5 - Environmental and Legal Proceedings."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The following is an index of the exhibits included in this report on Form 10-Q:

      27A  Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the first quarter of 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NATIONAL STEEL CORPORATION



                           BY        /s/Robert M. Greer
                             ---------------------------------------------------
                                 Robert M. Greer, Senior Vice President and
                                 Chief Financial Officer



                           BY        /s/Carl M. Apel
                             ---------------------------------------------------
                                 Carl M. Apel, Corporate Controller, Accounting and Assistant Secretary



Date:  May 8, 1995

                           NATIONAL STEEL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995



27-A    Financial Data Schedule