Form 10-Q
period 1995-06-30
NATIONAL STEEL CORP
filed 1995-08-02
CIK 70578

                                                                       1995
                                                                  SECOND QUARTER



                                F O R M  1 0 - Q



                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission file number 1-983


                           NATIONAL STEEL CORPORATION

             (Exact name of registrant as specified in its charter)



           Delaware                                             25-0687210
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


4100 Edison Lakes Parkway, Mishawaka, IN                         46545-3440
(Address of principal executive offices)                         (Zip Code)


(Registrant's telephone number, including area code):           219-273-7000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

The number of shares outstanding of the Registrant's Common Stock $ .01 par value, as of July 28, 1995, was 43,286,156 shares.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                 PAGE
                                                                ----


     Statements of Consolidated Income -
      Three Months Ended June 30, 1995 and 1994                   3


     Statements of Consolidated Income -
      Six Months Ended June 30, 1995 and 1994                     4


     Consolidated Balance Sheets -
      June 30, 1995 and December 31, 1994                         5


     Statements of Consolidated Cash Flows -
      Six Months Ended June 30, 1995 and 1994                     6


     Statements of Changes in Consolidated
      Stockholders' Equity and Redeemable
      Preferred Stock-Series B -
      Six Months Ended June 30, 1995 and
      Year Ended December 31, 1994                                7


     Notes to Consolidated Financial Statements                   8


     Management's Discussion and Analysis of
      Financial Condition and Results of Operations              11



PART II.  OTHER INFORMATION


     Legal Proceedings                                           15


     Submission of Matters to a Vote of Security Holders         17


     Exhibits and Reports on Form 8-K                            17

                        PART I. - FINANCIAL INFORMATION


NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)
                                                            THREE MONTHS
                                                           ENDED JUNE 30,
                                                          1995        1994
                                                        --------    --------
NET SALES                                               $736,611    $650,682

Cost of products sold                                    620,804     573,919
Selling, general and administrative                       37,261      31,132
Depreciation, depletion and amortization                  35,348      35,589
Equity income of affiliates                                 (142)       (209)
                                                        --------    --------
INCOME FROM OPERATIONS                                    43,340      10,251

Other (Income) Expense
  Interest and other financial income                     (3,884)       (973)
  Interest and other financial expense                    14,066      15,778
                                                        --------    --------
                                                          10,182      14,805
                                                        --------    --------

INCOME (LOSS) BEFORE INCOME TAXES                         33,158      (4,554)

Income tax provision (credit)                              2,841      (5,395)
                                                        --------    --------

NET INCOME                                                30,317         841
Less preferred stock dividends                             2,739       2,740
                                                        --------    --------

  Net income (loss) applicable to Common Stock          $ 27,578    $ (1,899)
                                                        ========    ========

PER SHARE DATA APPLICABLE TO COMMON STOCK:

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK            $    .64    $   (.05)
                                                        ========    ========

Weighted average shares outstanding (in thousands)        43,276      36,361



See notes to consolidated financial statements.


NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                               SIX MONTHS
                                                             ENDED JUNE 30,
                                                           1995          1994
                                                        ----------    ----------
NET SALES                                               $1,489,287    $1,273,420

Cost of products sold                                    1,239,520     1,145,578
Selling, general and administrative                         71,576        67,558
Depreciation, depletion and amortization                    72,181        69,690
Equity (income) loss of affiliates                          (1,523)           14
Restructuring Charge                                         5,336           -0-
                                                        ----------    ----------
INCOME (LOSS) FROM OPERATIONS                              102,197        (9,420)

Other (Income) Expense
  Interest and other financial income                       (6,632)       (1,554)
  Interest and other financial expense                      28,142        31,974
  Litigation judgment                                          -0-      (110,972)
                                                        ----------    ----------
                                                            21,510       (80,552)
                                                        ----------    ----------

INCOME BEFORE INCOME TAXES                                  80,687        71,132

Income tax provision (credit)                                5,676        (7,720)
                                                        ----------    ----------

NET INCOME                                                  75,011        78,852
Less preferred stock dividends                               5,479         5,480
                                                        ----------    ----------

  Net income applicable to Common Stock                 $   69,532    $   73,372
                                                        ==========    ==========

PER SHARE DATA APPLICABLE TO COMMON STOCK:

NET INCOME APPLICABLE TO COMMON STOCK                   $     1.65    $     2.02
                                                        ==========    ==========

Weighted average shares outstanding (in thousands)          42,126        36,361




See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)


ASSETS
                                                                      JUNE 30,     DECEMBER 31,
                                                                       1995           1994
                                                                    -----------    -----------
Current assets
  Cash and cash equivalents                                         $   263,083    $   161,946
  Receivables - net                                                     292,289        292,869
  Inventories:
    Finished and semi-finished products                                 268,282        261,480
    Raw materials and supplies                                          114,179        106,532
                                                                    -----------    -----------
                                                                        382,461        368,012
                                                                    -----------    -----------

          Total current assets                                          937,833        822,827

Investments in affiliated companies                                      58,340         57,676
Property, plant and equipment                                         3,455,586      3,360,467
  Less:  Allowances for depreciation,
         depletion and amortization                                  (2,039,097)    (1,966,539)
                                                                    -----------    -----------
                                                                      1,416,489      1,393,928
Other assets                                                            236,382        224,954
                                                                    -----------    -----------

          TOTAL ASSETS                                              $ 2,649,044    $ 2,499,385
                                                                    ===========    ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $   222,065    $   272,586
  Accrued liabilities                                                   302,671        289,943
  Long term obligations and related party indebtedness
    due within one year                                                 173,354         35,669
                                                                    -----------    -----------

          Total current liabilities                                     698,090        598,198

Long term obligations                                                   350,276        360,375
Long term indebtedness to related parties                               169,496        310,409
Other long term liabilities                                             837,555        810,292

Redeemable Preferred Stock - Series B                                    65,780         66,530

Stockholders' equity
  Common Stock - par value $.01:
    Class A - authorized 30,000,000 shares; issued
      and outstanding 22,100,000 shares                                     221            221
    Class B- authorized 65,000,000 shares; issued
      and outstanding 21,176,156 shares in 1995
       and 14,261,100 shares in 1994                                        212            143
  Preferred Stock - Series A                                             36,650         36,650
  Additional paid-in-capital                                            465,190        360,525
  Retained earnings (deficit)                                            25,574        (43,958)
                                                                    -----------    -----------
        Total stockholders' equity                                      527,847        353,581
                                                                    -----------    -----------

          TOTAL LIABILITIES, REDEEMABLE PREFERRED
            STOCK AND STOCKHOLDERS' EQUITY                          $ 2,649,044    $ 2,499,385
                                                                    ===========    ===========

See notes to consolidated financial statements.


NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                                            SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                       1995           1994
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $    75,011    $    78,852
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                           72,181         69,690
      Carrying charges related to facility sales
        and plant closings                                               12,153         14,781
      Equity (income) loss of affiliates                                 (1,523)            14
      Dividends from affiliates                                             900            900
      Postretirement benefits                                            22,679         27,590
      Deferred income taxes                                             (17,815)       (10,800)
  Cash provided (used) by working capital items:
      Receivables                                                           580        (40,401)
      Inventories                                                       (14,449)        29,827
      Accounts payable                                                  (50,521)       (51,652)
      Accrued liabilities                                                12,497         23,517
  Other                                                                   7,162          5,981
                                                                    -----------    -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                         118,855        148,299
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of plant and equipment                                      (95,119)       (90,105)
                                                                    -----------    -----------
      NET CASH USED BY INVESTING ACTIVITIES                             (95,119)       (90,105)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Class B Common Stock                                      104,734            ---
  Debt repayments                                                       (13,327)       (54,348)
  Borrowings                                                                ---         87,950
  Payment of released Weirton benefit liabilities                        (8,008)        (8,979)
  Dividend payments on Preferred Stock-Series A                          (1,999)        (1,999)
  Dividend payments on Preferred Stock-Series B                            (860)           (87)
  Payment of unreleased Weirton liabilities and
    their release in lieu of cash dividends on
    Preferred Stock-Series B                                             (3,139)        (3,139)
                                                                    -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                          77,401         18,625
                                                                    -----------    -----------



NET INCREASE IN CASH AND CASH EQUIVALENTS                               101,137         76,819
Cash and Cash Equivalents, Beginning of the Period                      161,946          5,322
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                        $   263,083    $    82,141
                                                                    ===========    ===========

See notes to consolidated financial statements.


NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
AND REDEEMABLE PREFERRED STOCK - SERIES B
(In Thousands of Dollars)
(Unaudited)

                                                                                                                         REDEEMABLE
                                                  COMMON    COMMON    PREFERRED  ADDITIONAL  RETAINED    TOTAL           PREFERRED
                                                  STOCK -   STOCK -   STOCK -    PAID-IN-    EARNINGS    STOCKHOLDERS'   STOCK -
                                                  CLASS A   CLASS B   SERIES A   CAPITAL     (DEFICIT)   EQUITY          SERIES B
                                                  --------  --------  ---------  ----------  ---------   -------------   ---------
BALANCE AT JANUARY 1, 1994                            $221      $143    $36,650    $360,314  $(207,366)      $ 189,962     $68,030
Net income                                                                                     168,512         168,512
Amortization of excess of book
 value over redemption value
 of Redeemable Preferred Stock
 - Series B                                                                                      1,500           1,500      (1,500)
Cumulative dividends on Preferred
 Stocks - Series A and B                                                                       (12,538)        (12,538)
Exercise of stock options                                                               211                        211
Minimum pension liability                                                                        5,934           5,934
                                                      ----      ----    -------    --------  ---------       ---------     -------

BALANCE AT DECEMBER 31, 1994                           221       143     36,650     360,525    (43,958)       (353,581)     66,530
Net income                                                                                      75,011          75,011
Amortization of excess of book
 value over redemption value
 of Redeemable Preferred Stock
 - Series B                                                                                        750             750        (750)
Cumulative dividends on Preferred
 Stocks - Series A and B                                                                        (6,229)         (6,229)
Issuance of Common Stock - Class B                                69                104,665                    104,734
                                                      ----      ----    -------    --------  ---------       ---------     -------
BALANCE AT JUNE 30, 1995                              $221      $212    $36,650    $465,190  $  25,574       $ 527,847     $65,780
                                                      ====      ====    =======    ========  =========       =========     =======

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995 (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature, except for the items discussed in Notes 2 and 3. The financial results presented for the three and six month periods ended June 30, 1995 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K") contains additional information and should be read in conjunction with this report.

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

The following represents the components of the $34.2 million reserve recorded at December 31, 1994, the cash utilizations during the first six months of 1995, the components of the additional $5.3 million restructuring charge recorded during the first quarter of 1995 and the balance of the reserve at June 30, 1995.


                      BALANCE                                  BALANCE
                    DECEMBER 31,      CASH                     JUNE 30,
                       1994       UTILIZATIONS    ADJUSTMENTS    1995
                   -------------  -------------   -----------  --------
                                   (DOLLARS IN MILLIONS)

      OPEB             $22.0         $  0.0          $ 4.5       $26.5
      Severance         10.9          (11.6)           1.6          .9
      Pensions          (1.8)           0.0           (0.8)       (2.6)
      Other              3.1           (1.2)           0.0         1.9
                       -----         ------          -----       -----

                       $34.2         $(12.8)         $ 5.3       $26.7
                       =====         ======          =====       =====

The remaining OPEB and pension balances will require the utilization of cash over the retirement lives of the affected employees. The remaining aggregate balance of $2.8 million related to severance and other charges will require the utilization of cash within the 1995 fiscal year. The Company does not expect to record any additional charges associated with this reduction in workforce.

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


NOTE 4 - PRIMARY OFFERING OF CLASS B COMMON STOCK AND USE OF PROCEEDS TO PREPAY DEBT

On February 1, 1995, the Company completed a primary offering of 6,900,000 shares of Class B Common Stock, bringing the total number of shares of Class B Common Stock issued and outstanding to 21,176,156. Subsequent to the offering, NKK Corporation, through its ownership of all 22,100,000 issued and outstanding shares of Class A Common Stock, holds 67.6% of the combined voting power of the Company. The remaining 32.4% of the combined voting power is publicly held.
The issuance and sale of the additional shares of Class B Common Stock generated net proceeds of approximately $104.7 million. During the third quarter 1995, the Company will use all of the proceeds from this offering, along with an additional amount which will be funded from the Company's available cash, to prepay a portion of the related party debt associated with the rebuild of the No. 5 Coke Oven Battery serving the Great Lakes Division.


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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA'), and similar state superfund statutes generally impose joint and several liability on present and former owners, operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible party ("PRP") at a number of off-site CERCLA or state superfund site proceedings. At some of these sites, any remediation costs incurred by the Company would constitute liabilities for which FoxMeyer Health Corporation ("FOX") is required to indemnify the Company ("FOX Environmental Liabilities"). In addition, at some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability.

In connection with those sites involving FOX Environmental Liabilities, in January 1994, the Company received $10.0 million from FOX as an unrestricted prepayment for such liabilities for which the Company recorded $10.0 million as a liability in its consolidated balance sheet. The Company is required to repay FOX portions of the $10.0 million to the extent the Company's expenditures for such FOX Environmental Liabilities do not meet specified levels by certain dates over a twenty year period. At both June 30, 1995 and December 31, 1994, the balance recorded as prepaid FOX Environmental Liabilities totaled $10.0 million.

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

As any of these environmental matters discussed above progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. However, although the outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company recorded environmental liabilities aggregating approximately $17.7 million and $17.1 million at June 30, 1995 and December 31, 1994, respectively.

Since 1989, the United States Environmental Protection Agency (the "EPA") and the eight Great Lakes states have been developing the Great Lakes Initiative, which will impose water quality standards that are even more stringent than the best available technology standards currently being enforced. On March 23, 1995, the EPA published the final "Water Quality Guidance for the Great Lakes System" (the "Guidance Document"). The Guidance Document establishes minimum water quality standards and other pollution control policies and procedures for waters within the Great Lakes System. Although the full impact of the Guidance Document is not yet known, preliminary studies conducted by the American Iron and Steel Institute prior to the original publication of the Guidance Document in proposed form in April 1993 estimated that the potential capital cost for a fully integrated steel mill to comply with draft standards under the Great Lakes Initiative could range from approximately $50 million to $175 million and the potential annual operating and maintenance cost would be approximately 15% of the estimated capital cost. Until the impact of the Guidance Document can be fully analyzed, the Company is unable to determine whether such estimates are accurate and whether the Company's actual costs for compliance will be comparable. Although the Company believes only the Great Lakes Division would be required to incur significant costs for compliance, there can be no assurances that such compliance will not have a material adverse effect on the Company's financial condition.

The Company is involved in various non-environmental legal proceedings most of which occur in the normal course of its business. The Company does not believe that the proceedings will have a material adverse effect, either individually or in the aggregate, on the Company's financial position. However, with respect to certain of the proceedings, if reserves prove to be inadequate and the Company incurs a charge to earnings, such charge could have a material adverse effect on the Company's results of operations for the applicable period. Certain other proceedings, if decided adversely to the Company, could have a material adverse effect on cash flows. See "Part II, Item 1 - Legal Proceedings".


NOTE 6 - INCOME TAXES

The Company's effective tax rate is lower than the federal statutory rate primarily because of the continued utilization of available operating loss carryforwards. As such, the Company anticipates paying alternative minimum tax at an effective rate of 18.5% in 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994


Blast Furnace Reline
- --------------------

The B Blast Furnace at the Company's Granite City Division temporarily ceased production on April 7, 1995 to undergo a planned reline which was completed in July. During the first quarter of 1995, the Company stockpiled inventories in anticipation of the outage. Therefore shipments during the second quarter were not unfavorably impacted. The Company estimates that this outage unfavorably impacted second quarter results of operations by approximately $17 million.

Net Sales
- ---------

Net sales for the second quarter of 1995 totalled $736.6 million, an improvement of $85.9 million, or 13.2%, compared to the corresponding period in 1994. This increase in sales is primarily attributable to a 5.8% increase in shipments along with an increase in realized selling prices which was somewhat offset by an unfavorable shift in product mix to lower margin hot rolled products.

Steel shipments for the second quarter of 1995 were 1,348,000 tons compared to the 1,274,000 tons shipped during the same period in 1994. This improvement is attributable to a number of factors, including an overall increase in demand for the Company's products as well as improved operating practices.

Cost of Products Sold
- ---------------------

The Company's cost of products sold as a percentage of net sales declined from 88.2% during the second quarter of 1994, to 84.3% during the corresponding 1995 period. This decrease is reflective of improvements in productivity and quality as well as an increase in production volumes.

Raw steel production was 1,337,000 net tons during the second quarter of 1995, a 6.8% decrease compared to the 1,434,000 net tons produced during the same 1994 period.


Other (Income) Expense
- ----------------------

Financing Costs - Net financing costs of $10.2 million during the second quarter of 1995 represents a 31.2% decrease compared to net financing costs of $14.8 million during the corresponding 1994 period. This decrease is primarily attributable to higher short term investment earnings resulting from the receipt of cash generated by the issuance of 6.9 million shares of Class B Common Stock, coupled with a decrease in interest expense as a result of the reduction in debt.

Income Taxes
- ------------

The Company's effective tax rate is lower than the federal statutory rate primarily because of the continued utilization of available operating loss carryforwards. As such, the Company anticipates paying alternative minimum tax at an effective rate of 18.5% in 1995.

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994


Net Sales
- ---------

Net sales for the first half of 1995 totalled $1.5 billion, a 17.0% increase when compared to the first half of 1994. This increase was attributable to both an increase in shipments and realized selling prices which was somewhat offset by an unfavorable product mix shift to lower margin hot rolled products. Steel shipments for the first half of 1995 were 2,770,000 tons, a 10.5% increase from the 2,507,000 tons shipped during the corresponding 1994 period. Raw steel production increased to 2,923,000 tons, a 4.6% increase from the 2,795,000 tons produced during the six month period ended June 30, 1994.

Cost of Products Sold
- ---------------------

Cost of products sold as a percentage of net sales decreased from 90.0 % in the first half of 1994 to 83.2% for the corresponding 1995 period. This decrease is reflective of improvements in realized selling prices, product mix and performance yields, as well a reduction in product costs.

Restructuring Charge
- --------------------

As described above in note 2 to the Financial Statements, during the fourth quarter of 1994, the Company finalized and implemented a plan that resulted in a workforce reduction of approximately 400 salaried nonrepresented employees resulting in a restructuring charge of $34.2 million, $25.6 million net of tax, being recorded during the fourth quarter of 1994.

During the first quarter of 1995, the Company recorded, as expected, an additional restructuring charge of $5.3 million, $3.6 million net of tax, as a result of the various elections made by the terminated employees during the first quarter of 1995. This charge was comprised of OPEB's of $4.5 million, severance of $1.6 million, and a pension credit of $.8 million.

The following represents the components of the $34.2 million reserve recorded at December 31, 1994, the cash utilizations during the second quarter of 1995, the components of the additional $5.3 million restructuring charge recorded during the first quarter of 1995 and the balance of the reserve at June 30, 1995.



                      BALANCE                                     BALANCE
                   DECEMBER 31,        CASH                       JUNE 30,
                       1994        UTILIZATIONS    ADJUSTMENTS      1995
                   ------------    ------------    -----------    --------
                                      (DOLLARS IN MILLIONS)

      OPEB             $22.0          $  0.0          $ 4.5         $26.5
      Severance         10.9           (11.6)           1.6            .9
      Pensions          (1.8)            0.0           (0.8)         (2.6)
      Other              3.1            (1.2)           0.0           1.9
                       -----          ------          -----         -----

                       $34.2          $(12.8)         $ 5.3         $26.7
                       =====          ======          =====         =====


The remaining OPEB and pension balances will require the utilization of cash over the retirement lives of the affected employees. The remaining aggregate balance of $2.8 million related to severance and other charges will require the utilization of cash within the 1995 fiscal year. The Company does not expect to record any additional charges associated with this reduction in workforce.

Other (Income) Expense
- ----------------------

Financing Costs - Net financing costs of $21.5 million during the first six months of 1995 represents a 29.3% decrease compared to net financing costs of $30.4 million during the corresponding 1994 period. This decrease is primarily attributable to higher short term investment earnings resulting from the receipt of cash generated by the issuance of 6.9 million shares of Class B Common Stock, coupled with a decrease in interest expense as a result of the reduction in debt.

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

Construction of Coating Lines - The Company is in the process of constructing a $67 million coating line which will be located at the Company's Granite City Division. The line, which is rated at 270,000 annual net tons, is expected to be completed in twelve to fifteen months and will increase the Company's coated product capacity to more than two million tons annually. The Company will market products from this new coating line to the metal buildings market for use in pre-engineered buildings and in the emerging market for residential roofing, siding and framing. The Company intends to finance the construction of this line by utilizing internally generated funds.

On July 25, 1995, the Company's Board of Directors approved the construction of an additional coating facility. This second coating line, which is also rated at 270,000 annual net tons, is intended to service the low rise construction market. The location and financing alternatives for this second coating facility are still being evaluated.

The construction of these two additional coating facilities is a part of the Company's long term strategy to increase the percentage of its shipments of higher margin products.

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

Cash and cash equivalents totaled $263.1 million at June 30, 1995 as compared to $161.9 million at December 31, 1994. This increase is primarily a result of the proceeds realized in connection with the primary offering of 6,900,000 shares of Class B Common Stock completed on February 1, 1995. During the third quarter of 1995, the Company intends to use all of the proceeds from this offering, along with an additional amount which will be funded from the Company's available cash, to prepay a portion of the related party debt associated with the rebuild of the No. 5 Coke Oven Battery serving the Great Lakes Division.

Cash Flows from Operating Activities

For the six months ended June 30, 1995, cash provided by operating activities decreased by $29.4 million compared to the same 1994 period. Cash provided by operating activities, excluding the effects of the restructuring charge and the B&LE litigation judgment recorded during the first six months of 1995 and 1994, respectively, increased by $82.1 million. This increase is primarily due to an improvement in income from operations, which was partially offset by the impact of working capital items, which reduced cash flows by $51.9 million for the six month period.

Cash Flows from Investing Activities

Capital investments for the six months ended June 30, 1995 and 1994 amounted to $95.1 and $90.1 million, respectively. The 1995 spending is largely attributable to a planned blast furnace reline at the Granite City Division as well as the commencement of construction of a steel coating line at the same location. The 1994 spending was largely attributable to the completion of a pickle line servicing the Great Lakes Division. The Company plans to invest an additional $114.1 million during the remainder of 1995 for capital expenditures to improve its plant and equipment.

Cash Flows from Financing Activities

Financing activities for the first six months of 1995 included the issuance of 6,900,000 shares of Class B Common Stock which generated net proceeds of $104.7 million, offset by debt repayments of $13.3 million and other payments totaling $14.0 million. Financing activities for the first six months of 1994 included borrowings of $88.0 million related to the completion of a pickle line servicing the Great Lakes Division, as well as the prepayment of $40.6 million aggregate principal amount of its outstanding First Mortgage Bonds.

Sources of Financing

The Company's available sources of liquidity consist of a Receivables Purchase Agreement with commitments of up to $200 million and $15 million in an uncommitted, unsecured line of credit. On May 16, 1995, the Receivables Purchase Agreement was amended to increase the amount available under this agreement from a maximum of $180 million to a maximum of $200 million. Additionally, the expiration date was extended from May 16, 1997 to May 16, 2000. On June 30, 1995, there were no cash borrowings outstanding under the Receivables Purchase Agreement, and outstanding letters of credit under the Receivables Purchase Agreement totaled $84.9 million.

Total debt and redeemable preferred stock as a percentage of total capitalization improved to 59.0% at June 30, 1995, as compared to 68.6% at December 31, 1994, primarily as a result of the Company's improved net income and the proceeds received in connection with the aforementioned stock offering.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Baker's Port, Inc. v. National Steel Corporation. With respect to the matter involving claims arising out of the sale of land in Texas to Baker's Port, Inc. ("BPI"), previously reported in the Company's 1994 Form 10-K and Form 10-Q for the quarter ended March 31, 1995 (the "first quarter Form 10-Q"), the parties have tentatively agreed to a settlement of this matter. In summary, the settlement provides that (i) the lawsuit will be dismissed with prejudice and the parties will give each other mutual releases of all claims, (ii) BPI will convey the subject property back to Natland Corporation ("Natland") (with the exception that BPI will retain ownership of 7.8 acres and a two story building situated thereon in which BPI's headquarters are located), (iii) Natland will pay to BPI the sum of $3,500,000 ($2,150,000 at the closing and $1,350,000 when a certain portion of the property is sold by Natland) and (iv) upon sale of the subject property, Natland will retain the first $18,000,000 of net proceeds and any net proceeds over $18,000,000 will be shared equally between Natland and BPI. The settlement is subject to the parties agreeing upon and executing formal documentation embodying the aforesaid terms. The Company anticipates that it will record a gain upon final settlement.


Detroit Coke Corporation v. NKK Chemical USA, Inc. With respect to the matter involving the claim of Detroit Coke Corporation ("Detroit Coke") that the defendants supplied it with defective coal and coal blends which allegedly caused damage to its coke making facility and environmental problems, previously reported in the Company's 1994 Form 10-K, on or about May 12, 1995, the court entered an order granting summary judgment in favor of the remaining defendants as to all claims, except those claims against NKK Chemical pertaining to amounts allegedly due for coke and coke oven gas supplied under the Coke Purchasing Agreement between Detroit Coke and NKK Chemical. Thereafter, on June 15, 1995, Detroit Coke moved for reconsideration of the court's May 12, 1995 Order. The Company has submitted a memorandum of law in opposition to Detroit Coke's motion for reconsideration. No decision has yet been rendered on this motion.

Management believes that the final disposition of the foregoing matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


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

Martha C. Rose Chemical Superfund Site. With reference to the matter involving the Martha C. Rose Site in Holden, Missouri, previously reported in the Company's 1994 Form 10-K, in March 1995, the PRP Steering Committee reserved approximately $30 million to cover the costs of project completion, Environmental Protection Agency ("EPA") oversight and future operations and maintenance. The remaining $5 million of the funds previously collected will be refunded to the various PRP's. The Company's share of this refund will be immaterial as the Company was a de minimis party in this action.


Springfield Township Site. With reference to the matter involving the Springfield Township Site located in Davisburg, Michigan, previously reported in the Company's 1994 Form 10-K, personnel representing the EPA have indicated an intention to change the soil treatment technology at the site from incineration to a less costly and less controversial treatment method. Specifically, the EPA is expected to amend the Record of Decision later in 1995 to authorize the use of significantly less expensive alternative technologies, such as soil washing. Projected cost estimates for the final remedy could be as low as $10 million (as compared to the original estimates of $20-33 million) if soil washing rather than incineration was implemented at this site. The impact of this reduction on the Company's prior settlement offer has yet to be determined.

FOX Sites.

Lowry Landfill Site. With respect to the matter involving the Lowry Landfill Site in Aurora, Colorado, previously reported in the Company's 1994 Form 10-K and first quarter Form 10-Q, the Alumet Partnership ("Alumet") has reached a settlement with the EPA and the Department of Justice concerning any liability Alumet may have with respect to this Site. The terms of the settlement are embodied in a consent decree that was executed by both Alumet and the Department of Justice, lodged with the District Court for the District of Colorado on July 10, 1995, and published for public comment in the Federal Register on July 25, 1995. If the consent decree is ultimately approved, Alumet will pay the sum of $7.3 million in full settlement of all third party claims, including all claims by the Government and by private plaintiffs (including the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management) with respect to this matter. The Company's share of the settlement will be 50% of the overall amount, or $3.65 million, and will be covered by the Fox $10 million prepayment. See "Part I - Financial Information, Note 5 -Environmental and Legal Proceedings".


Other

Great Lakes Division Outfalls Proceeding. With reference to the matter involving certain outfalls located at the Company's Great Lakes Division facility, including the outfalls at the 80 inch hot strip mill, previously reported in the Company's 1994 Form 10-K and its first quarter Form 10-Q, the Company has received ten additional letters from the U. S. Coast Guard ("USCG") during the second quarter of 1995 regarding the planned assessment of additional civil penalties totaling $95,000 for alleged oil discharges from National Pollutant Discharge Elimination System ("NPDES") outfalls. The Company paid $5,000 on July 11, 1995 in settlement by one of these ten. Discussions with the USCG regarding the remaining $90,000 of these planned assessments are ongoing.

Also, with reference to the Michigan Department of Natural Resources ("MDNR") potential enforcement action with respect to exceedances of limitations at the 80 inch hot strip mill outfall, previously reported in the Company's 1994 Form 10-K, by letter dated June 19, 1995, MDNR accepted the Company's proposal to proceed with a treatability study and preliminary engineering between July 15, 1995 and July 15, 1996. During that same period of time, the Company will attempt to make a compliance demonstration to establish that there is no need to proceed with an alternate control system. MDNR and the Company will be attempting to negotiate a consent order incorporating these concepts and resolving all remaining issues.

In connection with certain of these proceedings, the Company has only commenced investigation or otherwise does not have sufficient information to estimate its potential liability, if any. Although the outcomes of the proceedings described above or any fines or penalties that may be assessed in any such proceedings, to the extent that they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations for the applicable period, the Company has no reason to believe that any such outcomes, fines or penalties, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial position or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



The annual meeting of stockholders was held on April 26, 1995. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the Company's Proxy Statement dated March 16, 1995.

  1. All nominees for director listed in the Proxy Statement were elected.

             NAME             VOTES FOR   VOTES WITHHELD
      --------------------    ----------  --------------
      Edwin V. Clarke, Jr.    61,896,577      967,115
      V. John Goodwin         62,608,977      254,715
      Masayuki Hanmyo         62,609,077      254,615
      Frank Lucchino          62,696,277      167,415
      Hiroshi Matsumoto       62,608,777      254,915
      Keisuke Murakami        62,609,077      254,615
      Osamu Sawaragi          62,609,077      254,615
      Kenichiro Sekino        62,609,077      254,615
      Robert J. Slater        62,696,577      167,115

  2. The proposal to ratify the selection of Ernst & Young LLP as the Company's outside auditors for 1995 passed. (For 62,854,990, abstained 5,389, against 3,313)

Effective June 30, 1995, Keisuke Murakami retired and resigned from the Board of Directors. Effective July 1, 1995, the Board appointed Susumu Terao to fill the vacant director position.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



  (a) Exhibits

      The following is an index of the exhibits included in this Report on Form 10-Q:

      10A Amendment Number One to the Receivables Purchase Agreement, dated as of May 31, 1995, between the Company and National Steel Funding Corporation.

      27A   Financial Data Schedule



  (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the second quarter of 1995.

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



Date:  July 28, 1995

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NATIONAL STEEL CORPORATION



                     BY ________________________________________________
                        Robert M. Greer, Senior Vice President and
                        Chief Financial Officer



                     BY ________________________________________________
                        Carl M. Apel, Corporate Controller, Accounting and Assistant Secretary



Date:  July 28, 1995