Form 10-Q
period 1995-09-30
NATIONAL STEEL CORP
filed 1995-11-13
CIK 70578

                                                                      1995
                                                                  THIRD QUARTER



                               F O R M  1 0 - Q



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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


The number of shares outstanding of the Registrant's Common Stock $ .01 par value, as of October 31, 1995, was 43,288,240 shares.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                         PAGE
                                                       ----

     Statements of Consolidated Income --
       Three Months Ended September 30, 1995 and 1994     3


     Statements of Consolidated Income --
       Nine Months Ended September 30, 1995 and 1994      4


     Consolidated Balance Sheets --
       September 30, 1995 and December 31, 1994           5


     Statements of Consolidated Cash Flows --
       Nine Months Ended September 30, 1995 and 1994      6


     Statements of Changes in Consolidated
       Stockholders' Equity and Redeemable
       Preferred Stock-Series B --
       Nine Months Ended September 30, 1995 and
       Year Ended December 31, 1994                       7


     Notes to Consolidated Financial Statements           8


     Management's Discussion and Analysis of
       Financial Condition and Results of Operations     11



PART II.  OTHER INFORMATION


     Legal Proceedings                                   16


     Exhibits and Reports on Form 8-K                    17


     Signatures                                          18

                       PART I. -- FINANCIAL INFORMATION

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                         Three Months
                                                      Ended September 30,
                                                      -------------------
                                                        1995       1994
                                                      --------   --------
NET SALES                                             $724,798   $683,546
Cost of products sold                                  634,435    592,964
Selling, general and administrative                     36,810     33,932
Depreciation, depletion and amortization                36,731     34,569
Equity (income) loss of affiliates                      (2,543)       370
Unusual credit                                              --    (59,101)
                                                      --------   --------
INCOME FROM OPERATIONS                                  19,365     80,812

Financing costs
  Interest and other financial income                   (3,252)    (1,064)
  Interest and other financial expense                  12,073     15,137
                                                      --------   --------
                                                         8,821     14,073
                                                      --------   --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM       10,544     66,739
Income tax provision (credit)                           (5,064)     4,256
                                                      --------   --------
INCOME BEFORE EXTRAORDINARY ITEM                        15,608     62,483
Extraordinary Item (net)                                 5,373         --
                                                      --------   --------
NET INCOME                                              20,981     62,483
Less preferred stock dividends                          (2,739)    (2,740)
                                                      ========   ========
  Net income applicable to Common Stock               $ 18,242   $ 59,743
                                                      ========   ========

PER SHARE DATA APPLICABLE TO COMMON STOCK:
Income Before Extraordinary Item                      $   0.30   $   1.64
Extraordinary Item (net)                                  0.12         --
                                                      --------   --------
NET INCOME APPLICABLE TO COMMON STOCK                 $   0.42   $   1.64
                                                      ========   ========
Weighted average shares outstanding (in thousands)      43,286     36,370

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)


                                                          Nine Months
                                                       Ended September 30,
                                                     -----------------------
                                                        1995         1994
                                                     ----------   ----------
NET SALES                                            $2,214,085   $1,956,966
Cost of products sold                                 1,873,955    1,738,542
Selling, general and administrative                     108,386      101,490
Depreciation, depletion and amortization                108,912      104,259
Equity (income) loss of affiliates                       (4,066)         384
Unusual charge (credit)                                   5,336      (59,101)
                                                     ----------   ----------
INCOME FROM OPERATIONS                                  121,562       71,392
Other (Income) Expense
  Interest and other financial income                    (9,884)      (2,618)
  Interest and other financial expense                   40,215       47,111
  Litigation judgment                                        --     (110,972)
                                                     ----------   ----------
                                                         30,331      (66,479)
                                                     ----------   ----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM        91,231      137,871
Income tax provision (credit)                               612       (3,464)
                                                     ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM                         90,619      141,335
Extraordinary Item (net)                                  5,373           --
                                                     ----------   ----------
NET INCOME                                               95,992      141,335
Less preferred stock dividends                           (8,218)      (8,220)
                                                     ----------   ----------
  Net income applicable to Common Stock              $   87,774   $  133,115
                                                     ==========   ==========
PER SHARE DATA APPLICABLE TO COMMON STOCK:
INCOME BEFORE EXTRAORDINARY ITEM                     $     1.94   $     3.66
Extraordinary Item                                         0.12           --
                                                     ----------   ----------
NET INCOME APPLICABLE TO COMMON STOCK                $     2.06   $     3.66
                                                     ==========   ==========
Weighted average shares outstanding (in thousands)       42,513       36,364


See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)


ASSETS                                             September 30,   December 31,
                                                       1995            1994
                                                   -------------   -----------
Current assets
  Cash and cash equivalents                         $   121,076    $   161,946
  Receivables--net                                      317,578        292,869
  Inventories:
    Finished and semi-finished products                 279,952        261,480
    Raw materials and supplies                          137,654        106,532
                                                    -----------    -----------
                                                        417,606        368,012
                                                    -----------    -----------
      Total current assets                              856,260        822,827
Investments in affiliated companies                      60,884         57,676
Property, plant and equipment                         3,515,083      3,360,467
  Less allowances for depreciation, depletion
    and amortization                                 (2,076,188)    (1,966,539)
                                                    -----------    -----------
                                                      1,438,895      1,393,928
Other assets                                            247,564        224,954
                                                    -----------    -----------
      TOTAL ASSETS                                  $ 2,603,603    $ 2,499,385
                                                    ===========    ===========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY:
Current liabilities
  Accounts payable                                  $   273,664    $   272,586
  Accrued liabilities                                   327,075        289,943
  Current maturities of long temm debt                   35,502         35,669
                                                    -----------    -----------
      Total current liabilities                         636,241        598,198
Long term obligations                                   342,420        360,375
Long term indebtedness to related parties               161,912        310,409
Other long term liabilities                             851,367        810,292
Redeemable Preferred Stock--Series B                     65,405         66,530
Stockholders' equity
  Common Stock--par value $.01:
    Class A--authorized 30,000,000 shares, issued
      and outstanding 22,100,000 shares                     221            221
    Class B--authorized 65,000,000 shares; issued
      and outstanding 21,188,240 shares in 1995
      and 14,261,100 shares in 1994                         212            143
Preferred Stock--Series A                                36,650         36,650
Additional paid-in-capital                              465,359        360,525
Retained earnings (deficit)                              43,816        (43,958)
                                                    -----------    -----------
    Total stockholders' equity                          546,258        353,581
                                                    -----------    -----------
      TOTAL LIABILITIES, REDEEMABLE PREFERRED
        STOCK AND STOCKHOLDERS' EQUITY              $ 2,603,603    $ 2,499,385
                                                    ===========    ===========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)


                                                               Nine Months
                                                           Ended September 30,
                                                          ---------------------
                                                             1995       1994
                                                          ---------   ---------
Cash Flows from Operating Activities:
Net Income                                                $  95,992   $ 141,335
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation, depletion and amortization                108,912     104,259
    Carrying charges related to facility sales
      and plant closings                                     18,231      23,819
    Unusual items (excluding pensions and OPEB)                  --     (19,847)
    Extraordinary item (net)                                 (5,373)         --
    Equity (income) loss of affiliates                       (4,066)        384
    Dividends from affiliates                                   900         900
    Long term pension liability                                (759)      8,630
    Postretirement benefits                                  34,643      (9,986)
    Deferred income taxes                                   (23,215)     (6,740)
Cash provided (used) by working capital items:
    Receivables                                             (24,709)    (55,599)
    Inventories                                             (49,594)     39,967
    Accounts payable                                          1,078     (36,653)
    Accrued liabilities                                      36,835      (3,252)
Other                                                          (804)     10,995
                                                          ---------   ---------
    Net Cash Provided by Operating Activities               188,071     198,212
                                                          ---------   ---------
Cash Flows from Investing Activities:
    Purchases of plant and equipment                       (154,616)   (111,775)
                                                          ---------   ---------
    Net Cash Used by Investing Activities                  (154,616)   (111,775)
                                                          ---------   ---------
Cash Flows from Financing Activities
    Exercise of stock options                                   169         211
    Issuance of Class B Common Stock                        104,734          --
    Prepayment of related party debt                       (125,624)         --
    Debt Repayment                                          (33,290)    (64,980)
    Borrowings                                                   --      87,950
    Payment of released Weirton benefit liabilities         (11,268)    (13,475)
    Dividend payments on Preferred Stock-Series A            (3,016)     (3,016)
    Dividend payments on Preferred Stock-Series B              (867)        (87)
    Payment of unreleased Weirton liabilities and
      their release in lieu of cash dividends on
      Preferred Stock-Series B                               (5,163)     (5,943)
                                                          ---------   ---------
    Net Cash Provided (Used) by Financing Activities        (74,325)        660
                                                          ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents        (40,870)     87,097
Cash and Cash Equivalents, Beginning of the Period          161,946       5,322
                                                          ---------   ---------
Cash and Cash Equivalents, End of the Period              $ 121,076   $  92,419
                                                          =========   =========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
AND REDEEMABLE PREFERRED STOCK - SERIES B
(In Thousands of Dollars)
(Unaudited)

                                                                                                                    Redeemable
                                            Common    Common    Preferred   Additional   Retained    Total          Preferred
                                            Stock -   Stock -   Stock       Paid-In-     Earnings    Stockholders   Stock -
                                            Class A   Class B   Series A    Capital      (Deficit)   Equity         Series B
                                            -------   -------   ---------   ----------   ---------   ------------   ----------
BALANCE AT JANUARY 1, 1994                   $221      $143      $36,650     $360,314    $(207,366)    $189,962      $68,030
Net Income                                                                                 168,512      168,512
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                                  1,500        1,500       (1,500)
Cumulative dividends on Preferred Stocks
 - Series A and B                                                                          (12,538)     (12,538)
Exercise of stock options                                                         211                       211
Minimum pension liability                                                                    5,934        5,934
                                            -------   -------   ---------   ----------   ---------   ------------   ----------

BALANCE AT DECEMBER 31, 1994                  221       143       36,650      360,525      (43,958)     353,581       66,530
Net income                                                                                  95,992       95,992
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                                  1,125        1,125       (1,125)
Cumulative dividends on Preferred Stocks
 - Series A and B                                                                           (9,343)      (9,343)
Issuance of Common Stock - Class B                       69                   104,665                   104,734
Exercise of stock options                                                         169                       169
                                            -------   -------   ---------   ----------   ---------   ------------   ----------

BALANCE AT SEPTEMBER 30, 1995                $221      $212      $36,650     $465,359     $43,816      $546,258      $65,405
                                            =======   =======   =========   ==========   =========   ============   ==========

See notes to consolidated financial statements

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995 (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature, except for the items discussed in Notes 2 and 4. The financial results presented for the three and nine month periods ended September 30, 1995 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K") contains additional information and should be read in conjunction with this report.

Certain items in prior years have been reclassified to conform with the current year presentation.


NOTE 2 - PRIMARY OFFERING OF CLASS B COMMON STOCK AND USE OF PROCEEDS TO PREPAY RELATED PARTY DEBT

On February 1, 1995, the Company completed a public offering of 6,900,000 shares of its Class B Common Stock, bringing the total number of shares of Class B Common Stock issued and outstanding to 21,176,156, representing 32.4% of the combined voting power of the outstanding capitol stock of the Company. As a result of the offering, NKK Corporation, through its ownership of all 22,100,000 issued and outstanding shares of Class A Common Stock, holds the remaining 67.6% of the combined voting power of the outstanding capital stock of the Company. The issuance and sale of the additional shares of Class B Common Stock generated net proceeds of approximately $104.7 million. On August 7, 1995, the Company utilized these proceeds, along with an additional amount of $20.9 million funded from the Company's available cash, to prepay $133.3 million principal amount of the outstanding $323.3 million related party debt associated with the rebuild of the No. 5 Coke Oven Battery serving the Great Lakes Division. This transaction resulted in an extraordinary item of $5.4 million, net of related income tax expense of $.5 million, or $.12 per share.


NOTE 3 - ENVIRONMENTAL AND LEGAL PROCEEDINGS

The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. Because these laws and regulations are quite stringent and are generally becoming more stringent, the Company has expended, and can be expected to expend in the future, substantial amounts for compliance with them.

It is the Company's policy to expense or capitalize, as appropriate, environmental expenditures that relate to current operating sites. Environmental expenditures that relate to past operations and which do not contribute to future or current revenue generation are expensed. With respect to costs for environmental assessments or remediation activities, or penalties or fines that may be imposed for noncompliance with such laws and regulations relating to such assessments and activities, such costs are accrued when it is probable that liability for such costs will be incurred and the amount of such costs can be reasonably estimated.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners, operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company and certain of its subsidiaries are involved as potentially responsible parties (each, a "PRP") at a number of off-site CERCLA or state superfund site proceedings. At some of these sites, any remediation costs incurred by the Company would constitute liabilities for which FoxMeyer Health Corporation ("FOX") is required to indemnify the Company ("FOX Environmental Liabilities"). In addition, at some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability.

In connection with those sites involving FOX Environmental Liabilities, in January 1994, the Company received $10.0 million from FOX as an unrestricted prepayment for such liabilities, for which the Company recorded $10.0 million as a liability in its consolidated balance sheet. The Company is required to repay FOX portions of the $10.0 million plus accrued interest to the extent the Company's expenditures for such FOX Environmental Liabilities do not meet specified levels by certain dates over a twenty year period. At September 30, 1995 and December 31, 1994, the balance recorded as prepaid FOX Environmental Liabilities totaled $10.5 and $10.0 million, respectively.

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

As any of these environmental matters discussed above progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. However, although the outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company recorded environmental liabilities aggregating approximately $17.8 million and $17.1 million at September 30, 1995 and December 31, 1994, respectively.

Since 1989, the United States Environmental Protection Agency (the "EPA") and the eight Great Lakes states have been developing the Great Lakes Initiative, which will impose water quality standards that are even more stringent than the best available technology standards currently being enforced. On March 23, 1995, the EPA published the final "Water Quality Guidance for the Great Lakes System" (the "Guidance Document"). The Guidance Document establishes minimum water quality standards and other pollution control policies and procedures for waters within the Great Lakes System. Although the full impact of the Guidance Document is not yet known, preliminary studies conducted in 1993 by the American Iron and Steel Institute prior to the final publication of the Guidance Document estimated that the potential capital cost for a fully integrated steel mill to comply with draft standards under the Great Lakes Initiative could range from approximately $50 million to $175 million and the potential annual operating and maintenance cost would be approximately 15% of the estimated capital cost.
Until the impact of the final Guidance Document can be fully analyzed, the Company is unable to determine whether such estimates are accurate and whether the Company's actual costs for compliance will be comparable. There can be no assurances that such compliance will not have a material adverse effect on the Company's financial condition.

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

NOTE 4 - NON-RECURRING ITEMS

Reduction in Workforce - During the fourth quarter of 1994, the Company finalized and implemented a plan that resulted in a workforce reduction of approximately 400 salaried nonrepresented employees which resulted in a restructuring charge of $34.2 million, or $25.6 million net of tax. During the first quarter of 1995, the Company recorded an additional restructuring charge of $5.3 million, or $3.6 million net of tax, as a result of the various elections made by the terminated employees during the quarter.

The aggregate restructuring charge of $39.5 million was comprised of retiree postemployment benefits ("OPEB") - $26.5 million; severance $12.5 million; pensions - ($2.6) million and other - $3.1 million. Substantially all of the amounts related to severance and other have been paid as of September 30, 1995. The remaining balance of $23.9 million relates primarily to OPEB and pensions and will require the utilization of cash over the retirement lives of the affected employees.

National Steel Pellet Company - National Steel Pellet Company ("NSPC") was temporarily idled in October 1993, following a strike by the United Steelworkers of America ("USWA") which occurred on August 1, 1993. At December 31, 1993, it was previous management's intention to externally satisfy its iron ore pellet requirements for a period of at least three years, which would have caused NSPC to remain idle for that period. Accordingly, a liability of $108.6 million related to the idle period was recorded as an unusual charge during the fourth quarter of 1993. In June 1994, management determined that if a total reduction of $4 per gross ton in delivered pellet costs from pre-strike costs could be achieved, NSPC could be reopened on a cost effective basis. After a series of successful negotiations with the USWA and other stakeholders that led to the requisite $4 per gross ton cost reduction, the facility reopened in August 1994. The reopening of NSPC during the third quarter of 1994 resulted in the restoration of $59.1 million of the 1993 unusual charge.

Litigation Judgment - On January 24, 1994, the United States Supreme Court denied the Bessemer & Lake Erie Railroad (the "B&LE") petition to hear the appeal in the Iron Ore Antitrust Litigation, thus sustaining a judgment in favor of the Company against the B&LE. On February 11, 1994, the Company received $111.0 million, including interest, in satisfaction of this judgment. This gain was reclassified from Income from Operations to Other Income to more properly reflect the trend in operating income and had no effect on net income or earnings per share as previously reported.


NOTE 5 - INCOME TAXES

The Company's effective tax rate is lower than the federal statutory rate primarily because of the continued utilization of available operating loss carryforwards. As such, the Company anticipates paying alternative minimum tax at an annual effective rate of approximately 5.0% in 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

Net Sales

Net sales for the third quarter of 1995 totaled $724.8 million, an improvement of $41.3 million, or 6.0% compared to the corresponding period in 1994. This improvement is attributable to increased volume and higher average selling prices. However, these improvements were partially offset by a shift in product mix to lower priced hot rolled products and export sales. Steel shipments for the third quarter of 1995 totaled 1,336,000 tons, a slight increase compared to 1,316,000 tons shipped during the same 1994 period.

Cost of Products Sold

During the third quarter of 1995, cost of products sold as a percentage of net sales increased to 87.5% compared to 86.7% during the same 1994 period. This increase was primarily attributable to hourly wage increases, expenses related to cold mill and pickle line upgrades at the Granite City Division as well as the completion of a blast furnace reline at the same location. Raw steel production totaled 1,532,000 tons compared to 1,312,000 tons produced during the third quarter of 1994.

Unusual Item

National Steel Pellet Company ("NSPC") was temporarily idled in October 1993, following a strike by the United Steelworkers of America ("USWA") which occurred on August 1, 1993. At December 31, 1993, it was previous management's intention to externally satisfy its iron ore pellet requirements for a period of at least three years, which would have caused NSPC to remain idle for that period. Accordingly, a contingent liability of $108.6 million related to the idle period was recorded as an unusual charge during the fourth quarter of 1993. In June 1994, management determined that if a total reduction of $4 per gross ton in delivered pellet costs from pre-strike costs could be achieved, NSPC could be reopened on a cost effective basis. After a series of successful negotiations with the USWA and other stakeholders that led to the requisite $4 per gross ton cost reduction, the facility reopened in August 1994. The reopening of NSPC during the third quarter of 1994 resulted in the restoration of $59.1 million of the 1993 unusual charge.

Other (Income) Expense

Financing Costs - Net financing costs of $8.8 million represent a 37.3% decrease compared to net financing costs of $14.1 million during the third quarter of 1994. This decrease is attributable to higher short term investment earnings resulting from the receipt of cash generated by the issuance of 6.9 million shares of Class B Common Stock in February 1995, coupled with a decrease in interest expense as a result of the reduction of debt.

Income Taxes

The Company's effective tax rate is lower than the federal statutory rate primarily because of the continued utilization of available operating loss carryforwards. As such, the Company anticipates paying alternative minimum tax at an annual effective rate of approximately 5.0% in 1995.

Primary Offering of Class B Common Stock and Use of Proceeds to Prepay Related Party Debt

On February 1, 1995, the Company completed a primary offering of 6,900,000 shares of Class B Common Stock, bringing the total number of shares of Class B Common Stock issued and outstanding to 21,176,156. Subsequent to the offering, NKK Corporation, through its ownership of all 22,100,000 issued and outstanding shares of Class A Common Stock, holds 67.6% of the combined voting power of the Company. The remaining 32.4% of the combined voting power is publicly held.
The issuance and sale of the additional shares of Class B Common Stock generated net proceeds of approximately $104.7 million. On August 7, 1995, the Company utilized these proceeds, along with an additional amount of $20.9 million funded from the Company's available cash, to prepay $133.3 million principal amount of the outstanding $323.3 million related party debt associated with the rebuild of the No. 5 Coke Oven Battery serving the Great Lakes Division. This transaction resulted in an extraordinary item of $5.4 million, net of related income tax expense of $.5 million, or $.12 per share.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

Net Sales

Net sales for the first nine months of 1995 totaled $2.2 billion, a 13.1% increase when compared to the 1994 period. This increase was attributable to both an increase in shipments and realized selling prices and was somewhat offset by an unfavorable product mix shift to lower priced hot rolled products and export sales. Steel shipments for the nine month period were 4,106,000 tons, a 7.4% increase compared to 3,824,000 tons shipped in the 1994 period.

Cost of Products Sold

Cost of products sold as a percentage of net sales decreased from 88.8% for the nine month period ended September 30, 1994 to 84.6% for the corresponding 1995 period. This decrease is reflective of improvements in performance yields, as well as higher shipment volumes and improvements in average selling prices. Raw steel production was 4,455,000 tons compared to 4,106,000 tons produced during the nine month period ended September 30, 1994.

Unusual Item

During the fourth quarter of 1994, the Company finalized and implemented a plan that resulted in a workforce reduction of approximately 400 salaried nonrepresented employees which resulted in a restructuring charge of $34.2 million, or $25.6 million net of tax. During the first quarter of 1995, the Company recorded an additional restructuring charge of $5.3 million, or $3.6 million net of tax, as a result of the various elections made by the terminated employees during the quarter.

The aggregate restructuring charge of $39.5 million was comprised of OPEB - $26.5 million; severance $12.5 million; pensions - ($2.6) million and other - $3.1 million. Substantially all of the amounts related to severance and other have been paid as of September 30, 1995. The remaining balance of $23.9 million primarily relates to OPEB and pensions and will require the utilization of cash over the retirement lives of the affected employees.

Other (Income) Expense

Financing Costs - Net financing costs of $30.3 million during the first nine months of 1995 represent a 31.8% decrease compared to net financing costs of $44.5 million during the corresponding 1994 period. This decrease is primarily attributable to higher short term investment earnings resulting from the receipt of cash generated by the issuance of 6.9 million shares of Class B Common Stock, coupled with a decrease in interest expense as a result of the reduction in debt.

Litigation judgment - On January 24, 1994, the United States Supreme Court denied the Bessemer & Lake Erie Railroad (the "B &LE") petition to hear the appeal in the Iron Ore Antitrust Litigation, thus sustaining a judgment in favor of the Company against the B&LE. On February 11, 1994, the Company received $111.0 million, including interest, in satisfaction of this judgment. This gain was reclassified from Income from Operations to Other Income to more properly reflect the trend in operating income and had no effect on net income or earnings per share as previously reported.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

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

Cash and cash equivalents totaled $121.1 million at September 30, 1995 as compared to $161.9 million at December 31, 1994. This decrease is primarily a result of the Company's prepayment of $133.3 million aggregate principal amount of related party debt associated with the rebuild of the No. 5 Coke Oven Battery serving the Great Lakes Division. Cash from the Company's operations, as well as proceeds realized in connection with the primary offering of 6.9 million shares of Class B Common Stock completed on February 1, 1995, were utilized to prepay the aforementioned related party debt.

Cash Flows from Operating Activities

For the nine months ended September 30, 1995, cash provided by operating activities decreased by $10.1 million compared to the same 1994 period. However, excluding the after tax effect of the B&LE gain of $107.9 million in 1994, cash provided by operating activities increased by $97.8 million. This increase is primarily a result of improvement in income from operations.

Cash Flows from Investing Activities

Capital investments for the nine months ended September 30, 1995 and 1994 amounted to $154.6 and $111.8 million, respectively. The 1995 spending is largely attributable to a planned blast furnace reline at the Granite City Division, as well as the commencement of construction of a steel coating line at the same location. The 1994 spending was largely attributable to the completion of a pickle line servicing the Great Lakes Division. The Company plans to invest an additional $61.6 million during the remainder of 1995 for capital expenditures to improve its plant and equipment.

Cash Flows from Financing Activities

Financing activities for the first nine months of 1995 included the issuance of
6.9 million shares of Class B Common Stock which generated net proceeds of $104.7 million, offset by debt repayments of $158.9 million, which includes the cash prepayment of $125.6 million of related party debt associated with the rebuild of the No. 5 Coke Oven Battery, and other debt payments totaling $33.3 million. Financing activities for the first nine months of 1994 included borrowings of $88.0 million related to the completion of a pickle line servicing the Great Lakes Division, as well as the prepayment of $40.6 million aggregate principal amount of its outstanding First Mortgage Bonds.

Sources of Financing

The Company's available sources of liquidity consist of a Receivables Purchase Agreement with commitments of up to $200 million and $15 million in an uncommitted, unsecured line of credit. On May 16, 1995, the Receivables Purchase Agreement was amended to increase the amount available under this agreement from a maximum of $180 million to a maximum of $200 million. Additionally, the expiration date was extended from May 16, 1997 to May 16, 2000. On September 30, 1995, there were no cash borrowings outstanding under the Receivables Purchase Agreement, and outstanding letters of credit under the Receivables Purchase Agreement totaled $81.0 million.

Total debt and redeemable preferred stock as a percentage of total capitalization improved to 52.6% at September 30, 1995, as compared to 68.6% at December 31, 1994, primarily as a result of the prepayment of $133.3 million aggregate principal amount of related party debt, improved net income and the issuance of an additional 6.9 million shares of Class B Common Stock during the first quarter of 1995.

Other

Construction of Coating Lines - As a part of the Company's long term strategy to increase its percentage of shipments of higher margin products, two new coating lines, each rated at 270,000 net tons, are in the process of being constructed. These coating lines will serve the metal buildings market for use in pre-engineered buildings and for residential roofing, siding and framing. The line which will be located at the Granite City Division will cost approximately $80
million and is scheduled for completion in the second quarter of 1996.   The
line which will be located at the Midwest Division will cost approximately $70 million and is scheduled to be completed in the second quarter of 1998. The Company will finance the Granite City line from internally generated funds. Financing alternatives for the Midwest line are still being evaluated.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS


USX Corporation v. National Steel Corporation. With reference to the matter involving claims by USX Corporation ("USX") arising out of the Company's hiring of five management employees and one former management employee of USX's Gary Works, previously reported in the Company's 1994 Form 10-K, the parties have agreed to a settlement of all claims. The settlement calls for the Company to make certain charitable contributions in USX's name. The specific terms of the settlement are, by agreement of the parties, confidential, but the settlement will not have a material effect on the Company's financial condition, liquidity or results of operations.


ENVIRONMENTAL MATTERS

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible parties at a number of off-site CERCLA or state superfund site proceedings.

Iron River (Dober Mine) Proceeding. With reference to the matter involving the Iron River (Dober Mine) Site located in Iron County, Michigan, previously reported in the Company's 1994 Form 10-K and its first quarter 1995 Form 10-Q, the Company filed a third party complaint to include USX Corporation and Cliffs Mining Company as additional defendants, and later filed an amended third party complaint joining as additional defendants several local municipalities, as well as ARAMARK Uniform Services, Inc. The Company recently entered into settlement discussions with the State of Michigan in an effort to resolve this case prior to the parties' engaging in extensive discovery.

Conservation Chemical Company Site. With reference to the matter involving the Conservation Chemical Company Site located in Gary, Indiana, previously reported in the Company's 1994 Form 10-K, several "de minimis" parties have formed a group for the purpose of attempting to negotiate a "de minimis" settlement with the Environmental Protection Agency. The Company was invited to join this group, and is currently considering whether or not to do so.


Other

Great Lakes Division Outfalls Proceedings. With respect to the matter involving certain outfalls located at the Company's Great Lakes Division facility, including the outfalls at the 80 inch hot strip mill, previously reported in the Company's 1994 Form 10-K and its first and second quarter 1995 Forms 10-Q, the Company has received seven additional letters from the U.S. Coast Guard ("USCG") during the third quarter of 1995 regarding the planned assessment of additional civil penalties totaling $85,000 for alleged oil discharges from National Pollutant Discharge Elimination System outfalls. The Company paid $5,000 on or about October 5, 1995, in settlement of one of these seven assessments. Of the remaining penalty assessments, the Company intends to either appeal the assessments, or to reach settlements with the USCG.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



        (a) Exhibits


            The following is an index of the exhibits included in this Report on Form 10-Q:

            10A Third Amendment to Amended and Restated Loan Agreement dated
                August 2, 1995, between NUF Corporation and the Company.

            27A Financial Data Schedule



        (b) Reports on Form 8-K

            The Company filed a report on Form 8-K dated October 24, 1995 reporting on Item 5, Other Events. The report related to the press release issued on October 18, 1995 announcing the Company's third quarter results of operations.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NATIONAL STEEL CORPORATION



               BY /s/ William N. Harper
                  ----------------------------------------------
                  William N. Harper, Vice President and
                  Chief Financial Officer



               BY /s/ Carl M. Apel
                  ----------------------------------------------
                  Carl M. Apel, Corporate Controller, Accounting
                  and Assistant Secretary



Date: November 10, 1995

                          NATIONAL STEEL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

10-A Third Amendment to Amended and Restated Loan Agreement dated August 2, 1995, between NUF Corporation and the Company.

27-A  Financial Data Schedule