Form 10-K
period 1995-12-31
NATIONAL STEEL CORP
filed 1996-03-22
CIK 70578

                                    1 9 9 5

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               F O R M  1 0 - K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 1-983

                          NATIONAL STEEL CORPORATION

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

INCORPORATED UNDER THE LAWS OF THE STATE OF DELAWARE                                                25-0687210
(State or other jurisdiction of incorporation or organization)                         (I.R.S. Employer Identification No.)

4100 EDISON LAKES PARKWAY, MISHAWAKA, IN                                                            46545-3440
(Address of principal executive offices)                                                            (Zip Code)

                                 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  219-273-7000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               TITLE OF EACH CLASS                                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                                        -----------------------------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At March 15, 1996, there were 43,288,240 shares of the registrant's common stock outstanding.

   Aggregate market value of voting stock held by non-affiliates:
$320,018,501.

   The amount shown is based on the closing price of National Steel Corporation's Common Stock on the New York Stock Exchange on March 15, 1996. Voting stock held by officers and directors is not included in the computation. However, National Steel Corporation has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Selected portions of the 1996 Proxy Statement of National Steel Corporation are incorporated by reference into Part III of the Report on Form 10-K.

                          NATIONAL STEEL CORPORATION

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----

 PART I

 Item  1     Business                                                                 3

 Item  2     Properties                                                              11

 Item  3     Legal Proceedings                                                       14

 Item  4     Submission of Matters to a Vote of Security Holders                     23


 PART II

 Item  5     Market for Registrant's Common Stock and Related Stockholder Matters    28

 Item  6     Selected Financial Data                                                 29

 Item  7     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                 30

 Item  8     Financial Statements and Supplementary Data                             38

 Item  9     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                              64


 PART III

 Item 10     Directors and Executive Officers of the Registrant                      65

 Item 11     Executive Compensation                                                  65

 Item 12     Security Ownership of Certain Beneficial Owners and Management          65

 Item 13     Certain Relationships and Related Transactions                          65


 PART IV

 Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K            66

                                  PART I

 ITEM 1.  BUSINESS

 National Steel Corporation, a Delaware corporation, and its consolidated subsidiaries (the "Company") is the fourth largest integrated steel producer in the United States as measured by production and is engaged in the manufacture and sale of a wide variety of flat rolled carbon steel products, including hot rolled, cold rolled, galvanized, tin and chrome plated steels. The Company targets high value added applications of flat rolled carbon steel for sale to the automotive, metal buildings and container markets. Since 1984, the Company has invested approximately $2.1 billion in capital improvements to enhance the Company's competitive position and penetrate growing segments of these markets.

 The Company was formed through the merger of Great Lakes Steel, Weirton Steel and Hanna Iron Ore Company and was incorporated in Delaware on November 7, 1929. The Company built a finishing facility, now the Midwest Division, in 1961, and in 1971 purchased Granite City Steel Corporation, now the Granite City Division. On September 13, 1983, the Company became a wholly-owned subsidiary of National Intergroup, Inc., which in October 1994 changed its name to FoxMeyer Health Corporation (collectively, with its subsidiaries,
 hereinafter referred to as "FOX"), through a restructuring.   On January 11,
 1984, the Company sold the principal assets of its Weirton Steel Division and retained certain liabilities related thereto. On August 31, 1984, NKK Corporation (collectively, with its subsidiaries, "NKK") purchased a 50% equity interest in the Company from FOX. On June 26, 1990, NKK purchased an additional 20% equity interest in the Company from FOX. In April 1993, the Company completed an initial public offering of its Class B Common Stock. In October 1993, FOX converted all of its shares of Class A Common Stock to an equal number of shares of Class B Common Stock and subsequently sold substantially all of its shares of Class B Common Stock in the market in January 1994, resulting in NKK owning 75.6% voting interest in the Company at December 31, 1994. On February 1, 1995, the Company completed a primary offering of 6.9 million shares of Class B Common Stock. Subsequent to the transaction, NKK's voting interest decreased to 67.6%.

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

 Reduction in Production Costs. Management's primary focus is to reduce the costs of producing hot rolled bands, the largest component of the Company's finished product cost. Reducing all costs associated with the production process is essential to the Company's overall cost reduction program. Management has reduced production costs by better utilizing existing equipment, improving productivity, involving labor in improving operating practices and by the cost efficient use of steelmaking inputs. In addition, the Company's facility engineers, who have access to a wide range of NKK process technologies, analyze and implement innovative steelmaking and processing methods on an ongoing basis.

 Quality Improvement. An important element of the Company's strategy is to reduce the cost of poor quality, which currently results in the sale of non-prime products at lower prices and requires substantial reprocessing costs. The Company has made improvements in this area by improving process control, utilizing employee based problem solving methods, eliminating dependence on final inspection and reducing internal rejections and extra processing.

 Predictive Maintenance Program. Management is installing a predictive maintenance program designed to maximize production and equipment life while minimizing unscheduled equipment outages. This program should improve operations stability through improved equipment reliability, which is expected to result in improved productivity and reduced costs.

 ALLIANCE WITH NKK

 The Company has a strong alliance with its principal stockholder, NKK, the second largest steel company in Japan and the seventh largest in the world as measured by production. Since 1984, the Company has had access to a wide range of NKK's steelmaking, processing and applications technology. The Company's engineers include approximately 40 engineers transferred from NKK, who serve primarily at the Company's Divisions. These engineers, as well as engineers and technical support personnel at NKK's facilities in Japan, assist in improving operating practices and developing new manufacturing processes. This support also includes providing input on ways to improve raw steel to finished product yields. In addition, NKK has provided financial assistance to the Company in the form of investments, loans and introductions to Japanese financial institutions and trading companies; however, there can be no assurances given as to the extent of NKK's future financial support beyond existing contractual commitments.

 This alliance with NKK was further strengthened by the Agreement for the Transfer of Employees (superceding a prior arrangement) entered into by the Company and NKK effective as of May 1, 1995. This Agreement was unanimously approved by all directors of the Company who were not then, and have never been, employees of NKK. Pursuant to the terms of this agreement, technical and business advice is provided to the Company through NKK employees who are transferred to the employ of the Company. The Company has agreed to reimburse NKK for certain costs and expenses incurred by NKK in connection with the transfer of the employees. The total amount of reimbursable expenses which the Company is obligated to pay is capped at $11.7 million for the initial term of the Agreement which runs from May 1, 1995 through December 31, 1996. The Agreement can be extended from year to year thereafter if approved by NKK and by a majority of those directors of the Company who are not then, and have never been, employees of NKK.

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

 The Company operates a research and development facility near its Great Lakes Division to develop new products, improve existing products and develop more efficient operating procedures to meet the constantly increasing demands of the automotive, metal buildings and container markets. The research center employs approximately 50 chemists, physicists, metallurgists and engineers. The research center is responsible for, among other things, the development of five new high strength steels for automotive weight reduction and a new galvanized steel for the metal buildings market. In addition, the Company operates a Product Application Center near Detroit dedicated to providing product and technical support to customers. The Product Application Center assists customers with application engineering (selecting optimum metal and manufacturing methods), application technology (evaluating product performance) and technical developments (performing problem solving at plants). The Company spent $9.8 million, $7.9 million and $9.4 million for research and development in 1995, 1994 and 1993, respectively. In addition, the Company participates in various research efforts through the American Iron and Steel Institute (the "AISI").

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

 To enable the Company to more efficiently meet the needs of its target markets and focus on higher value added products, the Company has entered into two separate joint ventures to build hot dip galvanizing facilities. One joint venture is with NKK and an unrelated third party and has been built to service the automotive industry. The second joint venture has been built to service the construction industry. See "Properties-DNN Galvanizing Limited Partnership" and "Double G Coatings, L.P." Additionally, in 1995, the Company began construction of two additional coating lines which will serve the metal buildings market. The line located at the Granite City Division cost approximately $85.0 million and was completed during the first quarter of 1996. The line which will be located at the Midwest Division will cost approximately $70.0 million and is scheduled to be completed in the second quarter of 1998.

 CAPITAL INVESTMENT PROGRAM

 Since 1984, the Company has invested over $2.1 billion in capital improvements aimed at upgrading the Company's steelmaking and finishing operations to meet its customers' demanding requirements for higher quality products and to reduce production costs. As described above, one of the Company's strategic initiatives is to more effectively utilize these substantial capital improvements. Major projects include an electrolytic galvanizing line, a continuous caster, a ladle metallurgy station, a vacuum degasser, a complete coke oven battery rebuild and a high speed pickle line, each of which services the Great Lakes Division and a continuous caster, a galvanizing line and a ladle metallurgy station, each of which services the Granite City Division. Major improvements at the Midwest Division include the installation of process control equipment to upgrade its finishing capabilities and a galvanizing line. Capital investments for each of 1995, 1994 and 1993 were $215.4 million, $137.5 million and $160.7 million, respectively. Capital investments for 1996 and 1997 are expected to total approximately $268.0 million.

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

 The Company is also a leading supplier of steel to the domestic metal buildings market. Roof and building panels are the principal applications for galvanized and Galvalume(R) steel in this market. Management believes that demand for Galvalume(R) steel will exhibit strong growth for the next several years partially as a result of a trend away from traditional building products, and that the Company is well positioned to profit from this growth as a result of both its position in this market and additional capacity referred to above.

 The Company produces chrome and tin plated steels to exacting tolerances of gauge, shape, surface flatness and cleanliness for the container industry. Tin and chrome plated steels are used to produce a wide variety of food and non-food containers. In recent years, the market for tin and chrome plated steels has been both stable and profitable for the Company.

 The Company also supplies the pipe and tube and service center markets with hot rolled, cold rolled and coated sheet. The Company is a key supplier to transmission pipeline, downhole casing and structural pipe producers. Service centers generally purchase steel coils from the Company and may process them further or sell them directly to third parties without further processing.

 The following table sets forth the percentage of the Company's revenues from various markets for the past five years.


                                     1995    1994    1993    1992    1991
                                    ------  ------  ------  ------  ------
 Automotive                          27.8%   28.5%   28.9%   27.2%   25.8%
 Metal buildings                     16.8    15.0    14.3    12.8    11.2
 Containers                          11.3    13.2    13.3    14.9    15.6
 Pipe and Tube                        7.4     6.9     8.2     9.4     8.0
 Service Centers                     15.4    17.9    15.5    13.6    10.7
 All Other                           21.3    18.5    19.8    22.1    28.7
                                    -----   -----   -----   -----   -----
                                    100.0%  100.0%  100.0%  100.0%  100.0%
                                    =====   =====   =====   =====   =====


 Shipments to General Motors, the Company's largest customer, accounted for approximately 9%, 10% and 11% of net sales in each of 1995, 1994 and 1993, respectively. Export sales accounted for approximately 2.6% of revenue in 1995, .9% in 1994 and .1% in 1993. The Company's products are sold through the Company's six sales offices located in Chicago, Detroit, Houston, Kansas City, Pittsburgh and St. Louis. Substantially all of the Company's net revenues are based on orders for short-term delivery. Accordingly, backlog is not meaningful when assessing future results of operations.

 OPERATIONS

 The Company operates three principal facilities: two integrated steel plants, the Great Lakes Division in Ecorse and River Rouge, Michigan, near Detroit, and the Granite City Division in Granite City, Illinois, near St. Louis, and a finishing facility, the Midwest Division in Portage, Indiana, near Chicago.
 The Company's centralized corporate structure, the close proximity of the Company's principal steel facilities and the complementary balance of processing equipment shared by them, enable the Company to closely coordinate the operations of these facilities in order to maintain high operating rates throughout its processing facilities and to maximize the return on its capital investments.

 The following table details effective steelmaking capacity, actual production, effective capacity utilization and percentage of steel continuously cast for the Company and the domestic steel industry for the years indicated.



                           RAW STEEL PRODUCTION DATA

                                                        EFFECTIVE         PERCENT
                              EFFECTIVE     ACTUAL       CAPACITY       CONTINUOUSLY
                              CAPACITY    PRODUCTION   UTILIZATION          CAST
                              --------    ----------   -----------      ------------
                                (000'S OF NET TONS)        (%)              (%)
 The Company
 1995                            6,300       6,081         96.5            100.0
 1994                            6,000       5,763         96.1            100.0
 1993                            5,550       5,551        100.0            100.0
 1992                            5,355       5,380        100.5            100.0
 1991                            5,670       5,247         92.5             99.8


 Domestic Steel Industry*
 1995                          112,400     103,142         91.8             91.0
 1994                          108,150     100,579         93.0             89.5
 1993                          109,900      97,877         89.1             85.7
 1992                          113,100      92,949         82.2             79.3
 1991                          117,700      87,896         74.7             75.8


  * Information as reported by the AISI. The 1995 industry information is estimated by the AISI.


 In 1995, effective capacity increased to 6,300,000 net tons due to higher production levels at both the Great Lakes and Granite City Divisions.

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


 RAW MATERIALS

 Iron ore. The metallic iron requirements of the Company are supplied primarily from iron ore pellets that are produced from a concentration of low grade ores. The Company, directly through its wholly owned subsidiary, National Steel Pellet Company ("NSPC") and through an affiliate, has reserves of iron ore adequate to produce approximately 500 million gross tons of iron ore pellets. The Company's iron ore reserves are located in Minnesota, Michigan and Quebec, Canada. Excluding the effects of the thirteen month period from August 1, 1993 through August 28, 1994 when NSPC was idled, a significant portion of the Company's average annual consumption of iron ore pellets was obtained from the deposits of the Company or those of its affiliate during the last five years. The remaining iron ore pellets consumed by the Company were purchased from third parties. Iron ore pellets available to the Company from its own deposits, its affiliate and outside suppliers are sufficient to meet the Company's total iron ore requirements at competitive market prices for the foreseeable future.

 Coal. In 1992, the Company decided to exit the coal mining business. At that time, the Company owned underground coal properties in Pennsylvania, Kentucky and West Virginia as well as undeveloped coal reserves in Pennsylvania and West Virginia. During 1993, the Pennsylvania and Kentucky properties were sold except for the coal reserves which were leased on a long term basis. During 1994, one of the West Virginia plant sites was sold, and in 1995, the remaining plant site in West Virginia was leased for a 5 year term, with an option to extend for two additional 5 year periods. Negotiations are in process for the long term lease of certain West Virginia partially developed coal reserves.
 The remaining coal assets totaling $38.8 million are included in the assets of the Company and constitute less than 2% of the Company's total assets.
 Adequate supplies of coal are readily available at competitive market prices.

 Coke. The Company operates two efficient coke oven batteries servicing the Granite City Division and a newly rebuilt No. 5 coke oven battery at the Great Lakes Division. The No. 5 coke battery enhances the quality and stability of the Company's coke supply, and incorporates state-of-the-art technology while meeting the requirements of the Clean Air Act. With the No. 5 coke battery rebuild, the Company has significantly improved its self-sufficiency and can supply approximately 50% of its annual coke requirements. The remaining coke requirements are met through competitive market purchases.

 Limestone. The Company, through an affiliated company, has limestone reserves of approximately 76 million gross tons located in Michigan. During the last five years, approximately 62% of the Company's average annual consumption of limestone was derived from these reserves. The Company's remaining limestone requirements were purchased.

 Scrap and Other Materials. Supplies of steel scrap, tin, zinc and other alloying and coating materials are readily available at competitive market prices.


 PATENTS AND TRADEMARKS

 The Company has the patents and licenses necessary for the operation of its business as now conducted. The Company does not consider its patents and trademarks to be material to the business of the Company.


 EMPLOYEES

 As of December 31, 1995, the Company employed 9,474 people. In 1995, the Company completed a plan that resulted in the reduction of its salaried non-represented workforce by approximately 400 employees. The Company has labor agreements with the United Steelworkers of America (the "USWA") and other labor organizations which collectively represent approximately 82.5% of the Company's employees. In 1993, the Company entered into labor agreements with these various labor organizations. These agreements expire in 1999, with mid-term economic reopeners scheduled in 1996. Any unresolved issues are subject to binding arbitration.


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

 Imports. Domestic steel producers face significant competition from foreign producers and have been adversely affected by what the Company believed to be unfairly traded imports. Imports of finished steel products accounted for approximately 18%, 19% and 14% of the domestic market in 1995, 1994 and 1993, respectively. Many foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

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

 Mini-mills. Domestic integrated producers, such as the Company, have lost market share in recent years to domestic mini-mills. Mini-mills provide significant competition in certain product lines, including hot rolled and cold rolled sheets, which represented, in the aggregate, approximately 58% of the Company's shipments in 1995. Mini-mills are relatively efficient, low-cost producers which produce steel from scrap in electric furnaces, have lower employment and environmental costs and target regional markets. Thin slab casting technologies have allowed mini-mills to enter certain sheet markets which have traditionally been supplied by integrated producers. One mini-mill has constructed two such plants and has begun construction on a third plant. Certain companies have announced plans for, or have indicated that they are currently considering, additional mini-mill plants for sheet products in the United States.

 Steel Substitutes. In the case of many steel products, there is substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete. Conversely, the Company and certain other manufacturers of steel products have begun to compete in recent years in markets not traditionally served by steel producers.


 ENVIRONMENTAL MATTERS

 The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. The Company currently estimates that it will incur capital expenditures in connection with matters relating to environmental control of approximately $9.6 million and $7.0 million for 1996 and 1997, respectively. In addition, the Company expects to record expenses for environmental compliance, including depreciation, of approximately $77.0 million and $83.0 million for 1996 and 1997, respectively. Since environmental laws and regulations are becoming increasingly stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of future factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. The costs for environmental compliance may also place the Company at a competitive disadvantage with respect to foreign steel producers, as well as manufacturers of steel substitutes, that are subject to less stringent environmental requirements.

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

 In 1990, the EPA released a proposed rule which establishes standards for the implementation of a corrective action program under the Resource Conservation Recovery Act of 1976, as amended

 ("RCRA"). The corrective action program requires facilities that are operating under a permit, or are seeking a permit, to treat, store or dispose of hazardous wastes to investigate and remediate environmental contamination. Currently, the Company is conducting an investigation at its Midwest Division facility. The Company estimates that the potential capital costs for implementing corrective actions at such facility will be approximately $8.0 million payable over the next several years. At the present time, the Company's other facilities are not subject to corrective action.

 Since 1989, the United States Environmental Protection Agency (the "EPA") and the eight Great Lakes states have been developing the Great Lakes Initiative, which will impose water quality standards that are even more stringent than the best available technology standards currently being enforced. On March 23, 1995, the EPA published the final "Water Quality Guidance for the Great Lakes System" (the "Guidance Document"). The Guidance Document establishes minimum water quality standards and other pollution control policies and procedures for waters within the Great Lakes System. The Company has conducted a series of internal analyses concerning the effect of the Guidance Document on the Company's operations. Based upon these analyses, the Company believes that the Guidance Document will have a limited impact on the conduct of the Company's business, and that any such impact will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

 The Company has recorded the reclamation costs to restore its coal and iron ore mines at its shut down locations to their original and natural state, as required by various federal and state mining statutes.

 The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. In addition, the Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") in a number of off-site CERCLA or state superfund site proceedings. At several of these sites, any remediation costs incurred by the Company are liabilities for which FOX has agreed to indemnify the Company. (See the section captioned "Environmental Matters" on page 16.)

 ITEM 2.  PROPERTIES


 THE GRANITE CITY DIVISION.

 The Granite City Division, located in Granite City, Illinois, has an effective steelmaking capacity of 2.4 million tons. All steel at this Division is now produced by continuous casting. The Granite City Division also uses ladle metallurgy to refine the steel chemistry to enable it to meet the exacting specifications of its customers. The Division's ironmaking facilities consist of two coke batteries and two blast furnaces. Finishing facilities include an 80 inch hot strip mill, a continuous pickler and two hot dip galvanizing lines. In 1995, the Granite City Division commenced construction of a 270,000 ton coating line to serve the metal buildings market. The line cost approximately $85.0 million and was completed in 1996. Granite City Division ships approximately 20% of its total production to the Midwest Division for finishing. Principal products of the Granite City Division include hot rolled, cold rolled, hot dipped galvanized, grain bin and high strength, low alloy steels.

 The Granite City Division is located on 1,540 acres and employs approximately 2,960 people. The Division's proximity to the Mississippi River and other interstate transit systems, both rail and highway, provides easy accessibility for receiving raw materials and supplying finished steel products to customers.


 THE GREAT LAKES DIVISION.

 The Great Lakes Division, located in Ecorse and River Rouge, Michigan, is an integrated facility engaged in steelmaking primarily for use in the automotive market with an effective steelmaking capacity of 3.9 million tons. All steel at this Division is now produced by continuous casting. The Division's ironmaking facilities consist of a recently rebuilt 85-oven coke battery and three blast furnaces. The Division also operates steelmaking facilities consisting of a vacuum degasser and a ladle metallurgy station. Finishing facilities include a hot strip mill, a skinpass mill, a shear line, a new high speed pickle line, a tandem mill, a batch annealing station, two temper mills and two customer service lines, and an electrolytic galvanizing line. The Great Lakes Division ships approximately 40% of its production to the Midwest Division for finishing. Principal products of the Great Lakes Division include hot rolled, cold rolled, electrolytic galvanized, and high strength, low alloy steels.

 The Great Lakes Division is located on 1,100 acres and employs approximately 3,700 people. The Division is strategically located with easy access to lake, rail and highway transit systems for receiving raw materials and supplying finished steel products to customers.


 THE MIDWEST DIVISION.

 The Midwest Division, located in Portage, Indiana, finishes hot rolled bands produced at the Granite City and Great Lakes Divisions primarily for use in the automotive, metal buildings and container markets. The Division's facilities include a continuous pickling line, two cold reduction mills and two continuous galvanizing lines, a 48 inch wide line which can produce galvanized or Galvalume(R) steel products and which services the metal buildings market and a 72 inch wide line which services the automotive market; finishing facilities for cold rolled products consisting of a batch annealing station, a sheet temper mill and a continuous stretcher leveling line; and an electrolytic cleaning line, a continuous annealing line, two tin temper mills, two tin recoil lines, an electrolytic tinning line and a chrome line which services the container markets. In 1995, the Midwest Division commenced production of a 270,000 ton coating line to serve the metal buildings market. The line will cost approximately $70.0 million and is scheduled to be completed in the second quarter of 1998. Principal products of the Midwest Division include tin mill products, hot dipped galvanized and Galvalume(R) steel, cold rolled, and electrical lamination steels.

 The Midwest Division is located on 1,100 acres and employs approximately 1,490 people. Its location provides excellent access to rail, water and highway transit systems for receiving raw materials and supplying finished steel products to customers.


 NATIONAL STEEL PELLET COMPANY

 NSPC, located on the western end of the Mesabi Iron Ore Range in Keewatin, Minnesota, mines, crushes, concentrates and pelletizes low grade taconite ore into iron ore pellets. NSPC operations include two primary crushers, ten primary mills, five secondary mills, a concentrator and a pelletizer. The facility has a current annual effective iron ore pellet capacity of over 5 million gross tons and has a combination of rail and vessel access to the Company's integrated steel mills.


 DNN GALVANIZING LIMITED PARTNERSHIP

 As part of its strategy to focus its marketing efforts on high quality steels for the automotive industry, the Company entered into an agreement with NKK and Dofasco Inc., a large Canadian steel producer ("Dofasco"), to build and operate DNN, a 400,000 ton per year, hot dip galvanizing facility in Windsor, Ontario, Canada. This facility incorporates state-of-the-art technology to galvanize steel for critically exposed automotive applications. The facility is modeled after NKK's Fukuyama Works Galvanizing Line that has provided high quality galvanized steel to the Japanese automotive industry for several years. The Company is committed to utilize 50% of the available line time of the facility and pay a tolling fee designed to cover fixed and variable costs with respect to 50% of the available line time, whether or not such line time is utilized. The plant began production in January 1993 and is currently operating at full capacity. The Company's steel substrate requirements are provided to DNN by the Great Lakes Division.


 DOUBLE G COATINGS, L.P.

 To continue to meet the needs of the growing metal buildings market, the Company and an unrelated party formed a joint venture to build and operate
 Double G. Coatings, L.P.   ("Double G"), a 270,000 ton per year hot dip
 galvanizing and Galvalume(R) steel facility near Jackson, Mississippi. The facility is capable of coating 48 inch wide steel coils with zinc to produce a product known as galvanized steel and with a zinc and aluminum coating to produce a product known as Galvalume(R) steel. Double G will primarily serve the metal buildings segment of the construction market in the south central United States. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line time at the facility. The joint venture commenced production in the second quarter of 1994 and reached full operating capacity in 1995. The Company's steel substrate requirements are provided to Double G by the Great Lakes and Midwest Divisions.


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

 ITEM 3.  LEGAL PROCEEDINGS


 In addition to the matters specifically discussed below, the Company is involved in various legal proceedings occurring in the normal course of its business. In the opinion of the Company's management, adequate provision has been made for losses which are likely to result from these actions. The outcome of these proceedings is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company. For a description of certain environmental matters involving the Company, see "Environmental Matters" below.

 Baker's Port, Inc. v. National Steel Corporation. On July 1, 1988, Baker's Port, Inc. ("BPI") and Baker Marine Corporation ("BMC") filed a lawsuit in the District Court for San Patricio County, Texas against the Company, two of its subsidiaries, NS Land Company ("NS Land") and Natland Corporation ("Natland"), and several other defendants, alleging breach of their general warranty of title and encumbrances, violation of the Texas Deceptive Trade Practice Act (the "DTPA") and fraud, in connection with the sale by Natland to BPI in 1981 of approximately 3,000 acres of land near Corpus Christi, Texas. Approximately $24.7 million of the purchase price was in the form of a note (the "Note") secured by a Deed of Trust (mortgage) and BMC's guarantee. BPI and BMC sought actual damages in excess of $55 million, or, alternatively, rescission of the sale, and exemplary damages in excess of $155 million, as well as treble damages under the DTPA. Natland counterclaimed for the amount defaulted on by BPI under the Note which totaled approximately $19 million at the time of trial. The State of Texas also claimed the rights to certain riparian land.
 On September 7, 1990, after trial, a judgment was entered, holding, among other things, (i) that the affirmative claims of BPI and BMC were barred, except that the finding of $22 million in damages for fraud could be used as a setoff against the Note and except as set forth in (iii) below, (ii) that recovery by Natland on the Note was deemed offset by the setoff referred to in
 (i) above, (iii) that BPI was entitled to approximately $.4 million plus pre-judgment interest thereon in the sum of approximately $.5 million, plus post-judgment interest thereon and (iv) that Natland's Deed of Trust lien on the property was fully released and discharged. On June 30, 1993, the Court of Appeals issued an opinion which affirmed in part and reversed and remanded in part the judgment of the trial court. Specifically, the Court of Appeals (i) affirmed the dismissal by the trial court of the title claims brought by the State of Texas, (ii) reversed the finding by the trial court of $22 million of damages for fraud, which had been applied to offset the entire amount then owing on the Note, (iii) reversed the trial court's award of approximately $.4 million plus pre-judgment interest thereon in the amount of approximately $.5 million plus post-judgment interest and (iv) remanded the case for a new trial on one title claim. All parties filed appeals with the Texas Supreme Court which subsequently declined to hear them. As a result, the case was remanded for a new trial. By entry of an order on April 21, 1995, the trial court limited the issues to be tried to the breach of title claim concerning the state-owned submerged lands and related attorneys' fees. The parties have tentatively agreed to a settlement of this matter. In summary, the settlement provides that (i) the lawsuit will be dismissed with prejudice and the parties will give each other mutual releases of all claims, (ii) BPI will convey the subject property back to Natland (with the exception that BPI will retain ownership of 7.8 acres and a two story building situated thereon in which BPI's headquarters are located), (iii) Natland will pay to BPI the sum of $3,500,000 ($2,150,000 at the closing and $1,350,000 when a certain portion of the property is sold by Natland) and (iv) upon sale of the subject property, Natland will retain the first $18,000,000 of net proceeds and any net proceeds over $18,000,000 will be shared equally between Natland and BPI. The settlement is subject to the parties agreeing upon and executing formal documentation embodying the aforesaid terms. In view of these settlement negotiations, the trial court has extended the trial date to May, 1996. A new trial will take place only if the parties are unable to finalize the tentative settlement agreement. As of December 31, 1995, approximately $13.3 million in principal and $13.6 million in interest was due under the Note. The Company has reserved the entire amount owing under the Note.

 Detroit Coke Corporation v. NKK Chemical, USA, Inc. On October 4, 1991, Detroit Coke Corporation ("Detroit Coke") filed a lawsuit against NKK Chemical USA, Inc. ("NKK Chemical") and the Company in the United States District Court for the Eastern District of Michigan, Southern Division, at Civil Action No. 91-CV-75220DT. Plaintiff alleged that its damages exceeded $120 million. The cause of action arises out of a coal supply and coke purchasing arrangement entered into between Detroit Coke and NKK Chemical. In turn, NKK

 Chemical entered into agreements with Natcoal, Inc. ("Natcoal"), a wholly-owned subsidiary of the Company, to purchase and ship coal to Detroit Coke, which would convert it into coke to be sold to NKK Chemical and, in turn, by NKK Chemical to the Company's Great Lakes Division. Plaintiff claims, among other things, that certain coal blends supplied by the Company (allegedly acting through Natcoal) failed to meet blend specifications, allegedly causing environmental problems and damage to its ovens, all of which resulted in Detroit Coke having to shut down its facility. The Company filed an Answer and Affirmative Defenses. A Motion to Transfer the action to the United States District Court for the Western District of Pennsylvania was granted and the case was transferred on July 2, 1992. On or about October 9, 1992, plaintiff filed a First Amended Complaint adding a new defendant, Trans-Tech Corporation, as well as claiming an additional $1.4 million allegedly due for coke and coke oven gas supplied under the coke purchasing agreement between Detroit Coke and NKK Chemical. The Company denied all of plaintiff's allegations. In an Answer to Interrogatories, plaintiff claimed damages as great as $160 million. On September 30, 1994, all defendants moved for summary judgment. In their respective motions for summary judgment, NKK Chemical and the Company claimed, among other things, that a limitation of damages provision in the Coke Purchase Agreement between Detroit Coke and NKK Chemical barred all of Detroit Coke's claims. On February 16, 1995, the court entered an order dismissing all claims against Trans-Tech Corporation. On May 12, 1995, the court granted summary judgment in favor of the Company and Natcoal, the effect of which was to dismiss all claims against the Company and Natcoal. In addition, on May 12, 1995, the court granted summary judgment in favor of NKK Chemical, dismissing all claims against NKK Chemical except for Detroit Coke's claim seeking approximately $1.5 million allegedly owed for coke and coke oven gas. On June 15, 1995, Detroit Coke moved for reconsideration of the court's order granting summary judgment in favor of the Company and NKK Chemical. On January 2, 1996, the court denied Detroit Coke's Motion for Reconsideration and reaffirmed its order, dismissing, inter alia, all claims against the Company. Since that time, counsel for all parties have met with the court and it has been agreed that Detroit Coke will withdraw all of its claims against the Company and NKK Chemical in exchange for mutual releases. No monetary or economic consideration is being exchanged.

 Donner-Hanna Coke Joint Venture.   Hanna Furnace Corporation ("Hanna"), a
 wholly-owned subsidiary of the Company, was a 50% participant, along with LTV Steel Company, Inc. ("LTV"), in the Donner-Hanna Coke Joint Venture ("Donner-Hanna") which ceased its coke making operations in 1982. LTV filed a petition in July 1986 with the United States Bankruptcy Court for the Southern District of New York for relief under Chapter 11 of the Bankruptcy Code, and, with the approval of the Bankruptcy Court, rejected the Donner-Hanna Coke Joint Venture Agreement. As a result of LTV's actions, Donner-Hanna failed to make its annual minimum pension contributions to the trustee of its salaried and hourly pension plans (the "Plans") for each of the plan years 1985 through 1994 in the aggregate amount of approximately $8.6 million. The total unfunded liability of the Plans was determined to be $15.5 million on May 20, 1993, for purposes of settling Hanna's bankruptcy claim against LTV. Since July 1991, the Pension Benefit Guaranty Corporation (the "PBGC") has funded the monthly pension benefits under the hourly pension plan. On August 13, 1993, the Internal Revenue Services assessed Hanna, as a general partner of Donner-Hanna, approximately $2.7 million for excise taxes (including interest through August 31, 1993) and penalties for plan years 1985 through 1991 arising from the failure to meet minimum funding standards for the Plans. In November 1993, Hanna contributed approximately $1.2 million to the salaried plan, representing proceeds from the sale of LTV stock received for Hanna's claim in the LTV bankruptcy proceeding. On July 8, 1994, the PBGC filed an application in the United States District Court for the Western District of New York to terminate Donner-Hanna's hourly pension plan retroactively to July 1, 1991 and the salaried plan retroactively to December 31, 1993. The Court has ordered that the Plans be terminated no later than the dates requested by the PBGC. Hanna has been granted leave to intervene in this proceeding for the purpose of contending that the Plans should be deemed to have been terminated as of an earlier date. Hanna is liable to the PBGC for the underfunding of the Plans. Depending upon the date the Plans are deemed to have been terminated, Hanna's liability is estimated to range from $12.3 million to $16.9 million. The Company has accrued the maximum amount in this range. The PBGC has indicated that it may seek to hold the Company liable for the unfunded liability of the Plans. Although the Company believes that under applicable law Hanna is solely liable and the Company has valid defenses to any such action by the PBGC, the Company is unable to predict with certainty the final outcome of any such action by the PBGC. On January 4, 1995, Hanna and the Company tentatively agreed with the PBGC to a settlement of the PBGC's claim with respect to the Plans. The settlement provides that the Company will pay the PBGC $8.5 million in cash and will contribute a supplemental contribution to the Hanna Iron Ore Division Pension Plan of $4.5 million. Such supplemental contribution would not be utilized for the period through 1999 as a credit in the funding standard account for such plan. The proposed settlement is in full release of the Company and its subsidiaries and affiliates from any liability in connection with the Plans. The settlement is conditioned on a resolution satisfactory to Hanna and the Company of the IRS's claims against Hanna for any excise tax liability and related penalties arising from the failure to meet minimum funding standards for the period through the date of termination.

 Management believes that the final disposition of the Baker's Port, Detroit Coke and Donner-Hanna Coke matters will not have a material adverse effect, either individually or in the aggregate, on the Company's financial condition, results of operations or liquidity.


 ENVIRONMENTAL MATTERS

 The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. In addition, the Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") in a number of off-site CERCLA or state superfund site proceedings. The more significant of these matters are described below. At several of these sites (identified below under the caption "FOX Sites"), any remediation costs incurred by the Company are liabilities for which FOX has agreed to indemnify the Company.

 Berlin & Farro Liquid Incineration Site. The Company has been identified as a generator of small amounts of hazardous materials allegedly deposited at this industrial waste facility located in Swartz Creek, Michigan. The Company received an initial request for information with respect to this site on September 19, 1983. The Company believes that there are approximately 125 PRPs at this site. A record of decision selecting the final remedial action for this site was issued by the Environmental Protection Agency ("EPA") in September 1991. The EPA and the PRP steering committee have estimated the cost of the selected remedy at approximately $8 million and $10.5 million, respectively. A third-party complaint was filed against the Company by three PRPs for recovery of certain past and future response costs. The Company has entered into a consent decree with the EPA, which was lodged with the court on February 25, 1994. Pursuant to such consent decree, the Company's share of liability for past and future response costs and natural resource damages is $105,000, which amount has been paid. Consistent with the terms of the consent decree, those settling defendants who are also plaintiffs in the above-referenced cost recovery action executed and filed a dismissal with prejudice as to their claims against the de minimis settling defendants, including the Company. In addition, the Michigan Department of Environmental Quality ("MDEQ") demanded that the Company reimburse the State for its past response costs incurred at this site. In July 1993, the MDEQ offered and the Company accepted a "de minimis" buyout settlement of the State's claims for approximately $1,500, which amount has been paid.

 Buck Mine Complex. This is a proceeding involving a large site, called the Buck Mine Complex, two discrete portions of which were formerly owned or operated by a subsidiary of the Company. This subsidiary was subsequently merged into the Company. The Company received a notice of potential liability from the MDEQ with respect to this site on June 24, 1992. The Company's subsidiary had conducted mining operations at only one of these two parcels and had leased the other parcel to a mining company for numerous years. The MDEQ alleges that this site discharged and continues to discharge heavy metals into the environment, including the Iron River. Because the Company and approximately eight other PRPs have declined to undertake a remedial investigation and feasibility study, the MDEQ has advised the Company that it will undertake the investigation at this site and charge the costs thereof to those parties ultimately held responsible for the cleanup. The Company has received advice from various sources that the cost of the remedial investigation and feasibility study and the remediation at this site will be in the range of $250,000 to $400,000, which cost will be allocated among the parties ultimately held responsible. The Company does not have complete information regarding the relationship of the other PRPs to the site, does not know the extent of the contamination or of any cleanup that may be required and, consequently, is unable to estimate its potential liability, if any, in connection with this site.

 Conservation Chemical Company Site. In a General Notice of Potential Liability letter dated September 28, 1994, the EPA advised that it has information that the Company's Midwest Division is a PRP with respect to the Conservation Chemical Company site located in Gary, Indiana. The letter further advised that the EPA plans to implement a removal action at the site. Attached to the General Notice Letter was a list of the PRPs which received the letter. That list consists of 225 entities. On November 10, 1994, a meeting was held at which the EPA provided the PRPs with information concerning the proposed removal action. At that meeting, the EPA advised that its estimate of the cost of this removal action would be in the range of $6 to $10 million. This estimate does not include the cost of groundwater remediation, if any is determined to be necessary. Additionally, the EPA advised that it had incurred response and oversight cost of approximately $2.8 million through August 1994. In February 1995, the EPA offered the Company the opportunity to participate in a de minimis settlement with respect to this site. This settlement is embodied in the terms of an Administrative Order on Consent ("AOC"), pursuant to which the Company would make a payment in the amount of $10,100 as its share of all past and future response costs associated with this site. Under the terms of the AOC, prior payments made to the PRP group will be credited toward the settlement. The Company had previously made such a payment, in the amount of $15,000. Accordingly, the Company will not need to make any additional payments in settlement of its liability. The Company intends to accept the proposed settlement and will be executing the AOC prior to March 11, 1996.

 Ilada Energy Company Site. The Company and certain other PRPs have performed a removal action pursuant to an order issued by the EPA under Section 106 of CERCLA at this waste oil/solvent reclamation site located in East Cape Girardeau, Illinois. The Company received a special notice of liability with respect to this site on December 21, 1988. The Company believes that there are approximately sixty-three PRPs identified at such site. Pursuant to an AOC, the Company and other PRPs are currently performing a remedial investigation and feasibility study at this site to determine whether the residual levels of contamination of soil and groundwater remaining after the removal action pose any threat to either human health or the environment and therefore whether or not the site will require further remediation. During the remedial investigation and feasibility study, a floating layer of material, which the Company believes to be aviation fuel, was discovered above the groundwater.
 The Company does not know the extent of this contamination. Furthermore, the Company believes that this material is not considered to be a hazardous substance as defined under CERCLA. To date, neither the Company nor the other PRPs have agreed to remediate or take any action with respect to this material. Due to legal and factual uncertainties remaining at this site, the Company is unable to estimate its ultimate potential liability. To date, the Company has paid approximately $2.0 million for work and oversight costs.

 Iron River (Dober Mine), Iron County. On July 15, 1994, the State of Michigan served M.A. Hanna Company ("M.A. Hanna") with a complaint seeking response costs in the amount of approximately $365,000, natural resource damages in the amount of approximately $2.0 million and implementation of additional response activities related to an alleged discharge to the Iron and Brule Rivers of acid mine drainage. M.A. Hanna operated the Dober Mine pursuant to a management agreement with the Company. M.A. Hanna has requested that the Company defend and indemnify it and the Company has undertaken the defense of the State's claim. The Company, however, reserved the right to terminate such defense.
 The Company filed on behalf of M.A. Hanna an answer to the complaint denying liability at this site. On September 21, 1994 and November 9, 1994, respectively, the Company filed a third party complaint and an amended third party complaint naming a total of seven additional defendants. Additionally, on November 15, 1994, the Company negotiated a case management order with the State pursuant to which the court must rule on liability issues prior to addressing other aspects of the case. That order also stays the third party actions pending the court's decision regarding the liability issues. Subsequently, the court denied the Company's motion for summary disposition of the liability issues in the case. Therefore, the State can proceed with its claim against the Company. Discovery is ongoing, as are settlement discussions. Trial of this case will not be scheduled before June 30, 1996. The Company is unable to estimate its ultimate potential liability, if any, at this site because the Company believes there are numerous legal issues relating to whether M.A. Hanna is responsible for the alleged discharge, as well as uncertainties concerning the nature and extent of the contamination at this site, the validity of the State's natural resource damage and additional claims, the involvement of other PRPs and the nature of the remedy to be implemented.

 Martha C. Rose Chemicals Superfund Site. This proceeding involves a former PCB storage, processing and treatment facility located in Holden, Missouri. The Company received an initial request for information with respect to this site on December 2, 1986. The Company believes that there are over 700 PRPs identified at this site. The Company believes that it sent only one empty PCB transformer there. In July 1988, the Company entered into a Consent Party Agreement with the other PRPs and paid $48,134 in connection with the remediation of the site. A record of decision selecting the final remedial action and an order pursuant to Section 106 of CERCLA requiring certain PRPs, not including the Company, to implement the final remedy have been issued by the EPA. Construction of the remedy was completed in July 1995. To date, the PRP steering committee has raised approximately $35.0 million to pay for past removal actions, the remedial investigation and feasibility study and the final remedial action. Actual costs of completion (including an allowance for future operations and maintenance expenses and EPA oversight costs) are in the vicinity of $28.5 million. The PRP steering committee has refunded excess collected funds to the various participating PRPs. The Company's refund was approximately $17,000.

 Port of Monroe. In February 1992, the Company received a notice of potential liability from the MDEQ as a generator of waste materials at this landfill.
 The Company believes that there are approximately 80 other PRPs identified at this site. The Company's records indicate that it sent some material to the landfill. A draft remedial investigation/feasibility study ("RI/FS") for remediation work has been prepared by the owner/operator PRPs and submitted to the MDEQ for its approval. The cost of this RI/FS was approximately $280,000. In March 1994, the MDEQ demanded reimbursement from the PRPs for its past and future response costs. The MDEQ has since agreed to accept $500,000 as reimbursement for its past response costs incurred through October 1993. This settlement has been embodied in a consent decree. The owner/operators of this site and certain of the generator/transporter PRPs (including the Company) have reached an agreement regarding an interim allocation that will generate sufficient funds to satisfy the PRPs' obligations under the above-described settlement with the MDEQ. The Company's share under this interim allocation is approximately $50,000, which amount has been paid to the State. The owner/operator PRPs have advised the Company orally that the overall cost of the remedy for the site is expected to be less than $10 million. However, the Company does not yet have sufficient information regarding the nature and extent of contamination at the site and the nature and extent of the wastes that the other PRPs have sent to the site to determine whether the $10 million estimate is accurate. Based on currently available information, the Company believes that its proportionate share of the ultimate liability at this site will be no more than 10% of the total costs.

 Rasmussen Site. The Company and nine other PRPs have entered into a Consent Decree with the EPA in connection with this disposal site located in Livingston, Michigan. The Company received a general notice of liability with respect to this site on September 27, 1988. The Company believes that there are approximately twenty-three PRPs at this site. A record of decision selecting the final remedial action for this site was issued by the EPA in March 1991. The PRP steering committee has estimated that remediation costs are approximately $19.7 million. Pursuant to a participation agreement among the PRPs, the Company's share of such costs is 2.25%. Therefore, the Company's share of liability should be in the vicinity of $443,000. To date, the Company has paid approximately $264,000 of that amount.

 Springfield Township Site. This is a proceeding involving a disposal site located in Springfield Township, Davisburg, Michigan in which approximately twenty-two PRPs have been identified. The Company received a general notice of liability with respect to this site on January 23, 1990. The Company and eleven other PRPs have entered into AOCs with the EPA for the performance of partial removal actions at such site and reimbursement of past response costs to the EPA. The Company's share of costs under the AOCs was $48,000. On November 10, 1993, the EPA issued a unilateral order pursuant to Section 106 of CERCLA requiring the PRP steering committee to implement the groundwater portion of the final remedy. The members of the PRP steering committee have entered into an agreement among themselves for the implementation of this unilateral order. Subject to a final determination by the EPA as to what must be included, a preliminary estimate by the PRP steering committee of the cost of such work is approximately $300,000. Additionally, in response to a demand letter from the MDEQ, the PRP steering committee and the MDEQ have negotiated an AOC pursuant to which the MDEQ will be reimbursed approximately $700,000 for its past response costs incurred through July 1993. The Company has paid its share of this settlement amount, which was approximately $11,000. The PRPs are currently negotiating with the EPA regarding the final remedial action at this site. The EPA and the PRP steering committee had originally estimated the cost to implement the final remedy at approximately $33.0 million and $20.0 million, respectively. Based upon this overall cost estimate, the Company had offered to pay $175,000 as its share of the costs to implement the final remedy. Personnel representing the EPA have subsequently indicated an intention to change the soil treatment technology at the site from incineration to a less costly and less controversial treatment method. Specifically, the EPA is expected to amend the Record of Decision to authorize the use of significantly less expensive alternative technologies, such as soil washing. Projected cost estimates for the revised final remedy could be as low as $10.0 million if soil washing rather than incineration was implemented at this site. The impact of this reduction on the Company's prior settlement offer has yet to be determined. Settlement discussions among the various PRPs are ongoing.

 Waste, Inc. Site. On December 30, 1994, the EPA notified the Company's Midwest Division that it was a PRP with respect to a site located in Michigan City, Indiana known as the Waste, Inc. Landfill Site. The EPA's correspondence noted that the Company may have contributed only a small amount of waste to this site and that the Company may be a "de minimis" PRP. The EPA has informed the Company that there are approximately 25 non "de minimis" PRPs, as well as approximately 200 "de minimis" PRPs, at this site. The EPA has estimated the cost of the remedy at this site to be between $16 and $16.5 million. The Company does not have complete information regarding the relationship of the other PRPs to the site or the quantity and nature of the waste contributed by the PRPs and, consequently, is unable to estimate its potential liability, if any, at this site.


 FOX SITES

 Remediation costs incurred by the Company at the following sites constitute Weirton Liabilities or other environmental liabilities for which FOX has agreed to indemnify the Company: The Swissvale Site, Swissvale, Pennsylvania; Buckeye Site, Bridgeport, Ohio; Lowry Landfill, Aurora, Colorado; and Weirton Steel Corporation Site, Weirton, West Virginia. The Company was notified of potential liability with respect to each of these sites as follows: the Swissvale Site -- February 1985; Buckeye Site -- September 1991; Lowry Landfill -- December 1990; and Weirton Steel Corporation Site -- January 1993. In accordance with the terms of an agreement between the Company and FOX, in January 1994, FOX paid the Company $10.0 million as an unrestricted prepayment for environmental obligations which may arise after such prepayment and for which FOX has previously agreed to indemnify the Company. Since FOX retains responsibility to indemnify the Company for any remaining environmental liabilities arising before such prepayment or arising after such prepayment and in excess of $10.0 million, these environmental liabilities are not expected to have a material adverse effect on the Company's liquidity. However, the failure of FOX to satisfy any such indemnity obligations could have a material adverse effect on the Company's liquidity. The Company's ability to fully realize the benefits of FOX's indemnification obligation is necessarily dependent upon FOX's financial condition at the time of any claim with respect to such obligations. FOX is subject to the informational requirements of the Exchange Act and, in accordance therewith, files reports and other information with the Commission.

 Buckeye Site. The EPA has notified the Company that it is one of a number of parties potentially responsible for wastes present at the Buckeye Site and has requested the Corporation's voluntary participation in certain remedial actions. The Company and thirteen other PRPs have entered into a consent order with the EPA to perform collectively the remedial design pursuant to an AOC between the PRP group and the EPA which took effect on February 10, 1992. The Company's allocated share for the remedial design, as established by a participation agreement for the remedial design executed by the PRPs, is 4.63% for the first $1.6 million and 5.05% thereafter. The EPA and the PRP steering committee have estimated the total cost for the remedial design phase to be approximately $3.0 million. The EPA's proposed remediation activities with respect to the site are estimated to cost approximately $35.0 million. The PRPs are currently negotiating with EPA to reduce the scope of the remedy at the site and, therefore, the ultimate cost of remediation at this site cannot be estimated. In addition, the Company and the other thirteen PRPs are discussing an additional participation agreement and allocation governing the cost of the final remediation action and are continuing to identify other PRPs. In March 1994, the Company was served with a copy of a complaint filed by Consolidation Coal Company, a former owner and operator of the site. Among other claims, the complaint seeks participation from the Federal Abandoned Mine Reclamation Fund, joinder of certain public entities, one of which delivered waste to the site, and damages and indemnity from current owners of the site. One count of the complaint names the Company and nine other industrial PRPs and seeks a determination of the allocation of responsibility among the alleged industrial generators involved with the site. The Company and eight other industrial defendants have hired common local counsel, filed an answer to the complaint, and are vigorously defending the action. Discovery is underway.

 Weirton Steel Site. In January 1993, the Company was notified that the West Virginia Division of Environmental Projection ("WVDEP") had conducted an investigation on Brown's Island, Weirton, West Virginia which was formerly owned by the Company's Weirton Steel Division and is currently owned by Weirton Steel Corporation. The WVDEP alleged that samples taken from four groundwater monitoring wells located at this site contained elevated levels of contamination. WVDEP informed Weirton Steel Corporation that additional investigation, possible groundwater and soil remediation, and on-site housecleaning was required at the site. Weirton Steel Corporation has spent approximately $210,000 to date on remediation of an emergency wastewater lagoon located on Brown's Island. Weirton Steel Corporation has sought reimbursement of that amount and is likely to seek reimbursement of any additional remediation costs involving the lagoon from the Company. In addition, assuming a site accepts the waste material, additional sums will be spent on disposal and backfilling. The WVDEP may require additional investigation or remediation at the Brown's Island facility in the future. The Company has made an offer of settlement to Weirton Steel Corporation in an attempt to cap the Company's liability for the lagoon at $480,000. Weirton Steel Corporation has not yet responded to this offer.

 Swissvale Site. The Company has been named as a third-party defendant in a governmental action for reimbursement of the EPA's response costs in connection with the Swissvale Site. The Company understands that on December 2, 1993, the EPA and the original defendants reached a tentative settlement agreement regarding the EPA's cost recovery claim for $4.5 million. Pursuant to that tentative settlement agreement, the original defendants will pay a total of $1.5 million. The original defendants have requested that the eighteen third-party defendants, including the Company, pay a total of $375,000. The Company has made a settlement offer, but no consent decree has yet been issued with respect to the offer.

 Lowry Landfill Site. The Company, Earth Sciences, Inc. and Southwire Company were general partners in the Alumet Partnership ("Alumet"), which has been identified by the EPA as one of approximately 260 PRPs at the Lowry Landfill Site. Alumet presented information to EPA in support of its position that the neutralized slurry it sent to the Lowry Landfill Site should not be considered hazardous, but EPA has consistently rejected this argument, and, on November 15, 1993, Alumet received a CERCLA 107(a) demand letter from EPA demanding approximately $15.3 million, plus interest from the date of the demand, for past response costs incurred at the Lowry site by the EPA to the date of the letter. The Company believes the same demand was made on all PRPs who sent over 300,000 gallons of waste to the site. The owners and operators of the Lowry Landfill - the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. - are performing the remediation activities at the site.

 In December 1991, the City and County of Denver filed a complaint in the United States District Court for the District of Colorado entitled The City and County of Denver vs. Adolph Coors Company, et al. against forty companies, including Earth Sciences, Inc., seeking reimbursement for costs incurred by and to be incurred by the City and County of Denver with respect to the Lowry Landfill Site. Earth Sciences, Inc. and the Plaintiffs reached a confidential settlement agreement and the Plaintiffs unsuccessfully attempted to add Alumet as a third-party defendant. Monies collected from settlement of the litigation were placed in a trust to fund the remediation of the Lowry site. In June 1993, the Alumet Partnership received a settlement demand from the City and County of Denver and Waste Management of Colorado, Inc. with regard to Alumet's waste stream volume unaccounted for in the initial litigation. Alumet made a counter-offer to the City and County of Denver and Waste Management of Colorado, Inc. which was rejected.

 In May 1994, Alumet received notice that a complaint had been filed by the City and County of Denver, Waste Management of Colorado, Inc., and Chemical Waste Management, Inc., against multiple companies, including Alumet, FOX, the Company and Southwire Company. In addition, on November 22, 1994, Alumet received a

 Unilateral Administrative Order (the "Order") from the EPA directing each of the recipients of the Order to perform the remedial design and remedial action at the Lowry Landfill Site. The EPA and Alumet met in December 1994 to discuss a settlement and resolution of Alumet's liability at the Lowry Landfill Site. Following that meeting, EPA informed Alumet that EPA would make a formal settlement offer during January 1995 and would extend the time period within which to respond to the Order. In addition, EPA stated that, in exchange for a monetary settlement, EPA would provide contribution protection to Alumet under CERCLA for all site-related claims of other parties, including the claims of the City of Denver and Waste Management.

 On March 15, 1995, Alumet offered to settle all of EPA's claims for response activities and costs under CERCLA in return for payment of $7,283,104. Settlement was contingent upon the successful negotiation of a consent decree that included a covenant not to sue Alumet. On February 16, 1996, the consent decree was issued and an order was entered dismissing with prejudice all claims against Alumet, the Company, FOX and Southwire Company. Southwire has funded one-half of the settlement amount, and the Company has funded the other half and charged the FOX $10 million prepayment. The settlement amount has been held in an escrow account pending final approval of the consent decree, and was required to be paid within fourteen days of the entry of the final order, or by March 1, 1996. Such payment was made on February 29, 1996. The payment of the settlement amount could be positively affected by a settlement with the Company's insurance carrier ("CNA"). CNA is paying most of Alumet's defense costs and has made a substantial offer of settlement to Alumet. CNA and Alumet are currently negotiating a mutual settlement agreement and release, the terms of which will be subject to a confidentiality agreement.


 OTHER

 The Company and its subsidiaries have been conducting steel manufacturing and related operations at numerous locations, including their present facilities, for over sixty years. Although the Company believes that it has utilized operating practices that were standard in the industry at the time, hazardous materials may have been released on or under these currently-or previously-owned sites. Consequently, the Company potentially may also be required to remediate contamination at some of these sites. The Company does not have sufficient information to estimate its potential liability in connection with any potential future remediation. However, based on its past experience and the nature of environmental remediation proceedings, the Company believes that if any such remediation is required, it will occur over an extended period of time. In addition, the Company believes that many of these sites may also be subject to indemnities by FOX to the Company.

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

 Detroit Water and Sewage Department Proceeding. The coke oven by-products plant at the Great Lakes Division currently discharges wastewater to the Detroit Water and Sewerage Department ("DWSD") treatment facility pursuant to a permit issued by the DWSD. The DWSD treats the Company's wastewater along with large volumes of wastewater from other sources and discharges such treated wastewaters to the Detroit River. The Company appealed the total cyanide limit in the permit and requested that the DWSD issue to the Company a variance from the cyanide limit. The variance was presented to and approved by the Detroit Water Board on December 20, 1995. The conditions of the variance will be incorporated into the Great Lakes Division's DWSD permit in the near future.

 Great Lakes Division - Opacity Notice of Violation. EPA issued a Notice of Violation ("NOV") to the Company's Great Lakes Division on or about August 28,1995, alleging violations of specified opacity regulations at the Division's A blast furnace and basic oxygen furnace shop. The Company requested a conference with EPA, which was held on September 25, 1995. EPA has asked the Company to confirm certain information in writing and the Company is preparing a response to this request. No demand or proposal for penalties or other sanctions was contained in the NOV.

 Great Lakes Division Outfalls Proceedings. The United States Coast Guard ("USCG") has issued or proposes to issue a number of penalty assessments with respect to alleged oil discharges at certain outfalls at the Company's Great Lakes Division facility. The Company has appealed many of the USCG's determinations, has paid amounts in settlement of a few, and is engaged in settlement discussions with respect to the others. The Company does not believe that its aggregate exposure with respect to these proposed penalty assessments will exceed $250,000.

 The MDEQ, in April 1992, notified the Company of a potential enforcement action alleging approximately 63 exceedances of limitations at the outfall at the 80-inch hot strip mill. In July 1994, the MDEQ requested that the Company submit a comprehensive plan for addressing oil discharges from the 80-inch hot strip mill. The Company submitted the proposed plan in August 1994, and the plan was fully implemented by February 1995. The Company has proposed to MDEQ that it will perform a preliminary engineering and treatability study with respect to alternate control systems while it simultaneously evaluates the effectiveness of the comprehensive plan. Under this proposal, the Company would continue with the installation of alternate control systems only if the comprehensive plan proved to be unsuccessful. By letter dated June 28, 1995, the MDEQ accepted the Company's proposal and, by subsequent correspondence, proposed a one year demonstration period commencing on July 15, 1995. The Company and the MDEQ will attempt to negotiate a consent order incorporating these concepts and resolving open issues. In the event that the comprehensive plan were to prove unsuccessful in addressing the MDEQ's concerns, the cost of installation of alternative control systems would be approximately $13 million.

 Great Lakes Division - Wayne County Air Pollution Control Department. Since January 1992, the Wayne County Air Pollution Control Department ("Wayne County") has issued approximately 109 NOVs to the Company in connection with alleged exceedances of emission standards and work practice standards covering various process and fugitive emission sources at the Company's Great Lakes Division. The Company has responded to Wayne County concerning each of the NOVs. Wayne County and the Company currently are negotiating a consent order to resolve approximately 68 of these notices of violation. Wayne County has proposed to settle these claims pursuant to terms that would include the payment by the Company of a $270,375 penalty and the implementation by the Company of an environmental credit program valued at $270,375. The Company is evaluating the Wayne County proposal. There has been no activity with respect to the other 41 NOVs.

 Granite City Division - Alleged Air Violations. On or about March 2, 1995, the Company received NOVs and Findings of Violation ("FOVs") issued by the EPA covering alleged violations of various air emission requirements at the Granite City Division basic oxygen furnace shop, coke oven batteries and by-products plant. On or about February 6, 1996, the EPA issued an Administrative Complaint and Notice of Proposed Order Assessing a Penalty (the "ACO") covering the alleged violations at the coke oven batteries and the by-products plant. The ACO proposes a penalty of $125,054 and provides for an opportunity for a settlement conference and an administrative hearing. The Company is in the process of reviewing the ACO, but intends to request a settlement conference and an administrative hearing. Contemporaneously with the issuance of the ACO, the EPA issued a Request for Information under Section 114 of the Clean Air Act pursuant to which the Company will conduct a series of visible emission observations at the basic oxygen furnace shop.

 In connection with certain of these proceedings, the Company has only commenced investigation or otherwise does not have sufficient information to estimate its potential liability, if any. Although the outcomes of the proceedings described above or any fines or penalties that may be assessed in any such proceedings, to the extent that they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that any such outcomes, fines or penalties, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company's accrued environmental liabilities at December 31, 1995 and 1994 were $18.6 million and $17.1 million, respectively.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

 EXECUTIVE OFFICERS OF THE REGISTRANT


 The following table sets forth, as of February 16, 1996, certain information with respect to the executive officers of the Company. Executive officers are chosen by the Board of Directors of the Company at the first meeting of the Board after each annual meeting of stockholders. Officers of the Company serve at the discretion of the Board of Directors and are subject to removal at any time.

                                    EXECUTIVE
NAME (AGE)                        OFFICER SINCE                              POSITION
----------                        -------------                              --------

 Osamu Sawaragi (67)                   1990              Chairman of the Board

 Kenichiro Sekino (59)                 1995              Vice Chairman and Assistant to the Chairman

 V. John Goodwin (52)                  1994              President and Chief Executive Officer

 Hiroshi Matsumoto (44)                1994              Executive Vice President-Corporate Planning and Development

 William N. Harper (51)                1995              Senior Vice President and Chief Financial Officer

 Bernard D. Henely (52)                1995              Senior Vice President and General Counsel

 George D. Lukes (49)                  1994              Senior Vice President-Quality Assurance and Customer Satisfaction

 David A. Pryzbylski (46)              1994              Senior Vice President - Administration and Corporate Secretary

 Kenneth J. Leonard (47)               1993              Vice President and General Manager - Granite City Division

 David L. Peterson (45)                1994              Vice President and General Manager-Great Lakes Division

 Robert G. Pheanis (60)                1994              Vice President and General Manager - Midwest Division

 Richard S. Brzenk (53)                1987              Vice President - Information Systems

 Joseph R. Dudak (48)                  1995              Vice President - Strategic Sourcing and Environmental Affairs

 William E. Goebel (56)                1993              Vice President -  Marketing and Sales

 Carl M. Apel (40)                     1992              Corporate Controller, Accounting and Assistant Secretary

 William E. McDonough (37)             1995              Treasurer

 Milan J. Chestovich (53)              1985              Assistant Secretary


 Biographical information concerning the Company's executive officers is presented below.


 Osamu Sawaragi, Chairman of the Board. Mr. Sawaragi, age 67, has been a Director of the Company since June 1990 and was elected Chairman in 1994. He is concurrently serving with NKK as Senior Management Counsel. Prior thereto he was employed by NKK as a Director beginning in 1984, Managing Director in 1986, Senior Managing Director in 1989 and Executive Vice President from 1990 to 1994.


 Kenichiro Sekino, Vice Chairman and Assistant to the Chairman. Mr. Sekino, age 59, has been a Director of the Company since January 1994. In July 1995, Mr. Sekino was elected Vice Chairman and Assistant to the Chairman. Prior thereto he was employed by NKK beginning in 1962. In 1994 Mr. Sekino served as Senior General Manager, Steel Division. From 1991 to 1994 he served as Senior General Manager, International Business Center, and from 1987 to 1991 he was President of NKK, (UK) LTD.


 V. John Goodwin, President and Chief Executive Officer. Mr. Goodwin, age 52, joined the Company as President and Chief Operating Officer in June 1994. He was appointed Chief Executive Officer in July 1995. Mr. Goodwin was formerly employed by U.S. Steel Corporation ("U.S. Steel") for twenty seven years beginning in 1967 and held a variety of operating assignments at its Fairless Works. He became General Foreman of the facility's hot strip mill in 1976 and division superintendent of Rolling Operations in 1981. In 1984, Mr. Goodwin was promoted to General Manager of U.S. Steel's Mon Valley Works. In 1987, he was named General Manager of U.S. Steel's Gary Works ("Gary Works"), the country's largest steel plant.


 Hiroshi Matsumoto, Executive Vice President, Corporate Planning and Development. Mr. Matsumoto, age 44, joined the Company as Vice President and Assistant to the Chief Operating Officer in June 1994, following eighteen years with NKK. In July 1995, Mr. Matsumoto was appointed Vice President - Business and Strategic Planning. He was appointed to his present position in February, 1996. Mr. Matsumoto served as manager of NKK's corporate planning department from 1982 to 1986. For the following three years, he was a guest fellow at The Brookings Institution, lecturing on "The Trade Balance Between Japan and the United States-Problems and Solutions." In 1989 he was appointed to serve as the first senior representative in the Washington D.C. office of NKK's American subsidiary, NKK America Inc.


 William N. Harper, Senior Vice President and Chief Financial Officer. Mr. Harper, age 51, joined the Company as Vice President and Chief Financial Officer in November 1995. He was appointed to his present position in February, 1996. Mr. Harper was formerly employed by Clark Equipment Company for over twenty-three years, where he served as Vice President and Controller from 1986 to 1995.


 Bernard D. Henely, Senior Vice President and General Counsel. Mr. Henely, age 52, joined the Company as Vice President and General Counsel in September 1995. He was appointed to his present position in February, 1996. Mr. Henely was formerly employed by Clark Equipment Company for over twenty-five years, where he served as Vice President and General Counsel from 1984 to 1995.


 George D. Lukes, Senior Vice President, Quality Assurance and Customer Satisfaction. Mr. Lukes, age 49, joined the Company in June 1994 to fill the newly created position of Vice President-Quality Assurance and Customer Satisfaction. He was appointed to his present position in February, 1996. Mr. Lukes had previously been employed by U.S. Steel since 1968. He served in a succession of process, product and administrative metallurgical posts before being appointed Manager-Quality Assurance at the Fairless Works in 1983.

 David A. Pryzbylski, Senior Vice President - Administration. Mr. Pryzbylski, age 46, joined the Company in June 1994 as Vice President-Human Resources and Secretary. He was appointed to his present position in February 1996. Mr. Pryzbylski was employed by U.S. Steel for fifteen years, serving since 1987 as the senior employee relations executive at its Gary Works.


 Kenneth J. Leonard, Vice President and General Manager - Granite City Division. Mr. Leonard, age 47, began his career with the Company in 1983 as Assistant Engineering Manager-Primary Facilities at the Company's headquarters. A year later he was promoted to Project Manager-Major Projects. Late in 1984 Mr. Leonard moved to the Company's Granite City Division as Manager-Engineering, subsequently being promoted to Director-Ironmaking and Assistant General Manager-Administration. He was promoted to his present position in 1993.


 David L. Peterson, Vice President and General Manager - Great Lakes Division. Mr. Peterson, age 45, joined the Company in June 1994 as Vice President and General Manager - Great Lakes Division. Mr. Peterson had formerly been employed by U.S. Steel since 1971. He was promoted to the plant manager level at U.S. Steel in 1988 and directed all operating functions from cokemaking to sheet and tin products. In 1988 he was named Plant Manager - Primary Operations USX's Gary Works.


 Robert G. Pheanis, Vice President and General Manager - Midwest Division. Mr. Pheanis, age 60, joined the Company in June 1994 as Vice President and General Manager - Midwest Division. Mr. Pheanis formerly served in various management positions at U.S. Steel at the Gary Works for 35 years and in 1992 was named its Plant Manager - Finishing Operations, with responsibility for its total hot rolled, sheet and tin operations.


 Richard S. Brzenk, Vice President - Information Systems. Mr. Brzenk, age 53, joined the Company as a programmer at its Granite City Division in 1965. Following several supervisory and management assignments at that division, he moved to corporate headquarters as General Manager-Data Center Operations and Program Support, in 1976. He returned to the Granite City Division in 1982 as Manager-Process Control and later was promoted to Director-Information Systems in 1983. He returned to headquarters and was promoted to his present position in 1987.


 Joseph R. Dudak, Vice President, Strategic Sourcing and Environmental Affairs. Mr. Dudak, age 48, began his career with the Company as an engineer at the Midwest Division in 1970. In 1973 he moved to the Granite City Division and served as Superintendent of Energy Management & Utilities from 1977 until moving to corporate headquarters in 1981. He occupied the position of corporate Director of Energy & Environmental Affairs from 1981 to 1994, when he was appointed to his present position.


 William E. Goebel, Vice President, Marketing and Sales. Mr. Goebel, age 56, joined the Company in 1968 following employment with Morgan Guaranty Trust Company and Bethlehem Steel Corporation. After assignments in the Company's New York and Philadelphia district sales offices, he moved to the Great Lakes Division as a Product Manager-Cold Rolled in 1979. He transferred to the corporate marketing and sales department in 1981, holding a succession of management posts before assuming the Company's top marketing and sales post in 1993.


 Carl M. Apel, Corporate Controller, Accounting and Assistant Secretary. Mr. Apel, age 40, joined the Company in 1986. Mr. Apel has served in various management capacities of increasing responsibility within the Company's financial organization for more than the past five years and was promoted to Controller in 1992.

 William E. McDonough, Treasurer. Mr. McDonough, age 37, began his career with the Company in 1985 in the financial department. He has held various positions of increasing responsibility including Assistant Treasurer and Manager, Treasury Operations and was promoted to his current position in December 1995.


 Milan J. Chestovich, Assistant Secretary. Mr. Chestovich, age 53, joined the Company in 1972. Mr. Chestovich has served as in-house legal counsel to the Company for more than the past five years. He assumed his present position in 1985.

                                  PART II


 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 The Class B Common stock is listed on the New York Stock Exchange (the "NYSE") and traded under the symbol "NS." The following table sets forth for the periods indicated the high and low sales prices of the Class B Common Stock as reported on the NYSE Composite Tape.

                                        SALE PRICE
                                    -------------------
                                      HIGH       LOW
                                    --------  ---------
    Year Ended December 31, 1995
       First Quarter                  $187/8    $ 145/8
       Second Quarter                  161/8      125/8
       Third Quarter                   175/8      141/2
       Fourth Quarter                  151/2      113/4

    Year Ended December 31, 1994
       First Quarter                   17         111/2
       Second Quarter                  161/2      113/4
       Third Quarter                   227/8      153/8
       Fourth Quarter                  201/4      13


 As of December 31, 1995, there were approximately 190 registered holders of Class B Common Stock. (See Note B - Capital Structure and Primary Offering of Class B Common Stock.) The Company has not paid dividends on its Common Stock since 1984, with the exception of an aggregate dividend payment of $6.7 million in 1989. The decision whether to pay dividends on the Common Stock will be determined by the Board of Directors in light of the Company's earnings, cash flows, financial condition, business prospects and other relevant factors. Holders of Class A Common Stock and Class B Common Stock will be entitled to share ratably, as a single class, in any dividends paid on the Common Stock.
 In addition, dividends with respect to the Common Stock are subject to the prior payment of cumulative dividends on any outstanding series of Preferred Stock, including the Series A Preferred Stock and Series B Preferred Stock, and must be matched by an equal payment into the VEBA Trust, until the asset value of the VEBA Trust exceeds $100.0 million, as specified under the terms of the 1993 Settlement Agreement. Various debt and certain lease agreements include restrictions on the amount of stockholders' equity available for the payment of dividends. Under the most restrictive of these covenants, stockholders' equity in the amount of $80.1 million was free of such limitations at December 31, 1995.

 ITEM 6.  SELECTED FINANCIAL DATA


                        SELECTED FINANCIAL INFORMATION
           (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND PER TON DATA)


                                                            YEAR ENDED DECEMBER 31
                                                     ------------------------------------

                                                   1995      1994      1993      1992      1991
                                                 -------   -------   -------   -------   -------

STATEMENT OF OPERATIONS DATA:
Net sales                                        $ 2,954   $ 2,700   $ 2,419   $ 2,373   $ 2,330
Cost of products sold                              2,528     2,354     2,254     2,107     2,103
Depreciation, depletion and amortization             145       142       137       115       117
                                                 -------   -------   -------   -------   -------
Gross profit                                         281       204        27       152       110
Selling, general and administrative                  154       138       137       133       139
Unusual charges (credits)                              5       (25)      111        37       111
Income (loss) from operations                        131        97      (218)      (12)     (131)
Financing costs (net)                                 39        56        62        62        59
Income (loss) before income taxes,
 extraordinary items and cumulative
  effect of accounting changes                        92       152      (280)      (75)     (189)
Extraordinary item                                     5      ----      ----       (50)     ----
Cumulative effect of accounting changes             ----      ----       (16)       76      ----
Net income (loss) applicable to Common Stock         100       157      (272)      (66)     (207)
Per share data applicable to Common Stock:
 Income (loss) before extraordinary items
  and cumulative effect of accounting changes       2.21      4.33     (7.55)    (3.61)    (8.11)
 Net income (loss)                                  2.34      4.33     (8.04)    (2.58)    (8.11)
Cash dividends                                      ----      ----      ----      ----      ----


                                                                     DECEMBER 31
                                                      ---------------------------------------
                                                   1995      1994      1993      1992      1991
                                                 -------   -------   -------   -------   -------

BALANCE SHEET DATA:
Cash and cash equivalents                            128       162         5        55        64
Working capital                                      224       225        27        74       120
Net property, plant and equipment                  1,469     1,394     1,399     1,395     1,249
Total assets                                       2,668     2,499     2,304     2,189     1,986
Current portion of long term obligations              36        36        28        33        32
Long term obligations                                502       671       674       662       486
Redeemable Preferred Stock - Series B                 65        67        68       138       141
Stockholders' equity                                 557       354       190       327       393


                                                               YEAR ENDED DECEMBER 31
                                                 -----------------------------------------------
                                                   1995      1994      1993      1992      1991
                                                 -------   -------   -------   -------   -------

OTHER DATA:
Shipments (net tons, in thousands)                 5,564     5,208     5,005     4,974     4,906
Raw steel production (net tons, in thousands)      6,081     5,763     5,551     5,380     5,247
Effective capacity utilization                      96.5%     96.1%    100.0%    100.5%     92.5%
Continuously cast percentage                       100.0%    100.0%    100.0%    100.0%     99.8%
Man-hours per net ton shipped                       3.52      3.68      3.96      4.03      4.27
Number of employees (year end)                     9,474     9,711    10,069    10,299    11,176
Capital investments                              $   215   $   138   $   161   $   284   $   178
Operating profit (loss) per net ton shipped
 excluding unusual items                         $    25   $    14   $   (21)  $     5   $    (4)
Total debt and redeemable preferred stock
 as a percent of total capitalization               52.0%     68.6%     80.2%     71.8%     62.6%
Common shares outstanding at year end
 (in thousands)                                   43,288    36,376    36,361    25,500    25,500

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS - COMPARISON OF THE YEARS ENDED DECEMBER 31, 1995 AND
 1994


 Net Sales

 Net sales for 1995 totaled $3.0 billion, an 8.6% increase compared to the same period in 1994. This increase was attributable to an increase in volume as well as an increase in realized selling prices. Steel shipments for 1995 were a record 5,564,000 tons, representing a 6.8% increase compared to the 5,208,000 tons shipped in 1994. Raw steel production increased to 6,081,000 tons, a 5.5% increase from the 5,763,000 tons produced in 1994.

 Cost of Products Sold

 Cost of products sold as a percentage of sales declined from 87.2% in 1994 to 85.6% in 1995. This improvement was the result of an increased level of shipments, higher average selling prices and various cost reduction programs, and was achieved despite a major blast furnace reline.

 Selling, General and Administrative Expenses

 Selling, general and administrative expenses of $153.7 million in 1995 represent an increase of $15.5 million compared to the preceding year. This increase is largely attributable to nonrecurring outside professional fees associated with various strategic initiatives.

 Unusual Charges (Credits)

 Reduction in Workforce - During the fourth quarter of 1994, the Company finalized and implemented a plan that resulted in a workforce reduction of approximately 400 salaried nonrepresented employees, and a restructuring charge of $34.2 million, or $25.6 million net of tax. During the first quarter of 1995, the Company recorded an additional restructuring charge of $5.3 million, or $3.6 million net of tax, as a result of the various elections made by the terminated employees during the first quarter.

 The aggregate restructuring charge of $39.5 million was comprised of retiree postemployment benefits ("OPEB") - $26.5 million; severance - $12.5 million; pensions - ($2.6) million and other charges - $3.1 million. Substantially all of the amounts related to severance and other charges have been paid as of December 31, 1995. The remaining balance of $23.9 million related primarily to OPEB and pensions and will require the utilization of cash over the retirement lives of the affected employees.

 Other (Income) Expense

 Financing Costs - Net financing costs of $39.2 million in 1995 represent a 30% decrease compared to net financing costs of $55.7 million for the preceding year. This decrease is attributable to higher short term investment earnings resulting from the receipt of cash generated by the issuance of 6.9 million shares of Class B Common Stock in February 1995, coupled with a decrease in interest expense as a result of debt reduction.

 Income Taxes

 During 1995, the Company recognized income tax credits and additional deferred tax assets of $28.6 million based upon future projections of income. These credits were offset by $8.6 million in alternative minimum tax expense and $6.4 million of state and foreign taxes.

 The Company's effective tax rate is lower than the federal statutory rate primarily because of the continued utilization of available operating loss carryforwards. As such, the Company's effective alternative minimum tax rate for 1995 was approximately 4.0%.

 Extraordinary Item

 During the third quarter of 1995, the Company utilized $104.7 million of proceeds generated from a primary offering of 6,900,000 shares of Class B Common Stock earlier in the year, along with an additional amount of $20.9 million funded from the Company's available cash, to prepay $133.3 million aggregate principal amount of the then outstanding $323.3 million related party debt associated with the rebuild of the No. 5 Coke Oven Battery serving the Great Lakes Division. This transaction resulted in a $5.4 million extraordinary item, net of related income tax expense of $.5 million, or $.13 per share.

 Discount Rate Assumptions

 As a result of the decrease in long term interest rates in the United States, at December 31, 1995, the Company decreased the discount rate used to calculate the actuarial present value of its accumulated benefit obligation for OPEB and pensions by 150 basis points to 7.25%, from the rate used at December 31, 1994. The effect of these changes did not impact 1995 expense. However, the decrease in the discount rate used to calculate the pension obligation increased the minimum pension liability recorded on the Company's balance sheet from $76.7 million at December 31, 1994 to $108.8 million at December 31, 1995, and resulted in a $1.8 million charge to stockholders' equity at the end of 1995.

 Adoption of New Accounting Pronouncements

 In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company will adopt SFAS 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

 In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 is effective for fiscal years beginning after December 15, 1995 and will require companies to either adopt a fair value based method of expense recognition for all stock compensation based awards, or provide proforma net income and EPS information as if the recognition and measurement provisions of SFAS 123 had been adopted. Upon adoption of SFAS 123 in 1996, the Company intends to continue to account for its stock compensation based awards following the provisions of Accounting Principles Board Statement No. 25 and provide the required fair value based proforma information.

 Environmental Matters

 Clean Air Act

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

 Great Lakes Water Quality Initiative

 Since 1989, the United States Environmental Protection Agency (the "EPA") and the eight Great Lakes states have been developing the Great Lakes Initiative, which will impose water quality standards that are even more stringent than the best available technology standards currently being enforced. On March 23, 1995, the EPA published the final "Water Quality Guidance for the Great Lakes System" (the "Guidance Document"). The Guidance Document establishes minimum water quality standards and other pollution control policies and procedures for waters within the Great Lakes System. The Company has conducted a series of internal analyses concerning the effect of the Guidance Document on the Company's operations. Based upon these analyses, the Company believes that the Guidance Document will have a limited impact on the conduct of the Company's business, and that any such impact will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

 RCRA Corrective Action

 In 1990, the EPA released a proposed rule which establishes standards for the implementation of a corrective action program under the Resource Conservation Recovery Act of 1976, as amended ("RCRA"). The corrective action program requires facilities that are operating under a permit, or are seeking a permit, to treat, store or dispose of hazardous wastes to investigate and remediate environmental contamination. Currently, the Company is conducting an investigation at its Midwest Division facility. The Company estimates that the potential capital costs for implementing corrective actions at such facility will be approximately $8.0 million payable over the next several years. At the present time, the Company's other facilities are not subject to corrective action.

 RESULTS OF OPERATIONS - COMPARISON OF THE YEARS ENDED DECEMBER 31, 1994 AND
 1993


 Net Sales

 Net sales for 1994 totaled $2.70 billion, a 9.4% increase when compared to 1993. This increase was attributable to both an increase in volume and realized selling prices, as well as an improvement in product mix to higher margin coated products from lower margin secondary products. Steel shipments for 1994 were 5,208,000 tons, a 4.1% increase compared to the 5,005,000 tons shipped during 1993. Raw steel production was 5,763,000 tons, a 3.8% increase compared to the 5,551,000 tons produced during 1993.

 Cost of Products Sold

 Cost of products sold as a percentage of net sales decreased to 87.2% in 1994 from 93.2% in 1993. This decrease is primarily the result of improvements in realized selling prices, product mix and performance yields, as well as a reduction in products costs.

 Unusual Items

 During 1994, the Company recorded a net unusual credit aggregating $135.9 million as discussed below.

 Reduction in Workforce - See "Results of Operations - Comparison of the Years Ended December 31, 1995 and 1994" for a discussion of the $34.2 million charge related to the restructuring of the salaried nonrepresented workforce.

 National Steel Pellet Company - NSPC was temporarily idled in October 1993, following a strike by the USWA which occurred on August 1, 1993. At December 31, 1993, it was previous management's intention to externally satisfy its iron ore pellet requirements for a period of at least three years, which would have caused NSPC to remain idle for that period. Accordingly, a liability of $108.6 million related to the idle period was recorded as an unusual charge during the fourth quarter of 1993. In June 1994, the then new senior management determined that if a total reduction of $4 per gross ton in delivered pellet costs from pre-strike costs could be achieved, NSPC could be reopened on a cost effective basis. After a series of successful negotiations with the USWA and other stakeholders led to the requisite $4 per gross ton cost reduction, the facility was reopened in August 1994. The reopening of NSPC during the third quarter of 1994 resulted in the restoration of $59.1 million of the 1993 unusual charge.

 Other (Income) Expense

 Financing Costs - Net financing costs of $55.7 million represent a 9.9% decline compared to the preceding year. This decline is primarily the result of higher short term investment earnings resulting from the receipt of cash associated with the Bessemer & Lake Erie Railroad ("B&LE") litigation judgment.

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

 Income Taxes

 During 1994, the Company recognized income tax credits and additional deferred tax assets of $29.8 million based upon future projections of income. These credits were offset by $3.1 million in alternative minimum tax expense related to the receipt of the B&LE proceeds and a $10.0 million deferred tax charge reflecting the reversal of a portion of the tax benefit recorded in 1993 related to the temporary idling of NSPC, resulting in a net income tax credit of $16.7 million for the year ended December 31, 1994.

 LIQUIDITY AND SOURCES OF CAPITAL


 The Company's liquidity needs arise primarily from capital investments, working capital requirements and principal and interest payments on its indebtedness. The Company has generally satisfied these liquidity needs with funds provided by long term borrowings and cash provided by operations, in addition to the Company's 1995 and 1993 public offerings of Class B Common Stock and the receipt of approximately $111.0 million in February 1994 from the satisfaction of a judgment in favor of the Company against the B&LE. Available sources of liquidity consist of a Receivables Purchase Agreement (the "Receivables Purchase Agreement") with commitments of up to $200.0 million and a $15.0 million in an uncommitted, unsecured line of credit (the "Uncommitted Line of Credit"). The Uncommitted Line of Credit permits the Company to borrow up to $15.0 million on an unsecured, short-term basis for periods of up to thirty days. This arrangement has no fixed expiration date but may be withdrawn at any time without notice. The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Uncommitted Line of Credit and other debt instruments. The Company has satisfied its liquidity needs with minimal use of its credit facilities.

 Cash and cash equivalents totaled $127.6 million and $161.9 million as of December 31, 1995 and 1994, respectively. This decrease is primarily the result of the Company's prepayment of $133.3 million aggregate principal amount of related party debt associated with the rebuild of the No. 5 Coke Oven Battery serving the Great Lakes Division, along with internally funded capital expenditures. Cash from the Company's operations, as well as the proceeds realized in connection with the primary offering of 6.9 million shares of Class B Common Stock completed on February 1, 1995, were utilized to prepay the aforementioned related party debt.

 Cash Flows from Operating Activities

 For the year ended December 31, 1995, cash provided from operating activities decreased by $51.7 compared to the same 1994 period. However, excluding the after tax effect of the 1994 B&LE gain of $107.9 million, cash provided by operating activities increased by $56.2 million. The increase is primarily attributable to increased sales and improvements in operating results.

 For the year ended December 31, 1994, cash provided from operating activities increased by $257.9 million compared to the same 1993 period. This increase was primarily attributable to the receipt of approximately $111.0 of proceeds from the satisfaction of the judgment in favor of the Company against the B&LE. However, excluding the after tax effect of the 1994 B&LE gain, cash provided by operating activities increased by $150.0 million, which is attributable to improvements in operating results.

 Cash Flows from Investing Activities

 Capital investments for the years ended December 31, 1995 and 1994 amounted to $215.4 million and $137.5 million, respectively. The 1995 spending included the installation of the Triple G galvanizing line at the Granite City Division, which amounted to approximately $75.0 million. Other significant projects include the "B" furnace reline totaling approximately $40.0 million and the Hot Strip Mill modernization project totaling approximately $12.0 million, both at the Granite City Division. The capital expenditures during 1994 were principally related to the completion of a pickle line servicing the Great Lakes Division, which was financed under a turnkey contract and became the property of the Company during the first quarter of 1994.

 Budgeted capital expenditures approximating $268.0 million, of which $21.6 million is committed at December 31, 1995, are expected to be made during 1996 and 1997. These budgeted capital expenditures relate primarily to the construction of the new galvanizing line at the Midwest Division and completion of the Triple G galvanizing line at the Granite City Division.

 Cash Flows from Financing Activities

 On February 1, 1995, the Company completed a primary offering of 6,900,000 shares of Class B Common Stock, bringing the total number of shares of Class B Common Stock issued and outstanding to 21,176,156. Subsequent to the offering, NKK Corporation, through its ownership of all 22,100,000 outstanding shares of Class A Common Stock, holds 67.6% of the combined voting power of the Company. The remaining 32.4% of the combined voting power is publicly held. The issuance of this stock generated net proceeds of $104.7 million, which was used along with an additional amount of $20.9 million funded from the Company's available cash, to prepay $133.3 million aggregate principal of related party debt associated with the rebuild of the No. 5 Coke Oven Battery servicing the Great Lakes Division. This early extinguishment of debt resulted in an extraordinary item of $5.4 million, net of related income tax expense of $.5 million.

 Total borrowings for the year ended December 31, 1994 amounted to $88.0 million representing primarily the commencement of the permanent financing for the pickle line servicing the Great Lakes Division. The 1994 borrowing was largely offset by the repurchase of $40.6 million aggregate principal amount of the Company's 8.375% First Mortgage Bonds and $14.0 million aggregate principal amount of Series 1985 River Rouge Pollution Control Bonds. There were no borrowings in 1995.

 Sources of Financing

 Effective May 16, 1994, the Company entered into a Purchase and Sale Agreement with National Steel Funding Corporation ("NSFC"), a newly created wholly owned subsidiary. Effective on that same date, NSFC entered into the Receivables Purchase Agreement with a group of twelve banks. The total commitment of the banks was $180.0 million, including up to $150.0 million in letters of credit. On May 16, 1995, the Receivables Purchase Agreement was amended to increase the amount available under this agreement from a maximum of $180.0 million to a
 maximum of $200.0 million.   Additionally, the expiration date was extended
 from May 16, 1997 to May 16, 2000. To implement the arrangement, the Company sold substantially all of its accounts receivable, and will sell additional receivables as they are generated, to NSFC. NSFC will finance its ongoing purchase of receivables from a combination of cash received from receivables already in the pool, short-term intercompany notes and the cash proceeds derived from selling interests in the receivables to the participating banks from time to time.

 The Certificates of Participation, which will be sold to the banks by NSFC, have been rated AAA by Standard & Poor's Corporation, resulting in lower borrowing costs to the Company when such participations are sold. For both 1995 and 1994, no funded participation interests had been sold under the facility, although $81.6 million and $89.7 million in letters of credit had been issued in 1995 and 1994, respectively. With respect to the pool of receivables at December 31, 1995 and 1994, after reduction for letters of credit outstanding, the amount of participating interests eligible for sale was $113.9 million and $90.3 million, respectively. During 1995, the eligible amount ranged from $82.0 million to $116.0 million. During 1994, the eligible amount ranged from $69.5 million to $91.0 million. The Company will continue to act as servicer of the assets sold into the program and will continue to make billings and collections in the ordinary course of business according to established practices.

 The Company terminated a $100.0 million revolving secured credit arrangement, which included a letter of credit facility, on May 16, 1994. On the same date, the Company also terminated a $150.0 million subordinated loan agreement. No borrowings were outstanding under the Revolver from 1987 until its termination. On February 7, 1994, the Company borrowed $20.0 million under the Subordinated Loan Agreement and a maximum of $5.0 million under the Uncommitted Line of Credit, all of which was repaid on February 17, 1994.

 Weirton Liabilities and Preferred Stock

 In connection with the Company's June 1990 recapitalization, the Company received $146.6 million from FOX in cash and recorded a net present value equivalent liability with respect to certain released Weirton Benefit Liabilities, primarily healthcare and life insurance. As a result of this transaction, the

 Company's future cash flow will decrease as the released Weirton Benefit Liabilities are paid. During 1995, such cash payments were $15.4 million compared to $16.6 million during 1994.

 The Series B Preferred Stock is presently subject to mandatory redemption by the Company on August 5, 2000 at a total redemption price of $58.3 million and may be redeemed beginning January 1, 1998 without the consent of FOX at a total redemption price of $62.2 million. Based upon the Company's actuarial analysis, the unreleased Weirton Benefit Liabilities approximate the aggregate remaining dividend and redemption payments with respect to the Series B Preferred Stock and accordingly, such payments are expected to be made in the form of releases of FOX from its obligations to indemnify the Company for corresponding amounts of the remaining unreleased Weirton Benefit Liabilities. Dividend and redemption payments with respect to the Series B Preferred Stock reduce the Company's cash flow, even though they are paid in the form of a release of FOX from such obligations, because the Company is obligated, subject to certain limited exceptions, to pay such amounts to the trustee of the pension plan included in the Weirton Benefit Liabilities.

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

 In January 1996, the Company authorized the repurchase of up to one million shares of its Class B Common Stock. Any shares repurchased will be used in connection with the Company's stock based benefit plans or for other corporate purposes.

 Miscellaneous

 At December 31, 1995, obligations guaranteed by the Company approximated $35.6 million, compared to $37.7 million at December 31, 1994.

 Total debt and redeemable preferred stock as a percentage of total capitalization improved to 52.0% at December 31, 1995 as compared to 68.6% at December 31, 1994, primarily as a result of an improvement in operating results, the 1995 primary offering of Class B Common Stock of $104.7 million, and the resulting repayment of $133.3 million aggregate principal amount of related party debt.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The following consolidated financial statements and financial statement schedule of the Company are submitted pursuant to the requirements of Item 8:



                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

               INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA

                       AND FINANCIAL STATEMENT SCHEDULE


                                                              Page
                                                              ----
 Report of Ernst & Young LLP Independent Auditors              39


 Statements of Consolidated Income - Years Ended
   December 31, 1995, 1994 and 1993                            40


 Consolidated Balance Sheets - December 31, 1995 and 1994      41


 Statements of Consolidated Cash Flows - Years Ended
   December 31, 1995, 1994 and 1993                            42


 Statements of Changes in Consolidated Stockholders'
   Equity and Redeemable Preferred Stock - Series B -
      Years Ended December 31, 1995, 1994 and 1993             43


 Notes to Consolidated Financial Statements                    44


 Schedule II - Valuation and Qualifying Accounts               63



                                  REPORT OF ERNST & YOUNG LLP INDEPENDENT
 AUDITORS



 Board of Directors
 National Steel Corporation


 We have audited the accompanying consolidated balance sheets of National Steel Corporation and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related statements of consolidated income, cash flows, and changes in stockholders' equity and redeemable preferred stock-Series B for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 As discussed in Note A to the Consolidated Financial Statements, the Company made certain accounting changes in 1993.



                                                        Ernst & Young LLP



 Fort Wayne, Indiana
 January 24, 1996

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                            YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                  1995                1994               1993
                                                              ----------           ----------         ----------
NET SALES                                                     $2,954,218           $2,700,273         $2,418,800
Cost of products sold                                          2,527,521            2,353,970          2,253,972
Selling, general and administrative                              153,690              138,223            136,656
Depreciation, depletion and amortization                         145,452              141,869            137,500
Equity income of affiliates                                       (8,767)              (5,464)            (2,160)
Unusual charges (credits)                                          5,336              (24,888)           110,966
                                                              ----------           ----------          ---------

INCOME (LOSS) FROM OPERATIONS                                    130,986               96,563           (218,134)
Other (income) expense
 Interest and other financial income                             (11,736)              (5,542)            (1,862)
 Interest and other financial expense                             50,950               61,241             63,647
 Litigation judgment income                                        -----             (110,972)             -----
                                                              ----------           ----------         ----------
                                                                  39,214              (55,273)            61,785
                                                              ----------           ----------         ----------
INCOME (LOSS) BEFORE INCOME TAXES,
 EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE                                             91,772              151,836           (279,919)
Income tax credit                                                (13,651)             (16,676)           (37,511)
                                                              ----------           ----------         ----------
Income (Loss) before Extraordinary Item
 and Cumulative Effect of Accounting Change                      105,423              168,512           (242,408)
   Extraordinary item                                              5,373                -----              -----
   Cumulative effect of accounting change                          -----                -----            (16,453)
                                                              ----------           ----------         ----------

NET INCOME (LOSS)                                                110,796              168,512           (258,861)
Less preferred stock dividends                                   (10,958)             (11,038)           (13,364)
                                                              ----------           ----------         ----------

 NET INCOME (LOSS) APPLICABLE TO COMMON
  STOCK                                                       $   99,838           $  157,474         $  (272,225)
                                                              ==========           ==========         ===========

                  PER SHARE DATA APPLICABLE TO COMMON STOCK:
Income (Loss) before Extraordinary Item and
 Cumulative Effect of Accounting Change                       $     2.21           $     4.33         $     (7.55)
 Extraordinary item                                                  .13                -----               -----
Cumulative effect of accounting change                             -----                -----                (.49)
                                                              ----------           ----------         -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                  $     2.34           $     4.33         $     (8.04)
                                                              ==========           ==========         ===========

Weighted average shares outstanding
(in thousands)                                                    42,707               36,367              33,879



                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                           DECEMBER 31,
                                                                      ----------------------
                                                                         1995        1994
                                                                      ----------  ----------
ASSETS:
Current assets
  Cash and cash equivalents                                           $  127,616  $  161,946
  Receivables, less allowances (1995-$19,986; 1994-$15,185)              316,662     292,869
  Inventories:
    Finished and semi-finished products                                  276,162     261,480
    Raw materials and supplies                                           135,852     106,532
                                                                      ----------  ----------
                                                                         412,014     368,012
                                                                      ----------  ----------
    Total current assets                                                 856,292     822,827

Investments in affiliated companies                                       59,885      57,676
Property, plant and equipment
  Land and land improvements                                             234,693     232,667
  Buildings                                                              259,391     252,797
  Machinery and equipment                                              3,046,130   2,875,003
                                                                      ----------  ----------
                                                                       3,540,214   3,360,467
  Less:  allowance for depreciation, depletion and amortization        2,071,511   1,966,539
                                                                      ----------  ----------
    Net property, plant and equipment                                  1,468,703   1,393,928
Deferred tax assets                                                      129,900     101,300
Intangible pension asset                                                 108,822      76,677
Other assets                                                              44,277      46,977
                                                                      ----------  ----------
    TOTAL ASSETS                                                      $2,667,879  $2,499,385
                                                                      ==========  ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY:
Current liabilities
  Accounts payable                                                    $  255,574  $  272,586
  Salaries and wages                                                      89,987      54,207
  Withheld and accrued taxes                                              82,076      77,637
  Pension and other employee benefits                                     96,894      93,902
  Other accrued liabilities                                               68,373      61,422
  Income taxes                                                             3,912       2,775
  Current portion of long term obligations                                35,750      35,669
                                                                      ----------  ----------
        Total current liabilities                                        632,566     598,198

Long term obligations                                                    339,613     360,375
Long term obligations to related parties                                 161,912     310,409
Long term pension liability                                              326,151     267,478
Postretirement benefits other than pensions                              221,627     179,507
Other long term liabilities                                              364,423     363,307

Commitments and contingencies

Redeemable Preferred Stock - Series B                                     65,030      66,530

Stockholders' equity
  Common Stock, par value $.01:
    Class A - authorized 30,000,000 shares; issued and outstanding
      22,100,000 shares in 1995 and 1994                                     221         221
    Class B - authorized 65,000,000 shares; issued and outstanding
      21,188,240 shares in 1995 and 14,276,156 in 1994                       212         143
  Preferred Stock - Series A                                              36,650      36,650
  Additional paid-in capital                                             465,359     360,525
  Retained earnings (deficit)                                             54,115     (43,958)
                                                                      ----------  ----------
  Total stockholders' equity                                             556,557     353,581
                                                                      ----------  ----------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
    STOCKHOLDERS' EQUITY                                              $2,667,879  $2,499,385
                                                                      ==========  ==========

                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                 1995        1994       1993
                                                                              ---------   ---------   ---------
Cash Flows from Operating Activities:
 Net income (loss)                                                            $ 110,796   $ 168,512   $(258,861)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization                                     145,452     141,869     137,500
   Carrying charges related to facility sales and plant closings                 24,307      24,337      35,597
   Unusual items (excluding pensions and OPEB)                                       --      (5,887)     37,900
   Equity income of affiliates                                                   (8,767)     (5,464)     (2,160)
   Dividends from affiliates                                                      6,332       6,252       5,765
   Long term pension liability (net of change in intangible pension asset)       24,763      36,707      51,909
   Postretirement benefits                                                       42,120      22,072      97,562
   Extraordinary item                                                            (5,373)         --          --
   Deferred income taxes                                                        (28,600)    (20,700)    (37,600)
   Cumulative effect of accounting changes                                           --          --      16,453
 Changes in working capital items:
   Receivables                                                                  (23,793)    (68,160)     (6,627)
   Inventories                                                                  (44,002)      3,085         729
   Accounts payable                                                             (17,012)     30,292     (14,923)
   Accrued liabilities                                                           50,936     (28,441)     (6,336)
 Other                                                                          (12,063)     12,368       2,063
                                                                              ---------   ---------   ---------
        Net Cash Provided by Operating Activities                               265,096     316,842      58,971
                                                                              ---------   ---------   ---------

Cash Flows from Investing Activities:
 Purchases of property, plant and equipment                                    (215,442)   (137,519)   (160,708)
 Proceeds from sale of assets                                                       110       1,694       7,182
                                                                              ---------   ---------   ---------
        Net Cash Used in Investing Activities                                  (215,332)   (135,825)   (153,526)
                                                                              ---------   ---------   ---------

Cash Flows from Financing Activities:
 Exercise of stock options                                                          169         211          --
 Issuance of Class B Common Shares                                              104,734          --     141,432
 Redemption of Preferred Stock - Series B                                            --          --     (67,804)
 Prepayment of related party debt                                              (125,624)         --          --
 Debt repayments                                                                (35,849)    (83,845)    (33,469)
 Borrowings                                                                          --      87,950          84
 Borrowings from related parties                                                     --          --      40,500
 Payment of released Weirton Benefit Liabilities                                (15,429)    (16,614)    (20,001)
 Payment of unreleased Weirton Liabilities and
  their release in lieu of cash dividends on
   Preferred Stock - Series B                                                    (7,099)     (7,055)    (10,594)
 Dividend payments on Preferred Stock - Series A                                 (4,032)     (4,032)     (4,030)
 Dividend payments on Preferred Stock - Series B                                   (964)     (1,008)     (1,461)
                                                                              ---------   ---------   ---------
        Net Cash Provided by (Used in) Financing Activities                     (84,094)    (24,393)     44,657
                                                                              ---------   ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents                            (34,330)    156,624     (49,898)
Cash and cash equivalents at beginning of the year                              161,946       5,322      55,220
                                                                              ---------   ---------   ---------
Cash and cash equivalents at end of the year                                  $ 127,616   $ 161,946   $   5,322
                                                                              =========   =========   =========

Supplemental Cash Payment Information:
 Interest and other financing costs paid                                      $  45,627   $  60,342   $  51,886
 Income taxes paid                                                               22,229       5,338          72


                See notes to consolidated financial statements.

              NATIONAL STEEL CORPORATION AND SUBSIDIARIES
             STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
                   AND REDEEMABLE PREFERRED STOCK - SERIES B
                           (IN THOUSANDS OF DOLLARS)


                                          COMMON    COMMON    PREFERRED   ADDITIONAL   RETAINED    TOTAL           REDEEMABLE
                                          STOCK -   STOCK -   STOCK -     PAID-IN      EARNINGS    STOCKHOLDERS'   PREFERRED STOCK -
                                          CLASS A   CLASS B   SERIES A    CAPITAL      (DEFICIT)   EQUITY          SERIES B
                                          -------   -------   ---------   ---------    ---------   -------------   -----------------
BALANCE AT JANUARY 1, 1993                  $255    $    --    $36,650     $218,991    $  70,795   $ 326,691            $137,802

Net loss                                                                                (258,861)   (258,861)

Redemption of Redeemable Preferred
 Stock - Series B                                                                                                        (67,804)

Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                                1,968       1,968              (1,968)

Cumulative dividends on Preferred
 Stock - Series A and B                                                                  (15,332)    (15,332)
Issuance of Common Stock - Class B                      109                 141,323                  141,432
Conversion of 3,400,000 shares of
 Common Stock - Class A to
 Common Stock - Class B                      (34)        34
Minimum pension liability                                                                 (5,936)     (5,936)
                                            ----       ----    -------     --------    ---------   ---------            --------
BALANCE AT DECEMBER 31, 1993                 221        143     36,650      360,314     (207,366)    189,962              68,030

Net income                                                                               168,512     168,512
Amortization of excess of book value
 over redemption value of
 Redeemable Preferred Stock - Series B                                                     1,500       1,500              (1,500)

Cumulative dividends on Preferred
 Stock - Series A and B                                                                  (12,538)    (12,538)
Exercise of stock options                                                       211                      211
Minimum pension liability                                                                  5,934       5,934
                                            ----       ----    -------     --------    ---------   ---------            --------
BALANCE AT DECEMBER 31, 1994                 221        143     36,650      360,525      (43,958)    353,581              66,530

Net income                                                                               110,796     110,796
Amortization of excess of book value
 over redemption value of
 Redeemable Preferred Stock - Series B                                                     1,500       1,500              (1,500)

Cumulative dividends on Preferred
 Stock - Series A and B                                                                  (12,458)    (12,458)
Issuance of Common Stock - Class B                       69                 104,665                  104,734
Exercise of stock options                                                       169                      169
Minimum pension liability                                                                 (1,765)     (1,765)
                                            ----       ----    -------     --------    ---------   ---------            --------
BALANCE AT DECEMBER 31, 1995                $221       $212    $36,650     $465,359    $  54,115   $ 556,557            $ 65,030
                                            ====       ====    =======     ========    =========   =========            ========

                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995



NOTE A - SIGNIFICANT ACCOUNTING POLICIES


Nature of Operations: National Steel Corporation is a domestic manufacturer engaged in a single line of business, the production and processing of steel. The Company targets high value added applications of flat rolled carbon steel for sale to the automotive, metal buildings and container markets. The Company also sells hot and cold rolled steel to a wide variety of other users including the pipe and tube industry and independent steel service centers. The Company's principal markets are located in the U.S.

In 1995, no single customer accounted for more than 10% of net sales. In 1994 and 1993, a single customer accounted for approximately 10% and 11% of net sales, respectively. Sales to the automotive market accounted for approximately 28%, 29% and 29% of the Company's total net sales in 1995, 1994 and 1993, respectively. Concentration of credit risk related to trade receivables is limited due to the large numbers of customers in differing industries and geographic areas and management's credit practices.

Since 1986, the Company has had cooperative labor agreements with the United Steelworkers of America (the "USWA") and other labor organizations, which collectively represent approximately 82.5% of the Company's employees. The Company entered into a six year agreement with these labor organizations effective as of August 1, 1993 (the "1993 Settlement Agreement"). Negotiations will reopen in 1996, except with respect to pensions and certain other matters, with any unresolved issues subject to binding arbitration. Additionally, the 1993 Settlement Agreement contains a no-strike clause also effective through 1999.

Principles of Consolidation: The consolidated financial statements include the accounts of National Steel Corporation and its majority owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated.

Cash Equivalents: Cash equivalents are short-term liquid investments which consist principally of time deposits and commercial paper at cost which approximates market. These investments have maturities of three months or less at the time of purchase.

Inventories: Inventories are stated at the lower of last-in, first-out ("LIFO") cost or market. If the first-in, first-out ("FIFO") cost method of inventory accounting had been used, inventories would have been approximately $146.0 million and $150.2 million higher than reported at December 31, 1995 and 1994, respectively. During each of the last three years certain inventory quantity reductions caused liquidations of LIFO inventory values. These liquidations decreased net income for the quarter and year ended December 31, 1995 by $1.2 million, increased net income for the quarter and year ended December 31, 1994 by $.3 million and decreased net income for the quarter and year ended December 31, 1993 by $3.0 million.

Investments in Affiliated Companies: Investments in affiliated companies (corporate joint ventures and 20% to 50% owned companies) are stated at cost plus equity in undistributed earnings since acquisition. Undistributed earnings of affiliated companies included in retained earnings (deficit) at December 31, 1995 and 1994 amounted to $8.9 million and $6.2 million, respectively.

Property, Plant and Equipment: Property, plant and equipment are stated at cost and include certain expenditures for leased facilities. Interest costs applicable to facilities under construction are capitalized. Capitalized interest amounted to $6.3 million in 1995, $3.7 million in 1994 and $5.8 million in 1993. Amortization of capitalized interest amounted to $5.6 million in 1995 and 1994, and $5.7 million in 1993.

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

Research and Development: Research and development costs are expensed when incurred and are charged to cost of products sold. Expenses for 1995, 1994 and 1993 amounted to approximately $9.8 million, $7.9 million and $9.4 million, respectively.

Financial Instruments: Financial instruments consist of cash and cash equivalents, long term obligations (excluding capitalized lease obligations), and the Series B Redeemable Preferred Stock. The fair value of these financial instruments approximates their carrying amounts at December 31, 1995. At December 31, 1995 and 1994, the Company had not invested in any derivative financial instruments.

Accounting Changes: During 1993, the Company adopted two new Financial Accounting Standards Board Statements, "Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106" or "OPEB") and "Employer's Accounting for Postemployment Benefits" ("SFAS 112"). (See Note E - Postretirement Benefits Other Than Pensions and Note F - Postemployment Benefits.)

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company will adopt SFAS 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

Earnings per Share: Earnings (loss) per share of Common Stock ("EPS") is computed by dividing net income or loss applicable to common stock by the sum of the weighted average of the shares of common stock outstanding during the period plus common stock equivalents, if dilutive.

Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain items in prior years have been reclassified to conform with the current year presentation.

NOTE B - CAPITAL STRUCTURE AND PRIMARY OFFERING OF CLASS B COMMON STOCK

OWNERSHIP: In April 1993, the Company completed an initial public offering of 10,861,100 shares of its Class B Common Stock, par value $.01 per share, which generated net proceeds of $141.4 million.

On February 1, 1995, the Company completed a primary offering of 6,900,000 shares of Class B Common Stock, bringing the total number of shares of Class B Common Stock issued and outstanding to 21,176,156 at that time. The issuance of this stock generated net proceeds of $104.7 million, all of which was used for related party debt reduction. Subsequent to the offering, NKK Corporation (collectively with its subsidiaries "NKK"), through its ownership of all 22,100,000 issued and outstanding shares of Class A Common Stock, holds 67.6% of the combined voting power of the Company. The remaining 32.4% of the combined voting power is held by the public. At December 31, 1994, 75.6% and 24.4% of the combined voting power was held by NKK and the public, respectively. At December 31, 1995 the Company's capital structure was as follows:

SERIES A PREFERRED STOCK

At December 31, 1995, there were 5,000 shares of Series A Preferred Stock, par value $1.00 per share (the "Series A Preferred Stock"), issued and outstanding. Annual dividends of $806.30 per share on the Series A Preferred Stock are cumulative and payable quarterly. The Series A Preferred Stock is not subject to mandatory redemption by the Company and is non-voting. All outstanding Shares of Series A Preferred Stock are owned by NKK. In 1995 and 1994, cash dividends of approximately $4.0 million were paid on the Series A Preferred Stock.

SERIES B REDEEMABLE PREFERRED STOCK

At December 31, 1995, there were 10,000 redeemable shares of Series B Preferred Stock issued and outstanding and held by FoxMeyer Health Corporation (collectively with its subsidiaries "FOX"). Annual dividends of $806.30 per share on the Series B Redeemable Preferred Stock are cumulative and payable quarterly. Dividends and redemption proceeds, to the extent required by the Stock Purchase and Recapitalization Agreement (the "Recapitalization Agreement"), are used to release FOX from its indemnification obligations with respect to the remaining unreleased liabilities for certain employee benefits of its former Weirton Steel Division employees (the "Weirton Benefit Liabilities"). The Series B Redeemable Preferred Stock dividend permitted release and payment of $7.1 million of previously unreleased Weirton Benefit Liabilities during 1995 and 1994, and a cash payment of $1.0 million during 1995 and 1994, to reimburse FOX for an obligation previously incurred in connection with the Weirton Benefit Liabilities. Upon the occurrence of certain events detailed in the Recapitalization Agreement, prior to or coincident with the Series B Redeemable Preferred Stock final redemption, the released Weirton Benefit Liabilities will be recalculated by an independent actuary. Any adjustment to bring the balances of the released Weirton Benefit Liabilities to such recalculated amount will be dealt with in the Series B Redeemable Preferred Stock redemption proceeds or otherwise settled. If the Company does not meet its preferred stock dividend and redemption obligations when due, FOX has the right to cause NKK to purchase the Company's preferred stock dividend and redemption obligations. The Series B Redeemable Preferred Stock is nontransferable and nonvoting. (See Note I - Weirton Liabilities.)

The Series B Redeemable Preferred Stock is subject to mandatory redemption on August 5, 2000 at a redemption price of $58.3 million and may not be redeemed prior to January 1, 1998 without the consent of FOX. On January 1, 1998, the redemption price for the Series B Redeemable Preferred Stock would be $62.2 million.

Periodic adjustments are made to retained earnings for the excess of the book value of the Series B Redeemable Preferred Stock at the date of issuance over the redemption value. Based upon the Company's actuarial analysis, the unreleased Weirton Benefit Liabilities approximate the aggregate remaining dividend and redemption payments with respect to the Series B Redeemable Preferred Stock and accordingly, such payments are expected to be made in the form of releases of FOX from its obligations to indemnify the Company for corresponding amounts of the remaining unreleased Weirton

Benefit Liabilities. At that time, the Company will be required to deposit cash equal to the redemption amount in the Weirton Retirement Trust, thus leaving the Company's net liability position unchanged. The Series B Redeemable Preferred Stock, with respect to dividend rights and rights on liquidation, ranks senior to the Company's common stock and equal to the Series A Preferred Stock.

CLASS A COMMON STOCK

At December 31, 1995, the Company had 30,000,000 shares of $.01 par value Class A Common Stock authorized, of which 22,100,000 shares were issued and outstanding and owned by NKK. Each share of Class A Common Stock is entitled to two votes. No cash dividends were paid on the Class A Common Stock in 1995, 1994 or 1993.

CLASS B COMMON STOCK

At December 31, 1995, the Company had 65,000,000 shares of $.01 par value Class B Common Stock authorized and 21,188,240 shares issued and outstanding. No cash dividends were paid on the Class B Common Stock in 1995, 1994 or 1993. All of the issued and outstanding shares of Class B Common Stock are publicly traded.

In January 1996, the Company authorized the repurchase of up to 1,000,000 shares of the Class B Common Stock. Any repurchased shares will be used in connection with the Company's stock based benefit plans or for other corporate purposes.

 NOTE C - LONG TERM OBLIGATIONS

 Long term obligations were as follows:

                                                                   DECEMBER 31,
                                                                 1995        1994
                                                              ----------  ----------
                                                              (DOLLARS IN THOUSANDS)
First Mortgage Bonds, 8.375% Series due August 1, 2006,
 with general first liens on principal plants, properties,
 certain subsidiaries, and an affiliated company                $ 75,000    $ 75,000
Vacuum Degassing Facility Loan, 10.336% fixed rate due
 in semi-annual installments through 2000, with a first
 mortgage in favor of the lenders                                 32,357      37,769
Continuous Caster Facility Loan, 10.057% fixed rate to
 2000 when the rate will be reset to a current rate.
 Equal semi-annual payments due through 2007, with a
 first mortgage in favor of the lenders                          119,428     124,424
Coke Battery Loan, 7.540% fixed rate with semi-annual
 payments due through 2008.  Lenders are wholly-owned
 subsidiaries of NKK and are unsecured                           177,080     329,995
Headquarters Building Loan, current interest rate 6.884%,
 reset semi-annually through 1999, with a first mortgage
 in favor of the lender                                            5,769       6,846
Pickle Line Loan, 7.726% fixed rate due in equal semi-
 annual installments through 2007, with a first mortgage
 in favor of the lender                                           87,901      90,000
Capitalized lease obligations                                     28,485      31,055
Other                                                             11,255      11,364
                                                                --------    --------
Total long term obligations                                      537,275     706,453
Less long term obligations due within one year                    35,750      35,669
                                                                --------    --------

Long term obligations                                           $501,525    $670,784
                                                                ========    ========

Future minimum payments for all long term obligations and leases as of December
 31, 1995 are as follows:

                                                                             OTHER
                                                  CAPITALIZED  OPERATING   LONG TERM
                                                    LEASES      LEASES    OBLIGATIONS
                                                  -----------  ---------  -----------
                                                        (DOLLARS IN THOUSANDS)
      1996                                            $ 6,712   $ 60,255     $ 32,228
      1997                                              6,712     57,945       33,792
      1998                                              6,712     53,910       35,486
      1999                                              6,712     48,749       38,797
      2000                                              6,712     45,698       36,901
      Thereafter                                        6,711    182,916      331,586
                                                      -------   --------     --------

      Total payments                                   40,271   $449,473     $508,790
                                                                ========     ========

      Less amount representing interest                11,786
      Less current portion of obligation under
        capitalized lease                               3,520
                                                      -------
      Long term obligation under capitalized
        lease                                         $24,965
                                                      =======

 Operating leases include a coke battery facility which services the Granite City Division and expires in 2004, a continuous caster and the related ladle metallurgy facility which services the Great Lakes Division and expires in 2008, and an electrolytic galvanizing facility which services the Great Lakes Division and expires in 2001. Upon expiration, the Company has the option to extend the leases or purchase the equipment at fair market value. The Company's remaining operating leases cover various types of properties, primarily machinery and equipment, which have lease terms generally for periods of 2 to 20 years, and which are expected to be renewed or replaced by other leases in the normal course of business. Rental expense totaled $71.8 million in 1995, $70.4 million in 1994 and $70.7 million in 1993.

 The Company borrowed a total of $350.0 million over a three year period ended in 1993 from a United States subsidiary of NKK for the rebuild of the No. 5 coke oven battery servicing the Great Lakes Division. During 1995, the Company utilized proceeds from the 6.9 million share primary offering, along with other cash funds, to prepay $133.3 million aggregate principal amount of the aforementioned loan. During 1995, the Company made principal payments of $152.9 million, which includes the 1995 prepayment, and recorded $19.7 million in interest expense on the coke battery loan. During 1994, the principal and interest payments on the coke battery loan totaled $13.3 million and $25.2 million, respectively. Accrued interest on the loan as of December 31, 1995 and 1994 was $5.1 million and $10.1 million, respectively. Additionally, deferred financing costs related to the loan were $2.5 million and $4.2 million, respectively, as of December 31, 1995 and 1994. (See Note J - Nonrecurring and Extraordinary Items.)

 In January 1994, upon completion and acceptance of the Pickle Line servicing the Great Lakes Division, the permanent financing commenced with repayment to occur over a fourteen-year period. The Pickle Line is not subject to the lien securing the Company's First Mortgage Bonds, but is subject to a first mortgage in favor of the lender.

 During 1994, the Company utilized a portion of the proceeds from the antitrust litigation judgment in favor of the Company against the Bessemer & Lake Erie Railroad ("B&LE") to repurchase $40.6 million aggregate principal amount of its outstanding 8.375% First Mortgage Bonds. (See Note J - Nonrecurring and Extraordinary Items.)

 CREDIT ARRANGEMENTS

 Effective May 16, 1994, the Company entered into a Purchase and Sale Agreement with National Steel Funding Corporation ("NSFC"), a newly created wholly-owned subsidiary. Effective on the same date, NSFC entered into a Receivables Purchase Agreement with a group of twelve banks. The total maximum commitment of the banks is $200.0 million, including up to $150.0 million in letters of credit. To implement the arrangement, the Company sold substantially all of its accounts receivable, and will sell additional receivables as they are generated, to NSFC. NSFC will finance its ongoing purchase of receivables from a combination of cash received from receivables already in the pool, short-term intercompany notes and the cash proceeds derived from selling interests in the receivables to the participating banks from time to time.

 The Certificates of Participation, which will be sold to the banks by NSFC, have been rated AAA by Standard & Poor's Corporation, resulting in lower borrowing costs to the Company when such participations are sold. As of December 31, 1995, no funded participation interests had been sold under the facility, although $81.6 million in letters of credit had been issued. With respect to the pool of receivables at December 31, 1995, after reduction for letters of credit outstanding, the amount of participating interests eligible for sale was $113.9 million. During the year ended December 31, 1995, the eligible amount ranged from $82.0 million to $116.0 million. The banks' commitments are currently scheduled to expire on May 16, 2000. The Company will continue to act as servicer of the assets sold into the program and will continue to make billings and collections in the ordinary course of business according to established practices.

 The Company has a $15.0 million, uncommitted, unsecured line of credit (the "Uncommitted Line of Credit"). The Uncommitted Line of Credit permits the Company to borrow up to $15.0 million on an unsecured, short-term basis for periods of up to thirty days. This arrangement has no fixed expiration date but may be withdrawn at any time without notice.

 Various debt and certain lease agreements include restrictions on the amount of stockholders' equity available for the payment of dividends. Under the most restrictive of these covenants, stockholders' equity in the amount of $80.1 million was free of such limitations at December 31, 1995. The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Uncommitted Line of Credit and other debts instruments.


 NOTE D - PENSIONS

 The Company has various non-contributory defined benefit pension plans covering substantially all employees. Benefit payments for salaried employees are based upon a formula which utilizes employee age, years of credited service and the highest sixty consecutive months of pensionable earnings during the last ten years preceding normal retirement. Benefit payments to most hourly employees are the greater of a benefit calculation utilizing fixed rates per year of service or the highest sixty consecutive months of pensionable earnings during the last ten years preceding retirement, with a premium paid for years of service in excess of thirty years. The Company's funding policy is to contribute, at a minimum, the amount necessary to meet minimum funding standards as prescribed by applicable law. The Company utilizes a long term rate of return of 8.5% for funding purposes. The Company's minimum pension contributions for the 1995 and 1994 plan years were $39.3 million and $18.3 million, respectively.

 Pension expense and related actuarial assumptions utilized are summarized below:

                                                               1995        1994        1993
                                                            ----------  ----------  ----------
                                                                  (DOLLARS IN THOUSANDS)
 Assumptions:
   Discount rate                                                 8.75%       7.50%       8.75%
   Return on assets                                              8.50%       8.50%       9.50%
   Average rate of compensation increase                         4.70%       4.55%       5.50%
 Pension expense:
   Service cost                                             $  19,143   $  24,713   $  21,537
   Interest cost                                              110,683     104,320     100,783
   Actual return on plan assets                              (234,792)     51,240    (160,561)
   Net amortization and deferral                              169,756    (114,855)     89,567
                                                            ---------   ---------   ---------

   Net pension expense                                         64,790      65,418      51,326
   Curtailment and special termination charges (credits)        -----     (17,372)     35,174
                                                            ---------   ---------   ---------

      Total pension expense                                 $  64,790   $  48,046   $  86,500
                                                            =========   =========   =========

 In connection with the temporary idling of National Steel Pellet Company ("NSPC"), a wholly-owned subsidiary of the Company, special termination benefits of $31.9 million related to hourly NSPC plan participants were recorded at December 31, 1993 and included in 1993 pension expense. In August 1994, NSPC was re-opened and $13.3 million of the special termination benefits reserve was reversed during the third quarter of 1994. The remaining portion of the NSPC curtailment charge, or $18.6 million, relates to an early retirement window offered by NSPC during the third quarter of 1994. In 1994, the Company recorded a special termination credit of $1.8 million related to the restructuring of the salaried workforce. (See Note J - Nonrecurring and Extraordinary Items.)

 The funded status of the Company's plans at year end along with the actuarial assumptions utilized are as follows:

                                                                    1995         1994
                                                                 -----------  -----------
                                                                  (DOLLARS IN THOUSANDS)
 Assumptions:
   Discount rate                                                       7.25%        8.75%
   Average rate of compensation increase                               4.70%        4.71%
 Funded status:
   Accumulated benefit obligations ("ABO") including vested
     benefits of $1,328,302 and $1,093,091 for 1995 and 1994,
     respectively                                                $1,441,579   $1,188,012
   Effect of future pensionable earnings increases                  116,474       75,017
                                                                 ----------   ----------

   Projected benefit obligations ("PBO")                          1,558,053    1,263,029
   Plans' assets at fair market value                             1,132,077      976,654
                                                                 ----------   ----------

   PBO in excess of plan assets at fair market value                425,976      286,375
   Unrecognized transition obligation                               (56,770)     (66,827)
   Unrecognized net gain (loss)                                     (16,613)      91,170
   Unrecognized prior service cost                                 (106,694)    (119,917)
   Adjustment required to recognize minimum pension liability       110,587       76,677
                                                                 ----------   ----------
   Total pension liability                                          356,486      267,478
   Less pension liability due within one year                        30,335           --
                                                                 ----------   ----------

     Long term pension liability                                 $  326,151   $  267,478
                                                                 ==========   ==========

 As a result of a decrease in long term interest rates at December 31, 1995, the Company decreased the discount rate used to calculate the actuarial present value of its ABO by 150 basis points to 7.25% from the rate used at December 31, 1994. This is the primary reason for the increase in the ABO.

 The adjustment required to recognize the minimum pension liability of $110.6 million and $76.7 million at December 31, 1995 and 1994, respectively, represents the excess of the ABO over the fair value of plan assets, including unfunded accrued pension cost, in underfunded plans. The unfunded liability in excess of the unrecognized prior service cost of $1.8 million was recorded as a reduction in stockholders' equity at December 31, 1995.

 At December 31, 1995, the Company's pension plans' assets were comprised of approximately 52% equity investments, 41% fixed income investments, 2% cash and 5% in other investments including real estate.


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

 Effective January 1, 1993, the Company implemented SFAS 106 which requires accrual of retiree medical and life insurance benefits as these benefits are earned rather than recognition of these costs as claims are paid. The Company has elected to amortize its transition obligation over 20 years, 17 of which remain at December 31, 1995. In 1993, the excess of total postretirement benefit expense recorded under SFAS 106 over the Company's former method of accounting for these benefits was $97.6 million, or $59.5 million excluding curtailment charges, or $1.77 and $1.08 per share net of tax, respectively.

 The components of postretirement benefit cost and related actuarial assumptions were as follows:


                                                      1995      1994      1993
                                                    --------  --------  ---------
                                                       (DOLLARS IN THOUSANDS)
   Assumptions:
     Discount rate                                     8.75%     7.75%      8.75%
     Health care trend rate                            7.80%    10.10%     11.20%
   Postretirement benefit cost:
     Service cost                                   $10,573   $13,737   $ 12,912
     Interest cost                                   52,700    53,577     52,811
     Amortization of transition obligation           26,274    26,510     28,071
     Other                                           (5,003)   (2,162)    (8,176)
                                                    -------   -------   --------

     Net periodic benefit cost                       84,544    91,662     85,618
     Curtailment charges and special termination
      charges (credits)                               -----    (4,081)    38,061
                                                    -------   -------   --------

      Total postretirement benefit cost             $84,544   $87,581   $123,679
                                                    =======   =======   ========


 In connection with the temporary idling of NSPC, curtailment charges of $36.7 million related to hourly NSPC plan participants were recorded at December 31, 1993. In August 1994, NSPC was re-opened and $26.0 million of the OPEB curtailment reserve was reversed during the third quarter of 1994. The remaining portion of the NSPC curtailment charge, or $10.7 million, related primarily to an early retirement window offered by NSPC during the third quarter of 1994. In 1994, the Company recorded special termination benefits of $22.0 million related to the restructuring of the salaried workforce. (See Note J - Nonrecurring and Extraordinary Items.)

 The following represents the plans' funded status reconciled with amounts recognized in the Company's balance sheet and related actuarial assumptions:

                                                                   1995         1994
                                                                -----------  -----------
                                                                 (DOLLARS IN THOUSANDS)
   Assumptions:
     Discount rate                                                    7.25%        8.75%
     Health care trend rate                                           7.20%        7.80%
   Accumulated postretirement benefit obligation ("APBO"):
     Retirees                                                    $ 525,567    $ 476,950
     Fully eligible active participants                             85,871       78,161
     Other active participants                                     107,388       90,514
                                                                 ---------    ---------
      Total                                                        718,826      645,625
   Plan assets at fair value                                        33,201       21,105
                                                                 ---------    ---------
   APBO in excess of plan assets                                   685,625      624,520
   Unrecognized transition obligation                             (446,654)    (477,489)
   Unrecognized net gain (loss)                                     (7,344)      42,476
                                                                 ---------    ---------
   Total postretirement benefit liability                          231,627      189,507
   Less postretirement benefit liability due within one year        10,000       10,000
                                                                 ---------    ---------
     Long term postretirement benefit liability                  $ 221,627    $ 179,507
                                                                 =========    =========


 As a result of the decrease in the long term interest rates at December 31, 1995, the Company decreased the discount rate used to calculate the actuarial present value of its APBO by 150 basis points to 7.25% from the rate used at December 31, 1994. This is the primary reason for the increase in the APBO. The assumed health care cost trend rate of 7.2% in 1996 decreases gradually to the ultimate trend rate of 5.0% in 2002 and thereafter. A 1.0% increase in the assumed health care cost trend rate would have increased the APBO at December 31, 1995, and postretirement benefit cost for 1995 by $60.3 million and $55.7 million, respectively.

 In connection with the 1993 Settlement Agreement between the Company and the USWA, the Company began prefunding the OPEB obligation with respect to USWA represented employees in 1994. Pursuant to the terms of the 1993 Settlement Agreement, a Voluntary Employee Benefit Association trust (the "VEBA Trust") was established. Under the terms of the agreement, the Company agreed to contribute a minimum of $10.0 million annually and, under certain circumstances, additional amounts calculated as set forth in the 1993 Settlement Agreement. In 1995, the Company contributed $10.0 million to the VEBA Trust. In 1994 the Company contributed $21.0 million to the VEBA Trust, comprised of the $10.0 million annual minimum contribution together with $11.0 million related to the proceeds received in connection with the B&LE litigation settlement. VEBA Trust assets of $33.2 million at December 31, 1995, were comprised of 60% equity investments and 40% fixed income investments. (See Note J - Nonrecurring and Extraordinary Items.)


 NOTE F - POSTEMPLOYMENT BENEFITS

 During the fourth quarter of 1993, the Company adopted SFAS 112 which requires accrual accounting for benefits payable to inactive employees who are not retired. Among the more significant benefits included are worker's compensation, long term disability and continued medical coverage for disabled employees and surviving spouses. The Company previously followed the practice of accruing for many of these benefits but did not base these accruals on actuarial analyses. The cumulative effect as of January 1, 1993 of this change was to increase the net loss by $16.5 million, or $.49 per share.


 NOTE G - OTHER LONG TERM LIABILITIES

 Other long term liabilities at December 31 consisted of the following:

                                                             1995        1994
                                                          ----------  ----------
                                                          (DOLLARS IN THOUSANDS)

   Capital lease obligations                                $ 24,179    $ 26,670
   Insurance and employee benefits (excluding pensions
     and OPEB)                                               128,179     122,573
   Plant closings                                             61,521      64,767
   Released Weirton Benefit Liabilities                      121,373     120,120
   Other                                                      29,171      29,177
                                                            --------    --------

   Total other long term liabilities                        $364,423    $363,307
                                                            ========    ========

 NOTE H - INCOME TAXES

 Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:


                                                           1995         1994
                                                        -----------  -----------
                                                         (DOLLARS IN THOUSANDS)
 Deferred tax assets:
   Reserves                                              $ 156,900    $ 191,700
   Employee benefits                                       198,400      135,100
   Net operating loss ("NOL") carryforwards                 67,100      105,500
   Leases                                                   17,500       20,000
   Federal tax credits                                      13,100        9,900
   Other                                                    22,600       24,800
                                                         ---------    ---------

     Total deferred tax assets                             475,600      487,000
 Valuation allowance                                      (159,400)    (208,000)
                                                         ---------    ---------

   Deferred tax assets net of valuation allowance          316,200      279,000

 Deferred tax liabilities:
   Book basis of property in excess of tax basis          (138,500)    (130,800)
   Excess tax LIFO over book                               (29,100)     (28,800)
   Other                                                   (18,700)     (18,100)
                                                         ---------    ---------

     Total deferred tax liabilities                       (186,300)    (177,700)
                                                         ---------    ---------
   Net deferred tax assets after valuation allowance     $ 129,900    $ 101,300
                                                         =========    =========


 In 1995, 1994, and 1993, the Company determined that it was more likely than not that sufficient future taxable income would be generated and tax planning strategies are available to justify increasing the net deferred tax assets after valuation allowance. Accordingly, the Company recognized additional deferred tax assets of $28.6 million, $20.7 million and $37.5 million in 1995, 1994 and 1993, respectively.

 Significant components of the provision for income taxes are as follows:

                                          1995       1994       1993
                                        ---------  ---------  ---------
                                            (DOLLARS IN THOUSANDS)
 Current taxes payable:
   Federal (alternative minimum tax)    $  8,584   $  4,016   $  -----
   State and foreign                       6,365          8         89
 Deferred taxes                          (28,600)   (20,700)   (37,600)
                                        --------   --------   --------
     Total tax credit                   $(13,651)  $(16,676)  $(37,511)
                                        ========   ========   ========

 The reconciliation of the income tax computed at the federal statutory tax rates to the recorded total tax credit is:

                                                            1995       1994        1993
                                                          ---------  ---------  ----------
                                                               (DOLLARS IN THOUSANDS)

 Tax at federal statutory rates                           $ 32,100   $ 53,100   $(103,700)
 Benefit of operating loss carryforward                    (58,400)   (84,100)      -----
 NOL carryforward for which no benefit was recognized        -----      -----      51,500
 Temporary deductible differences for which no benefit
  was recognized (net)                                       9,700     20,600      22,600
 Depletion                                                  (4,300)     -----       -----
 Dividend exclusion                                         (1,800)    (1,600)     (1,600)
 Alternative minimum tax                                     8,584      4,016       -----
 Other                                                         465     (8,692)     (6,311)
                                                          --------   --------   ---------

     Total tax credit                                     $(13,651)  $(16,676)  $ (37,511)
                                                          ========   ========   =========

 At December 31, 1995, the Company had unused NOL carryforwards of approximately $179.2 million which expire as follows: $62.2 million in 2007 and $117.0 million in 2008.

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

 At December 31, 1995, the Company had unused alternative minimum tax credit carryforwards of approximately $11.1 million which may be applied to offset its future regular federal income tax liabilities. These tax credits may be carried forward indefinitely.


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

 As part of the 1984 sale of a 50% interest in the Company to NKK, FOX agreed, as between FOX and the Company, to provide in advance sufficient funds for payment and discharge of, and to indemnify the Company against, all obligations and liabilities of the Company, whether direct, indirect, absolute or contingent, incurred or retained by the Company in connection with the sale of Weirton. As part of the 1990 ownership transaction whereby NKK purchased an additional 20% ownership in the Company, the Company released FOX from indemnification of $146.6 million of certain defined Weirton Benefit Liabilities. FOX also reaffirmed its agreement to indemnify the Company for Weirton environmental liabilities as to which the Company is obligated to Weirton Steel Corporation. On May 4, 1993, the Company released FOX from an additional $67.8 million of previously unreleased Weirton Benefit Liabilities in connection with an early redemption of 10,000 shares of Series B Redeemable Preferred Stock. During the first quarter of 1994, FOX sold all of its 3,400,000 shares of Class B Common Stock. In connection with the initial public stock offering, the Company entered into an agreement (the "Definitive Agreement") with FOX and NKK which amends certain terms and conditions of the Recapitalization Agreement. Pursuant to the Definitive Agreement, FOX paid the Company the $10.0 million as an unrestricted prepayment for environmental obligations which may arise after such prepayment and for which FOX has previously agreed to indemnify the Company. Such prepayment accrues interest at a variable interest rate based upon prime rate. The interest on such prepayment was 11% at December 31, 1995. The Company is required to repay to FOX portions of the $10.0 million to the extent the Company's expenditures for such environmental liabilities do not reach specified levels by certain dates over a twenty year period. FOX retains responsibility to indemnify the Company for remaining environmental liabilities arising after such prepayment and in excess of $10.0 million (as reduced by any above described repayments to FOX). At December 31, 1995 and 1994, the Company's recorded liability payable to FOX totaled $7.2 million and $10.0 million, respectively.

 At December 31, 1995, the net present value of the released Weirton Benefit Liabilities, based upon a discount factor of 12.0% per annum, is $139.4 million. FOX continues to indemnify the Company for the remaining unreleased Weirton Benefit Liabilities and other liabilities. The Company is indemnified by FOX for such remaining liabilities and, therefore, they are not recorded in the Company's consolidated balance sheet. Such Weirton Liabilities are comprised of (i) the unreleased Weirton Benefit Liabilities, the amount of which, based on the Company's actuarial analysis, approximates the aggregate remaining dividend and redemption payments of $96.7 million with respect to the Series B Redeemable Preferred Stock and (ii) other contingent liabilities, such as environmental liabilities, that are not currently estimable.


 NOTE J - NONRECURRING AND EXTRAORDINARY ITEMS

 Reduction in Workforce - During the fourth quarter of 1994, the Company finalized and implemented a plan that resulted in a workforce reduction of approximately 400 salaried nonrepresented employees, and a restructuring charge of $34.2 million, or $25.6 million net of tax. During the first quarter of 1995, the Company recorded an additional restructuring charge of $5.3 million, or $3.6 million net of tax, as a result of the various elections made by certain terminated employees during that quarter.

 The aggregate restructuring charge of $39.5 million was comprised of retiree postemployment benefits ("OPEB") - $26.5 million; severance $12.5 million; pensions - ($2.6) million and other - $3.1 million. Substantially all of the amounts related to severance and other have been paid as of December 31, 1995. The remaining balance of $23.9 million related primarily to OPEB and pensions will require the utilization of cash over the retirement lives of the affected employees.

 National Steel Pellet Company - NSPC was temporarily idled in October 1993, following a strike by the USWA which occurred on August 1, 1993. At December 31, 1993, it was previous management's intention to externally satisfy its iron ore pellet requirements for a period of at least three years, which would have caused NSPC to remain idle for that period. Accordingly, a liability of $108.6 million related to the idle period was recorded as an unusual charge during the fourth quarter of 1993. In June 1994, the then new senior management determined that if a total reduction of $4 per gross ton in delivered pellet costs from pre-strike costs could be achieved, NSPC could be reopened on a cost effective basis. After a series of successful negotiations with the USWA and other stakeholders that led to the requisite $4 per gross ton cost reduction, the facility was reopened in August 1994. The reopening of NSPC during the third quarter of 1994 resulted in the restoration of $59.1 million of the 1993 unusual charge.

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

 Extraordinary Item - On August 7, 1995, the Company utilized $104.7 million of proceeds from a primary stock offering, along with $20.9 million of available cash, to prepay $133.3 million aggregate principal amount of the related party debt associated with the No. 5 Coke Oven Battery serving the Great Lakes Division. This early extinguishment of debt resulted in an extraordinary item of $5.4 million, net of related income tax expense of $.5 million. (See Note B- Capital Structure and Primary Offering of Class B Common Stock, Note C - Long Term Obligations and Note K - Related Party Transactions.)


 NOTE K - RELATED PARTY TRANSACTIONS

 Summarized below are transactions between the Company and NKK, and the Company's affiliated companies accounted for under the equity method.

 The Company had borrowings outstanding with an NKK affiliate totaling $177.1 million and $330.0 million as of December 31, 1995 and 1994, respectively. (See Notes C - Long Term Obligations and Note J - Nonrecurring and Extraordinary Items.) Accounts receivable with related parties totaled $3.2 million at December 31, 1995 and 1994. Accounts payable with related parties totaled $2.5 million at December 31, 1995 and 1994. During 1994, the Company purchased approximately $20.8 million of slabs produced by NKK. These purchases were made with trading companies in arms' length transactions.

 Effective May 1, 1995, the Company entered into the Agreement for the Transfer of Employees (superceding a prior arrangement) with NKK Corporation. The agreement was unanimously approved by all directors of the Company who were not then, and never have been employees of NKK. Pursuant to the terms of this agreement, technical and business advice is provided through NKK employees who are transferred to the employ of the Company. The Company has agreed to reimburse NKK for the costs and expenses incurred by NKK in connection with the transfer of the employees. The total amount of reimbursable expenses which the Company is obligated to pay is capped at $11.7 million for the initial term of the agreement which runs from May 1, 1995 through December 31, 1996. The agreement can be extended from year to year thereafter if approved by NKK and by a majority of those directors of the Company who are not then, and have never been, employees of NKK. In addition to paying salaries and benefits of the transferred employees, the Company expensed $5.1 million under this contract in 1995.

 In both 1995 and 1994, cash dividends of approximately $4.0 million were paid on the Series A Preferred Stock. Accrued dividends of $0.6 million were recorded as of December 31, 1995 and 1994 related to the Series A Preferred Stock.

 The Company is contractually required to purchase its proportionate share of raw material production from certain affiliated companies. Such purchases of raw materials and services aggregated $86.5 million in 1995, $87.0 million in 1994 and $65.9 million in 1993. Additional expenses were incurred in connection with the operation of a joint venture agreement. (See Note M - Other Commitments and Contingencies.) Accounts payable at December 31, 1995 and 1994 included amounts with affiliated companies accounted for by the equity method of $19.0 million and $24.1 million, respectively.


 NOTE L - ENVIRONMENTAL LIABILITIES

 The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. Because these environmental laws and regulations are quite stringent and are generally becoming more stringent, the Company has expended, and can be expected to expend in the future, substantial amounts for compliance with these laws and regulations. Due to the possibility of future factual or regulatory requirements, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated.

 It is the Company's policy to expense or capitalize, as appropriate, environmental expenditures that relate to current operating sites. Environmental expenditures that relate to past operations and which do not contribute to future or current revenue generation are expensed. With respect to costs for environmental assessments or remediation activities, or penalties or fines that may be imposed for noncompliance with such laws and regulations, such costs are accrued when it is probable that liability for such costs will be incurred and the amount of such costs can be reasonably estimated. The Company has recorded approximately $2.4 million and $1.2 million for these items at December 31, 1995 and 1994, respectively.

 The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible party ("PRP") at a number of off-site CERCLA or state superfund site proceedings. At some of these sites, any remediation costs incurred by the Company would constitute liabilities for which FOX is required to indemnify the Company ("FOX Environmental Liabilities"). In addition, at some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability. With respect to those sites for which the Company has sufficient information to estimate its potential liability, the Company has recorded an aggregate liability for CERCLA claims of approximately $4.6 million and $4.1 million as of December 31, 1995 and 1994, respectively, which it anticipates paying over the next several years.

 In connection with those sites involving FOX Environmental Liabilities, in January 1994, the Company received $10.0 million from FOX as an unrestricted prepayment for such liabilities for which the Company recorded $10.0 million as a liability in its consolidated balance sheet. The Company is required to repay FOX portions of the $10.0 million to the extent the Company's expenditures for such FOX Environmental Liabilities do not meet specified levels by certain dates over a twenty year period. FOX will continue to be obligated to indemnify the Company for all other FOX Environmental Liabilities
 (i) arising before such prepayment or (ii) arising after such prepayment and exceeding the $10.0 million prepayment. (See Note I - Weirton Liabilities.) The balance of this liability totaled $7.2 million and $10.0 million at December 31, 1995 and 1994, respectively.

 The Company has also recorded the reclamation and other costs to restore its coal and iron ore mines at its shutdown locations to their original and natural state, as required by various federal and state mining statutes. The Company has recorded an aggregate liability of approximately $11.6 million and $11.8 million at December 31, 1995 and 1994, respectively, relating to these properties.

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

 Since 1989, the United States Environmental Protection Agency (the "EPA") and the eight Great Lakes states have been developing the Great Lakes Initiative, which will impose water quality standards that are even more stringent than the best available technology standards currently being enforced. On March 23, 1995, the EPA published the final "Water Quality Guidance for the Great Lakes System" (the "Guidance Document"). The Guidance Document establishes minimum water quality standards and other pollution control policies and procedures for waters within the Great Lakes System. The Company has conducted a series of internal analyses concerning the effect of the Guidance Document on the Company's operations. Based upon these analyses, the Company believes that the Guidance Document will have a limited impact on the conduct of the Company's business, and that any such impact will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

 NOTE M - OTHER COMMITMENTS AND CONTINGENCIES

 The Company has an agreement providing for the availability of raw material loading and docking facilities through 2002. Under this agreement, the Company must make advance freight payments if shipments fall below the contract requirements. At December 31, 1995, the maximum amount of such payments, before giving effect to certain credits provided in the agreement, totaled approximately $14 million or $2 million per year. During the three years ended December 31, 1995, no advance freight payments were made as the Company met all of the contract requirements. The Company anticipates meeting the specified contract requirements in 1996.

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

 The Company has a 50% interest in a joint venture with an unrelated third party. The joint venture, Double G Coatings Company, L.P. ("Double G"), constructed a $90 million steel coating facility near Jackson, Mississippi to produce galvanized and Galvalume(R) steel sheet for the metal buildings market. Approximately 20% of the total cost was financed equally through partners' capital contributions with the remaining 80% financed by a group of third party lenders. As of December 31, 1995, the Company has invested $8.8 million in capital contributions. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line time at the facility through May 10, 2004. This facility commenced production in May 1994. Upon completion and acceptance of the facility, Double G borrowed $59.7 million pursuant to a ten year term loan agreement, repayment of which commenced in November 1995. Double G provided a first mortgage on its property, plant and equipment and the Company has separately guaranteed $26.4 million of the debt as of December 31, 1995.

 The Company has agreements to purchase 1.8 million gross tons of iron ore pellets in 1996 and .9 million gross tons of iron ore pellets each subsequent year thereafter, through the year 2004, from an affiliated company. The Company also has agreements to purchase .5 million gross tons of iron ore pellets from a non-affiliated company. In 1996, purchases under the agreements with the affiliated company will approximate $66.8 million, while the agreements with the non-affiliated company will approximate $17.5 million. In addition to the iron ore agreements, the Company has agreed to purchase its proportionate share of the limestone production from an affiliated company, which will approximate $2 million per year.

 The Company has signed a letter of intent to enter into a take-or-pay arrangement to accept pulverized coal from Edison Energy Services ("EES"). In the event a definitive agreement is not entered into, the Company has committed to reimburse EES approximately $20 million for their costs related to the project.

 The Company is guarantor of specific obligations of ProCoil Corporation, an affiliated company, approximating $9.2 million and $10.3 million at December 31, 1995 and 1994, respectively.

 NOTE N - INVESTMENT IN IRON ORE COMPANY OF CANADA

 Summarized financial information for Iron Ore Company of Canada, an affiliated company, accounted for by the equity method, is presented below:


                                                                      YEARS ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1995       1994       1993
                                                                  ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)
  Current assets                                                   $151,868  $151,480   $132,663
  Property, plant and equipment and other assets                    331,881   354,857    372,467
  Current liabilities                                               115,178   108,689     95,336
  Long term obligations and other liabilities                       116,168   141,268    157,273
  Sales and operating revenues                                      434,357   444,519    382,465
  Gross profit                                                      111,367    87,729     53,892
  Income before cumulative effect of accounting changes              44,869    30,668     26,215
  Cumulative effect of accounting changes                             -----     -----    (15,097)
  Net income                                                         44,869    30,668     11,118
  Company's equity in:
   Net assets                                                        54,847    55,711     50,403
   Net income                                                         9,750     6,664      2,219
  Ownership percentage                                                21.73%    19.96%     19.96%

 NOTE O - LONG TERM INCENTIVE PLAN

 The Long Term Incentive Plan established in 1993 has authorized the grant of options for up to 3,400,000 shares of Class B Common Stock to certain executive officers, non-employee directors and other key employees of the Company. The Non-Employee Directors Stock Option Plan, also established in 1993, has authorized the grant of options for up to 100,000 shares of Class B Common Stock to certain non-employee directors. The exercise price of the options equals the fair market value of the Common Stock on the date of grant. All options granted have ten year terms and generally vest and become fully exercisable at the end of three years of continued employment. However, in the event that termination is by reason of retirement, permanent disability or death, the option must be exercised in whole or in part within 24 months of such occurrences.

 The Company currently follows the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," which requires compensation expense for the Company's options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted in 1995, 1994 or 1993.

 In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 is effective for fiscal years beginning after December 15, 1995 and will require companies to either adopt a fair value based method of expense recognition for all stock compensation based awards, or provide proforma net income and EPS information as if the recognition and measurement provisions of SFAS 123 had been adopted. Upon the adoption of SFAS 123 in 1996, the Company intends to continue to account for its stock compensation based awards following the provisions of APB 25 and provide the required fair value based proforma information.

 A reconciliation of the Company's stock option activity and related information follows:

                                               NUMBER       EXERCISE PRICE
                                             OF OPTIONS   (WEIGHTED AVERAGE)
                                             -----------  ------------------
 Balance outstanding at January 1, 1993          -----            -----
 Granted                                        755,000          $13.99
 Exercised                                       -----
 Forfeited                                     (170,832)
                                               --------

 Balance outstanding at January 1, 1994         584,168           13.99
 Granted                                        304,500           14.00
 Exercised                                      (15,056)          14.00
 Forfeited                                     (155,139)
                                               --------

 Balance outstanding at December 31, 1994       718,473           14.00

 Granted                                        427,500           15.02
 Exercised                                      (12,084)          14.00
 Forfeited                                     (165,973)
                                               --------

 Balance outstanding at December 31, 1995       967,916           14.38
                                               ========

 Exercisable at December 31, 1993                 5,418
                                               ========

 Exercisable at December 31, 1994               213,973
                                               ========

 Exercisable at December 31, 1995               324,249
                                               ========


 Outstanding stock options did not enter into the determination of EPS in 1995, 1994, or 1993 as their dilutive effect was less than 3%.

 NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

 Following are the unaudited quarterly results of operations for the years 1995 and 1994. Reference should be made to Note J - Nonrecurring and Extraordinary Items concerning adjustments affecting the first and third quarters of 1995 and the third and fourth quarters of 1994.

                                                                     1995
                                                              THREE MONTHS ENDED,
                                                ----------------------------------------------
                                              MARCH 31      JUNE 30     SEPTEMBER 30  DECEMBER 31
                                             -----------  ------------  ------------  -----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                     $752,676      $736,611      $724,798      $740,133
Gross profit                                    97,127        80,459        53,632        50,027
Unusual charges                                  5,336         -----         -----         -----
Income before extraordinary item                44,694        30,317        15,608        14,804
Extraordinary item                               -----         -----         5,373         -----
Net income                                      44,694        30,317        20,981        14,804

PER SHARE EARNINGS APPLICABLE TO
 COMMON STOCK:
 Income before extraordinary item             $   1.02      $    .64      $    .30      $    .28
 Extraordinary item                              -----         -----           .12         -----
 Net income                                   $   1.02      $    .64      $    .42      $    .28


                                                                     1994
                                                              THREE MONTHS ENDED,
                                               -------------------------------------------------
                                               MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
                                             -----------   -----------   ------------   -----------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales                                     $622,738      $650,682       $683,546      $743,307
Gross profit                                    16,978        41,174         56,013        90,269
Unusual charges (credits)                        -----         -----        (59,101)       34,213
Net income                                      78,011           841         62,483        27,177

PER SHARE EARNINGS APPLICABLE TO
 COMMON STOCK:
 Net income (loss)                            $   2.07      $  (0.05)      $   1.64      $   0.67

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (THOUSANDS OF DOLLARS)


          COLUMN A                     COLUMN B                  COLUMN C                   COLUMN D        COLUMN E
          --------                    ----------   ------------------------------------   -----------    -------------
                                                                ADDITIONS
                                                   ------------------------------------
                                      BALANCE AT                          CHARGED TO
                                      BEGINNING        CHARGED TO       OTHER ACCOUNTS -   DEDUCTIONS -    BALANCE AT
        DESCRIPTION                   OF PERIOD    COSTS AND EXPENSE       DESCRIBE         DESCRIBE     END OF PERIOD
        -----------                   ----------   -----------------    ---------------   -----------    -------------

YEAR ENDED DECEMBER 31, 1995
----------------------------

RESERVES DEDUCTED FROM ASSETS
 Allowances and discounts on trade
  notes and accounts receivable        $ 15,185         $21,046 (3)        $  -----        $16,245 (1)      $ 19,986
 Valuation allowance on deferred
  tax assets                            208,000           -----             (48,600) (2)     -----           159,400

YEAR ENDED DECEMBER 31, 1994
----------------------------

RESERVES DEDUCTED FROM ASSETS
 Allowances and discounts on trade
  notes and accounts receivable        $ 21,380         $28,504 (3)        $  -----        $34,699 (1)      $ 15,185
 Valuation allowance on deferred
  tax assets                            263,200           -----             (55,200) (2)     -----           208,000

YEAR ENDED DECEMBER 31, 1993
----------------------------

RESERVES DEDUCTED FROM ASSETS
 Allowances and discounts on trade
  notes and accounts receivable        $ 26,385         $10,565 (3)        $  -----        $15,570(1)       $ 21,380
 Valuation allowance on deferred
  tax assets                            189,100           -----              74,100  (2)     -----           263,200


NOTE 1 - Doubtful accounts charged off, net of recoveries, claims and discounts allowed and reclassification to other assets.
NOTE 2 - Represents the increase or (decrease) in the net deferred tax asset.
NOTE 3 - Provision for doubtful accounts of $4,854, $(3,155) and $(2,693) for 1995, 1994 and 1993, respectively and other charges consisting primarily of claims for pricing adjustments and discounts allowed.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                  PART III



 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The information required by this Item is incorporated by reference from the section captioned "Executive Officers" in Part I of this report and from the sections captioned "Information Concerning Nominees for Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.



 ITEM 11.  EXECUTIVE COMPENSATION

 The information required by this Item is incorporated by reference from the sections captioned "Executive Compensation", "Summary Compensation Table", "Stock Option Tables", "Option Grants in 1995", "Aggregated Option Exercises in 1995 and December 31, 1995 Option Values", "Pension Plans", "Pension Plan Table", "Employment Agreements" and "Compensation of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.



 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by this Item is incorporated by reference from the sections captioned "Security Ownership of Directors and Management" and "Additional Information Relating to Voting Securities" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.



 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information required by this Item is incorporated by reference from the section captioned "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

                                  PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) (1) The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 38.

     (2) The financial statement schedule required to be filed by Item 8 is listed on page 63.

 All other schedules of National Steel Corporation and subsidiaries for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) EXHIBITS: See the attached Exhibit Index. Exhibits 10-N, 10-O, 10-P and
                   10-Y are management contracts or compensatory plans or arrangements.

                                     SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mishawaka, State of Indiana, on March 20, 1996.

                          NATIONAL STEEL CORPORATION

                            By:            /s/ William N. Harper
                               -------------------------------------------------
                                              William N. Harper
                               Senior Vice President and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 20, 1996.

         Name                              Title
         ----                              -----


       /s/ Osamu Sawaragi      Director and Chairman of the Board
    ------------------------
         Osamu Sawaragi


      /s/ Kenichiro Sekino     Director; Vice Chairman and Assistant to the
    ------------------------    Chairman of the Board
        Kenichiro Sekino


      /s/ V. John Goodwin      Director; President and Chief Executive Officer
    ------------------------
        V. John Goodwin


     /s/ Hiroshi Matsumoto     Director; Executive Vice President - Corporate
    ------------------------    Planning and Development
       Hiroshi Matsumoto


     /s/ William N. Harper     Senior Vice President and Chief Financial Officer
    ------------------------
        William N. Harper


    /s/ Edwin V. Clarke, Jr.   Director
    ------------------------
      Edwin V. Clarke, Jr.


      /s/ Frank J. Lucchino    Director
    ------------------------
       Frank J. Lucchino


      /s/ Masayuki Hanmyo      Director
    ------------------------
        Masayuki Hanmyo


       /s/ Susumu Terao        Director; Director of Finance
    ------------------------
         Susumu Terao


      /s/ Robert J. Slater     Director
    ------------------------
        Robert J. Slater


       /s/ Carl M. Apel        Corporate Controller, Accounting and Assistant
    ------------------------    Secretary
         Carl M. Apel

                                 EXHIBIT INDEX

Except for those exibits which are incorporated by reference, as indicated below, all exhibits are being filed along with this Form 10-K either in electronic format or in paper format pursuant to Form SE. Those exhibits being filed in paper format are designated by the letter "P" in the index below.

                                                                                Exhibit Is Being
     EXHIBIT                                                                    Filed in Paper
     NUMBER                       EXHIBIT DESCRIPTION                           Pursuant to Form SE
     ------                       -------------------                           -------------------
     2-A   Assets Purchase Agreement between Weirton Steel Corporation and the         P
           Company, dated as of April 29, 1983, together with collateral agreements incident to such Assets Purchase Agreement.

     2-B   Stock Purchase Agreement by and among NKK Corporation, National             P
           Intergroup, Inc. and the Company, dated August 22, 1984, together with certain collateral agreements incident to such Stock Purchase
           Agreement and certain schedules to such agreements.

     2-C   Stock Purchase and Recapitalization Agreement by and among National         P
           Intergroup, Inc., NII Capital Corporation, NKK Corporation, NKK
           U.S.A. Corporation and the Company, dated as of June 26, 1990.

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

     4-A   NSC Stock Transfer Agreement between National Intergroup, Inc., the         P
           Company, NKK Corporation and NII Capital Corporation dated December
           24, 1985.

     4-B   Certificate of Designation of Series A Preferred Stock          P
           dated June 26, 1990.

     4-C   Certificate of Designation of Series B Preferred Stock          P
           dated June 26, 1990.

     4-D The Company is a party to certain long term debt agreements where the amount involved does not exceed
           10% of the Company's total assets. The Company agrees to furnish a copy of any such agreement to the Commission upon request.

     10-A  Amended and Restated Lease Agreement between the                P
           Company and Wilmington Trust Company, dated as of December 20, 1985, relating to the Electrolytic
           Galvanizing Line.

     10-B  Lease Agreement between The Connecticut National                P
           Bank as Owner Trustee and Lessor and National
           Acquisition Corporation as Lessee dated as of September 1, 1987 for the Ladle Metallurgy and Caster
           Facility located at Ecorse, Michigan.

     10-C  Lease Supplement No. 1 dated as of September 1, 1987            P
           between The Connecticut National Bank as Owner Trustee and National Acquisition Corporation as the Lessee for the Ladle Metallurgy and Caster Facility located at Ecorse, Michigan.

     10-D  Lease Supplement No. 2 dated as of November 18, 1987            P
           between The Connecticut National Bank as Owner Trustee and National Acquisition Corporation as Lessee for the Ladle Metallurgy and Caster Facility located at Ecorse,
           Michigan.

     10-E  Purchase Agreement dated as of March 25, 1988 relating          P
           to the Stinson Motor Vessel among Skar-Ore Steamship
           Corporation, Wilmington Trust Company, General Foods
           Credit Investors No. 1 Corporation, Stinson, Inc. and the Company, and Time Charter between Stinson, Inc.
           and the Company.

     10-F Amended and Restated Weirton Agreement dated June 26, 1990, between National Intergroup, Inc., NII Capital Corporation and the Company, filed as Exhibit 10-F to the annual report of the Company on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     10-G Amended and Restated Weirton Liabilities Agreement dated July 31, 1991 between National Intergroup, Inc., NII Capital Corporation and the Company, filed as Exhibit 10-H to the annual report of the Company on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     10-H  Put Agreement by and among NII Capital Corporation, NKK U.S.A.      P
           Corporation and the Company, dated June 26, 1990, filed as
           Exhibit 4-O to the annual report of the Company on Form 10-K, for the year ended December 31, 1990.

     10-I Subordinated Loan Agreement dated May 8, 1991, between NUF Corporation and the Company, filed as Exhibit 4-P to the annual report of the Company on Form 10-K, for the year ended December 31, 1991, is incorporated herein by reference.

     10-J  First Amendment to Subordinated Loan Agreement dated
           December 9, 1991, between NUF Corporation and the Company, filed as Exhibit 4-Q to the annual report of the Company on Form 10-K, for the year ended December 31, 1991, is incorporated herein by reference.

     10-K Second Amendment to Subordinated Loan Agreement, dated December 29, 1992, between NUF Corporation and the Company, filed as Exhibit 10-S to the annual report of the Company on Form 10-K, dated February 5, 1993, is incorporated herein by reference.

     10-L Amended and Restated Loan Agreement, dated October 30, 1992, between NUF Corporation and the Company filed as Exhibit 10-T to the annual report of the Company on Form 10-K, dated February 5, 1993, is incorporated herein by reference.

     10-M First Amendment to Amended and Restated Loan Agreement dated February 1, 1993, between NUF Corporation and the Company filed as Exhibit 10-U to the annual report of the Company on Form 10-K, dated
           February 5, 1993, is incorporated herein by reference.

     10-N  1993 National Steel Corporation Long-Term Incentive Plan, filed as
           Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-57952, is incorporated herein by reference.

     10-O 1993 National Steel Corporation Non-Employee Directors' Stock Option Plan, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-57952, is incorporated herein by reference.

     10-P National Steel Corporation Management Incentive Compensation Plan dated January 30, 1989, filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-57952, is incorporated herein by reference.

     10-Q Purchase and Sale Agreement, dated as of May 16, 1994 between the Company and National Steel Funding Corporation, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q/A for the quarter ended March 31, 1994, is incorporated herein by reference.

     10-R Form of Indemnification Agreement, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 33-57952, is incorporated herein by reference.

     10-S Shareholders' Agreement, dated as of September 18, 1990, among DNN Galvanizing Corporation, 904153 Ontario Inc., National Ontario Corporation and Galvatek America Corporation, filed as Exhibit 10.27 to the Company's Registration Statement on Form S-1, Registration No. 33-57952, is incorporated herein by reference.

     10-T Partnership Agreement, dated as of September 18, 1990, among Dofasco, Inc., National Ontario II, Limited, Galvatek Ontario Corporation and DNN Galvanizing Corporation, filed as Exhibit 10.28 to the Company's Registration Statement on Form S-1, Registration No. 33-57952, is incorporated herein by reference.

     10-U Amendment No. 1 to the Partnership Agreement, dated as of September 18, 1990, among Dofasco, Inc., National Ontario II, Limited, Galvatek Ontario Corporation and DNN Galvanizing Corporation, filed as Exhibit
           10.29 to the Company's Registration Statement on Form S-1, Registration No. 33-57952, is incorporated herein by reference.

     10-V Agreement, dated as of February 3, 1993, among the Company, NKK, NKK U.S.A. Corporation, NII and NII Capital Corporation, filed as Exhibit
           10.30 to the Company's Registration Statement on Form S-1, Registration No. 33-57952, is incorporated herein by reference.

     10-W Second Amendment to Amended and Restated Loan Agreement dated May 19, 1993, between NUF Corporation and the Company, filed as Exhibit 10-EE to the annual report of the Company on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     10-X Agreement, dated as of May 19, 1993, among the Company and NKK Capital of America, Inc., filed as Exhibit 10-FF to the annual report of the Company on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     10-Y Amended and Restated Employment Agreement, dated as of May 31, 1994, between the Company and V. John Goodwin, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

     10-Z Receivables Purchase Agreement, dated as of March 16, 1994, between the Company and National Steel Funding Corporation, filed as exhibit 10-A to the quarterly report of the Company on Form 10-Q/A for the quarter ended June 30, 1994, is incorporated herein by reference.

     10-AA Amendment Number One to the Receivables Purchase Agreement, dated as of May 31, 1995, between the Company and National Steel Funding Corporation, filed as exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.

     10-BB Third Amendment to Amended and Restated Loan Agreement dated August
           2, 1995, between NUF Corporation and the Company, filed as exhibit 10-A to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

     10-CC Agreement for the Transfer of Employees by and between NKK
           Corporation and the Company, dated as of May 1, 1995.

     21    List of Subsidiaries of the Company.

     23    Consent of Independent Auditors.

     27    Financial Data Schedule.

 (b) No reports on Form 8-K were filed during the last quarter of 1995.