Form 10-Q
period 1996-03-31
NATIONAL STEEL CORP
filed 1996-05-13
CIK 70578

                                                                       1996
                                                                   FIRST QUARTER



                               F O R M  1 0 - Q



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

The number of shares outstanding of the Registrant's Common Stock $ .01 par value, as of April 30, 1996, was 43,288,240 shares.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                         PAGE
                                                        ----



     Statements of Consolidated Income -
      Three Months Ended March 31, 1996 and 1995          3


     Consolidated Balance Sheets -
      March 31, 1996 and December 31, 1995                4


     Statements of Consolidated Cash Flows -
      Three Months Ended March 31, 1996 and 1995          5


     Statements of Changes in Consolidated
      Stockholders' Equity and Redeemable
      Preferred Stock-Series B -
      Three Months Ended March 31, 1996 and
      Year Ended December 31, 1995                        6


     Notes to Consolidated Financial Statements           7


     Management's Discussion and Analysis of
      Financial Condition and Results of Operations      10



PART II.  OTHER INFORMATION


     Legal Proceedings                                   12


     Exhibits and Reports on Form 8-K                    13

                        PART I. - FINANCIAL INFORMATION



NATIONAL STEEL CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)


                                                       THREE MONTHS
                                                     ENDED MARCH 31,
                                                     1996       1995
                                                   ---------  ---------

NET SALES                                          $682,143   $752,676

Cost of products sold                               628,920    618,716
Selling, general and administrative                  31,413     34,315
Depreciation, depletion and amortization             36,288     36,833
Equity income of affiliates                          (2,287)    (1,381)
Unusual charge                                          ---      5,336
                                                   --------   --------
INCOME (LOSS) FROM OPERATIONS                       (12,191)    58,857

Financing Costs:
 Interest and other financial income                 (1,896)    (2,748)
 Interest and other financial expense                10,667     14,076
                                                   --------   --------
                                                      8,771     11,328
                                                   --------   --------

INCOME (LOSS) BEFORE INCOME TAXES                   (20,962)    47,529

Income tax provision (credit)                        (5,387)     2,835
                                                   --------   --------

NET INCOME (LOSS)                                   (15,575)    44,694
Less preferred stock dividends                        2,742      2,740
                                                   --------   --------

 Net income (loss) applicable to Common Stock      $(18,317)  $ 41,954
                                                   ========   ========


PER SHARE DATA APPLICABLE TO COMMON STOCK:

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK       $  (0.42)  $   1.02
                                                   ========   ========

Weighted average shares outstanding (in thousands)   43,288     40,976



See notes to consolidated financial statements

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

                                                      MARCH 31,   DECEMBER 31,
ASSETS                                                   1996          1995
                                                      ----------    ----------

Current assets
Cash and cash equivalents                             $  135,608    $  127,616
Receivables - net                                        271,058       316,662
Inventories:
 Finished and semi-finished products                     309,929       276,162
 Raw materials and supplies                              102,345       135,852
                                                      ----------    ----------
                                                         412,274       412,014
                                                      ----------    ----------
   Total current assets                                  818,940       856,292

Investments in affiliated companies                       57,769        59,885

Property, plant and equipment                          3,572,968     3,540,214
Less allowances for depreciation, depletion
 and amortization                                      2,107,756     2,071,511
                                                      ----------    ----------
                                                       1,465,212     1,468,703
Other assets                                             285,932       282,999
                                                      ----------    ----------
     TOTAL ASSETS                                     $2,627,853    $2,667,879
                                                      ==========    ==========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY:

Current liabilities
Accounts payable                                      $  241,085    $  255,574
Accrued liabilities                                      337,353       341,242
Current portion of long term obligations                  36,466        35,750
                                                      ----------    ----------
   Total current liabilities                             614,904       632,566

Long term obligations                                    331,500       339,613
Long term indebtedness to related parties                154,328       161,912
Other long term liabilities                              924,226       912,201

Redeemable Preferred Stock - Series B                     64,655        65,030

Stockholders' equity
Common Stock - par value $.01:
 Class A - authorized 30,000,000 shares, issued
   and outstanding 22,100,000                                221           221
 Class B - authorized 65,000,000 shares; issued
   and outstanding 21,188,240 shares in 1996
   and 21,176,156 shares in 1995                             212           212
Preferred Stock - Series A                                36,650        36,650
Additional paid-in-capital                               465,359       465,359
Retained earnings                                         35,798        54,115
                                                      ----------    ----------
    Total stockholders' equity                           538,240       556,557
                                                      ----------    ----------
     TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
       AND STOCKHOLDERS' EQUITY                       $2,627,853    $2,667,879
                                                      ==========    ==========

See notes to consolidated financial statements

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                         1996       1995
                                                            ---------  ---------
Net Income (loss)                                           $(15,575)  $ 44,694
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
 Depreciation, depletion and amortization                     36,288     36,833
 Carrying charges related to facility sales
   and plant closings                                          5,596      6,078
 Equity income of affiliates                                  (2,287)    (1,381)
 Dividends from affiliates                                     4,375        900
 Postretirement benefits                                      14,004     20,922
 Deferred income taxes                                        (5,400)    (7,100)
Changes in working capital items:
 Receivables                                                  45,604    (22,889)
 Inventories                                                    (260)   (20,472)
 Accounts payable                                            (14,489)   (51,456)
 Accrued liabilities                                          (3,960)     4,986
Other                                                         (2,878)      (797)
                                                            --------   --------
   NET CASH PROVIDED IN OPERATING ACTIVITIES                  61,018     10,318

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of plant and equipment (net)                      (31,236)   (21,763)
                                                            --------   --------
   NET CASH USED IN INVESTING ACTIVITIES                     (31,236)   (21,763)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of Class B Common Stock                                ---    104,734
 Debt Repayment                                              (14,981)   (10,890)
 Payment of released Weirton benefit liabilities              (3,763)    (3,633)
 Dividend payments on Preferred Stock-Series A                (1,015)    (1,016)
 Dividend payments on Preferred Stock-Series B                   ---       (848)
 Payment of unreleased Weirton liabilities and
   their release in lieu of cash dividends on
    Preferred Stock-Series B                                  (2,031)    (1,185)
                                                            --------   --------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (21,790)    87,162
                                                            --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      7,992     75,717
Cash and cash equivalents at the beginning of the period     127,616    161,946
                                                            --------   --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD          $135,608   $237,663
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

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

           STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
                   AND REDEEMABLE PREFERRED STOCK - SERIES B
                           (In Thousands of Dollars)
                                  (Unaudited)



                                        COMMON   COMMON   PREFERRED  ADDITIONAL  RETAINED       TOTAL           REDEEMABLE
                                        STOCK -  STOCK -   STOCK -    PAID-IN    EARNINGS   STOCKHOLDERS'   PREFERRED STOCK -
                                        CLASS A  CLASS B  SERIES A    CAPITAL    (DEFICIT)      EQUITY           SERIES B
                                        -------  -------  ---------  ----------  ---------  --------------  -----------------

BALANCE AT JANUARY 1, 1995               $221     $143     $36,650    $360,525   $(43,958)     $353,581          $ 66,530
Net income                                                                        110,796       110,796
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                         1,500         1,500            (1,500)
Cumulative dividends on Preferred
 Stock - Series A and B                                                           (12,458)      (12,458)
Issuance of Common Stock - Class B                  69                 104,665                  104,734
Exercise of stock options                                                  169                      169
Minimum pension liability                                                          (1,765)       (1,765)
                                         ----     ----     -------    --------   --------      --------          --------
BALANCE AT DECEMBER 31, 1995              221      212      36,650     465,359     54,115       556,557            65,030
Net loss                                                                                        (15,575)          (15,575)
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                           375           375              (375)
Cumulative dividends on Preferred
 Stock - Series A and B                                                            (3,117)       (3,117)
                                         ----     ----     -------    --------   --------      --------          --------
BALANCE AT MARCH 31, 1996                $221     $212     $36,650    $465,359   $ 35,798      $538,240          $ 64,655
                                         ====     ====     =======    ========   ========      ========          ========


See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996 (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature, except for the items discussed in Notes 3 and 4. The financial results presented for the three month period ended March 31, 1996 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K") contains additional information and should be read in conjunction with this report.


NOTE 2 - ACCOUNTING CHANGES

During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ". SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of SFAS 121 did not have an impact on the Company's financial statements.

The Company also adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation" during the first quarter of 1996. SFAS 123 requires the Company to either adopt a fair value based method of expense recognition for all stock compensation based awards, or provide proforma net income and earnings per share information as if the recognition and measurement provisions of SFAS 123 had been adopted. The Company will continue to account for its stock based compensation awards following the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and will provide the required fair value based proforma information in its annual financial statements. APB 25 requires compensation expense to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. The Company's stock based awards consist of stock options with an exercise price equal to market price on the date of grant. As such, the Company has not recorded compensation expense in connection with these awards.


NOTE 3 - UNUSUAL ITEM

During the fourth quarter of 1994, the Company finalized and implemented a plan that resulted in a workforce reduction of approximately 400 salaried nonrepresented employees. Accordingly, a restructuring charge of $34.2 million, or $25.6 million net of tax, was recorded during the fourth quarter of 1994. During the first quarter of 1995, the Company recorded an additional restructuring charge of $5.3 million, or $3.6 million net of tax, as a result of the various elections made by the terminated employees during the first quarter of 1995. This charge was comprised of retiree postemployment benefits ("OPEB") of $4.5 million, severance of $1.6 million, and a pension credit of $.8 million.

NOTE 4 - PRIMARY OFFERING OF CLASS B COMMON STOCK AND USE OF PROCEEDS TO PREPAY DEBT.

On February 1, 1995, the Company completed a primary offering of 6,900,000 shares of Class B Common Stock, bringing the total number of shares of Class B Common Stock issued and outstanding to 21,176,156 at that time. Subsequent to the offering, NKK Corporation, through its ownership of all 22,100,000 issued and outstanding shares of Class A Common Stock, holds 67.6% of the combined voting power of the Company. The remaining 32.4% of the combined voting power is held by the public. The issuance of the additional shares of Class B Common Stock generated net proceeds of approximately $104.7 million, all of which was used for related party debt reduction during the third quarter of 1995.


NOTE 5 - ENVIRONMENTAL AND LEGAL PROCEEDINGS

The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. Because these environmental laws and regulations are quite stringent and are generally becoming more stringent, the Company has expended, and can be expected to expend in the future, substantial amounts for compliance with these laws and regulations. Due to the possibility of future factual or regulatory requirements, the amount and timing of future environmental expenditures could vary from those currently anticipated.

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

In connection with those sites involving FOX Environmental Liabilities, in January 1994 the Company received $10.0 million from FOX as an unrestricted prepayment for such liabilities for which the Company recorded $10.0 million as a liability in its consolidated balance sheet. The Company is required to repay FOX portions of the $10.0 million to the extent the Company's expenditures for such FOX Environmental Liabilities do not meet specified levels by certain dates over a twenty year period. At March 31, 1996 and December 31, 1995, the balance recorded as prepaid FOX Environmental Liabilities totaled $7.3 million and $7.2 million, respectively.

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

As any of these environmental matters discussed above progresses or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. The outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period; however, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company has recorded an aggregate environmental liability of approximately $19.1 million and $18.6 million at March 31, 1996 and December 31, 1995, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

Net Sales
- ---------

Net sales for the first quarter of 1996 totaled $682.1 million, a 9.4% decrease compared to the corresponding period in 1995. The decrease of $70.6 million was primarily attributable to a decline in selling prices as well an unfavorable shift in product mix from higher margin coated products to less value added products. Steel shipments for the first quarter were 1,436,000 tons, a 1% improvement compared to the 1,422,000 tons shipped during the first quarter of 1995.

Cost of Products Sold
- ---------------------

The Company's cost of products sold of $628.9 million during the first quarter of 1996 represents an increase of $10.2 million compared to the same period in 1995. A kiln outage at the Company's iron ore mining facility adversely impacted costs by approximately $9 million during the quarter. Higher natural gas prices due to cold weather also increased costs.

Raw steel production was a record 1,666,000 tons during the first quarter of 1996, a 5% increase compared to the 1,586,000 tons produced during the first quarter of 1995. Improved productivity at both of the Company's steelmaking facilities contributed to this increase.

Selling, General and Administrative Expense
- -------------------------------------------

Selling, general and administrative expense of $31.4 million during the first quarter of 1996 represents a $2.9 million decrease compared to the corresponding 1995 period. This decrease is a result of the favorable settlement of a lawsuit along with a reduction in the level of professional fees.

Unusual Item
- ------------

During the fourth quarter of 1994, the Company recorded an unusual charge of $34.2 million related to a reduction of the salaried nonrepresented workforce. During the first quarter of 1995, an additional charge of $5.3 million was recorded as an unusual item as a result of various elections made by the terminated employees during that quarter.

Other Financing Costs
- ---------------------

Net financing costs of $8.8 million during the first quarter of 1996 represents a decrease of $2.6 million compared to the corresponding 1995 period. The August 1995 prepayment of $133.3 million of debt resulted in a $3.5 million reduction in interest expense during the first quarter of 1996, which was partially offset by a reduction in interest income.

Primary Offering of Class B Common Stock
- ----------------------------------------

On February 1, 1995, the Company completed a primary offering of 6,900,000 shares of Class B Common Stock, bringing the total number of shares of Class B Common Stock issued and outstanding to 21,176,156 at that time. Subsequent to the offering, NKK Corporation, through its ownership of all 22,100,000 issued and outstanding shares of Class A Common Stock, holds 67.6% of the combined voting power of the Company. The remaining 32.4% of the combined voting power is held by the public. The issuance of the additional shares of Class B Common Stock generated net proceeds of approximately $104.7 million, all of which was used for related party debt reduction during the third quarter of 1995.

LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------

The Company's liquidity needs arise primarily from capital investments, working capital requirements and principal and interest payments on its indebtedness. The Company has satisfied these liquidity needs with funds provided by long term borrowings and cash provided by operations, in addition to the Company's 1995 public offering of Class B Common Stock. Available sources of liquidity consist of a Receivables Purchase Agreement (the "Receivables Purchase Agreement") with commitments of up to $200 million and $15 million in an uncommitted, unsecured line of credit (the "Uncommitted Line of Credit"). The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Uncommitted Line of Credit and other debt instruments. The Company has satisfied its liquidity needs with minimal use of its credit facilities. On March 31, 1996, there were no cash borrowings outstanding under the Receivables Purchase Agreement, and outstanding letters of credit under the Receivables Purchase Agreement totaled $92.3 million. During the first quarter of 1996, the maximum availability under the Receivables Purchase Agreement, after reduction of letters of credit outstanding, varied from $65.1 million to $108.9 million and was $94.4 million as of March 31, 1996.

At March 31, 1996, total debt and redeemable preferred stock as a percentage of total capitalization increased slightly to 52.2% as compared to 52.0% at December 31, 1995.

Cash and cash equivalents totaled $135.6 million at March 31, 1996 as compared to $127.6 million at December 31, 1995.

Cash Flows from Operating Activities
- ------------------------------------

For the quarter ended March 31, 1996, cash provided from operating activities amounted to $61.0 million, which is primarily attributable to the impact of working capital items and noncash charges for depreciation and post retirement benefits. A decrease in accounts receivable had the most significant positive effect due mainly to the timing of cash receipts, along with the receipt of a federal income tax refund, offset by a decrease in accounts payable which was due to the timing of cash disbursement clearings. In addition, the net loss of $15.6 million also offset the above mentioned favorable effects.

Cash Flows from Investing Activities
- ------------------------------------

Capital investments for the quarters ended March 31, 1996 and 1995 amounted to $31.2 million and $21.8 million, respectively. The 1996 spending increase is primarily due to the completion of the galvanizing line at the Granite City Division, the construction of the new galvanizing line at the Midwest Division and a major upgrade at the Midwest Division tin line. The Company plans to invest approximately $90.0 million during the remainder of 1996 for capital expenditures which include the construction of the Midwest Division galvanizing line and improvements at its other facilities.

Cash Flows from Financing Activities
- ------------------------------------

During the first quarter of 1996, the Company utilized $21.8 million for financing activities which included scheduled payments of debt, as well as dividend payments on the Company's preferred stock. During the first quarter of 1995, the Company completed a primary offering of 6,900,000 million shares of Class B Common Stock. The issuance of this stock generated net proceeds of approximately $105 million, which was used along with cash from operations during the third quarter of 1995 to prepay related party debt.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Detroit Coke Corporation v. NKK Chemical USA, Inc. et al. This matter, which was previously reported in the 1995 Form 10-K, involves the claim of Detroit Coke Corporation ("Detroit Coke") that the defendants (including the Company and one of its wholly owned subsidiaries) supplied it with defective coal and coal blends which allegedly caused damage to its coke making facility and environmental problems. On January 2, 1996, Detroit Coke's Motion for Reconsideration was denied and the court's order dismissing, inter alia, all claims against the Company was reaffirmed. The parties then agreed that Detroit Coke would withdraw all of its claims against the Company and its wholly owned subsidiary and NKK Chemical in exchange for mutual releases. The releases and other relevant documents have been fully executed, and a final order dismissing with prejudice the action against the Company and its wholly owned subsidiary was entered by the court on March 29, 1996. No monetary or economic consideration is to be exchanged.


ENVIRONMENTAL MATTERS

Multimedia Inspection at Great Lakes Division. Representatives from the United States Environmental Protection Agency ("EPA") National Enforcement Investigation Center ("NEIC") recently conducted a two-week, multimedia inspection of the Company's Great Lakes facility. Similar NEIC investigations have been conducted at other industrial facilities over the past year, including a significant number in the iron and steel industry. At the close of the inspection, the NEIC presented a preliminary list of areas of alleged noncompliance. A final report is expected from the NEIC in approximately two months and will be forwarded to EPA's Region V office. The Company is in the process of evaluating the NEIC'S preliminary findings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)      See attached Exhibit Index

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K dated February 26, 1996 reporting on Item 5, Other Events.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             NATIONAL STEEL CORPORATION



                          BY   /s/ William N. Harper
                             ------------------------------------------------
                               William N. Harper, Senior Vice President
                               and Chief Financial Officer



                          BY   /s/ Carl M. Apel
                             ------------------------------------------------
                               Carl M. Apel, Corporate Controller, Accounting



Date:  May 10, 1996

                           NATIONAL STEEL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996



27-A    Financial Data Schedule