Form 10-Q
period 1996-06-30
NATIONAL STEEL CORP
filed 1996-08-12
CIK 70578

                                                                       1996
                                                                  SECOND QUARTER



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-983


                          NATIONAL STEEL CORPORATION

            (Exact name of registrant as specified in its charter)



          Delaware                                               25-0687210
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


4100 Edison Lakes Parkway, Mishawaka, IN                         46545-3440
(Address of principal executive offices)                         (Zip Code)


(Registrant's telephone number, including area code):           219-273-7000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                         ---        ---

The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of July 31, 1996, was 43,288,240 shares.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----



       Statements of Consolidated Income -
         Three Months Ended June 30, 1996 and 1995                           3


       Statements of Consolidated Income -
         Six Months Ended June 30, 1996 and 1995                             4


       Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995                                 5


       Statements of Consolidated Cash Flows -
         Six Months Ended June 30, 1996 and 1995                             6


       Statements of Changes in Consolidated
         Stockholders' Equity and Redeemable
         Preferred Stock-Series B -
         Six Months Ended June 30, 1996 and
         Year Ended December 31, 1995                                        7


       Notes to Consolidated Financial Statements                            8


       Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      11



PART II.  OTHER INFORMATION


       Legal Proceedings                                                    14


       Submission of Matters to a Vote of Security Holders                  16


       Exhibits and Reports on Form 8-K                                     16

                        PART I.   FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)




                                                            THREE MONTHS
                                                           ENDED JUNE 30,
                                                         1996         1995
                                                       ----------   ---------

NET SALES                                                $769,481    $736,611

Cost of products sold                                     687,754     620,804
Selling, general and administrative                        32,429      37,261
Depreciation, depletion and amortization                   36,322      35,348
Equity income of affiliates                                (1,376)       (142)
                                                         --------    --------
INCOME FROM OPERATIONS                                     14,352      43,340

Financing Costs:
  Interest and other financial income                      (1,797)     (3,884)
  Interest and other financial expense                     11,146      14,066
                                                         --------    --------
                                                            9,349      10,182
                                                         --------    --------

INCOME BEFORE INCOME TAXES                                  5,003      33,158

Income tax provision (credit)                              (5,388)      2,841
                                                         --------    --------

NET INCOME                                                 10,391      30,317
Less preferred stock dividends                              2,740       2,739
                                                         --------    --------

 Net income applicable to Common Stock                   $  7,651    $ 27,578
                                                         ========    ========

PER SHARE DATA APPLICABLE TO COMMON STOCK:

NET INCOME APPLICABLE TO COMMON STOCK                    $    .18    $    .64
                                                         ========    ========

Weighted average shares outstanding (in thousands)         43,288      43,276


See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)




                                                          SIX MONTHS
                                                        ENDED JUNE 30,
                                                       1996         1995
                                                   -----------   -----------

NET SALES                                           $1,451,624   $1,489,287

Cost of products sold                                1,316,674    1,239,520
Selling, general and administrative                     63,842       71,576
Depreciation, depletion and amortization                72,610       72,181
Equity income of affiliates                             (3,663)      (1,523)
Unusual Charge                                              --        5,336
                                                    ----------   ----------
INCOME FROM OPERATIONS                                   2,161      102,197

Financing Costs:
  Interest and other financial income                   (3,693)      (6,632)
  Interest and other financial expense                  21,813       28,142
                                                    ----------   ----------
                                                        18,120       21,510
                                                    ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES                      (15,959)      80,687

Income tax provision (credit)                          (10,775)       5,676
                                                    ----------   ----------

NET INCOME (LOSS)                                       (5,184)      75,011
Less preferred stock dividends                           5,482        5,479
                                                    ----------   ----------

 Net income (loss) applicable to Common Stock       $  (10,666)  $   69,532
                                                    ==========   ==========

PER SHARE DATA APPLICABLE TO COMMON STOCK:

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK        $     (.25)  $     1.65
                                                    ==========   ==========

Weighted average shares outstanding (in thousands)      43,288       42,126



See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   1996             1995
                                                                                -----------     -----------
ASSETS

Current assets
 Cash and cash equivalents                                                      $  158,647      $  127,616
 Receivables - net                                                                 290,153         316,662
 Inventories:
   Finished and semi-finished products                                             298,254         276,162
   Raw materials and supplies                                                      130,291         135,852
                                                                                ----------      ----------
                                                                                   428,545         412,014
                                                                                ----------      ----------
    Total current assets                                                           877,345         856,292

Investments in affiliated companies                                                 59,745          59,885

Property, plant and equipment                                                    3,587,769       3,540,214
 Less allowances for depreciation, depletion and amortization                    2,143,786       2,071,511
                                                                                ----------      ----------
                                                                                 1,443,983       1,468,703
Other assets                                                                       308,126         282,999
                                                                                ----------      ----------
        TOTAL ASSETS                                                            $2,689,199      $2,667,879
                                                                                ==========      ==========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND
 STOCKHOLDERS' EQUITY:

Current liabilities
 Accounts payable                                                               $  290,633      $  255,574
 Accrued liabilities                                                               342,962         341,242
 Current portion of long-term obligations                                           36,731          35,750
                                                                                ----------      ----------
    Total current liabilities                                                      670,326         632,566

Long-term obligations                                                              328,534         339,613
Long-term indebtedness to related parties                                          154,328         161,912
Other long-term liabilities                                                        925,840         912,201

Redeemable Preferred Stock - Series B                                               64,280          65,030

Stockholders' equity
 Common Stock - par value $.01:
  Class A - authorized 30,000,000 shares, issued
    and outstanding 22,100,000                                                         221             221
  Class B - authorized 65,000,000 shares; issued
    and outstanding 21,188,240 shares in 1996
     and 21,176,156 shares in 1995                                                     212             212
 Preferred Stock - Series A                                                         36,650          36,650
 Additional paid-in-capital                                                        465,359         465,359
 Retained earnings                                                                  43,449          54,115
                                                                                ----------      ----------
      Total stockholders' equity                                                   545,891         556,557
                                                                                ----------      ----------
      TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
        AND STOCKHOLDERS' EQUITY                                                $2,689,199      $2,667,879
                                                                                ==========      ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)



                                                                                  SIX MONTHS
                                                                                ENDED JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                         1996         1995
                                                                             --------    ---------
Net Income (loss)                                                           $ (5,184)    $ 75,011
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation, depletion and amortization                                   72,610       72,181
   Carrying charges related to facility sales
    and plant closings                                                        11,192       12,153
   Equity income of affiliates                                                (3,663)      (1,523)
   Dividends from affiliates                                                   4,375          900
   Postretirement benefits                                                    14,603       22,679
   Deferred income taxes                                                     (10,800)     (17,815)
Changes in working capital items:
   Receivables                                                                26,509          580
   Inventories                                                               (16,531)     (14,449)
   Accounts payable                                                           35,059      (50,521)
   Accrued liabilities                                                         1,510       12,497
Other                                                                        (21,169)       7,162
                                                                            --------     --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                108,511      118,855
                                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of plant and equipment (net)                                     (46,934)     (95,119)
                                                                            --------     --------
    NET CASH USED IN INVESTING ACTIVITIES                                    (46,934)     (95,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Class B Common Stock                                               --      104,734
   Debt repayment                                                            (17,682)     (13,327)
   Payment of released Weirton benefit liabilities                            (6,842)      (8,008)
   Dividend payments on Preferred Stock-Series A                              (2,007)      (1,999)
   Dividend payments on Preferred Stock-Series B                                  --         (860)
   Payment of unreleased Weirton liabilities and
    their release in lieu of cash dividends on
      Preferred Stock-Series B                                                (4,015)      (3,139)
                                                                            --------     --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (30,546)      77,401
                                                                            --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     31,031      101,137
Cash and cash equivalents at the beginning of the period                     127,616      161,946
                                                                            --------     --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                          $158,647     $263,083
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


                                        COMMON    COMMON    PREFERRED   ADDITIONAL  RETAINED       TOTAL         REDEEMABLE
                                        STOCK -   STOCK -    STOCK -     PAID-IN    EARNINGS   STOCKHOLDERS'     PREFERRED
                                        CLASS A   CLASS B   SERIES A     CAPITAL    (DEFICIT)      EQUITY     STOCK - SERIES B
                                        -------   -------   ---------   ----------  ---------  -------------  ----------------
BALANCE AT JANUARY 1, 1995                $221     $143      $36,650     $360,525   $(43,958)    $353,581         $66,530
Net income                                                                           110,796      110,796
Amortization of excess of book value
  over redemption value of Redeemable
  Preferred Stock - Series B                                                           1,500        1,500          (1,500)
Cumulative dividends on Preferred
  Stock - Series A and B                                                             (12,458)     (12,458)
Issuance of Common Stock - Class B                   69                   104,665                 104,734
Exercise of stock options                                                     169                     169
Minimum pension liability                                                             (1,765)      (1,765)
                                          ----     ----      -------     --------    -------     --------         -------
BALANCE AT DECEMBER 31, 1995               221      212       36,650      465,359     54,115      556,557          65,030
Net loss                                                                              (5,184)      (5,184)
Amortization of excess of book value
  over redemption value of Redeemable
  Preferred Stock - Series B                                                             750          750            (750)
Cumulative dividends on Preferred
  Stock - Series A and B                                                              (6,232)      (6,232)
                                          ----     ----      -------     --------    -------     --------         -------
BALANCE AT JUNE 30, 1996                  $221     $212      $36,650     $465,359    $43,449     $545,891         $64,280
                                          ====     ====      =======     ========    =======     ========         =======


See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature, except for the items discussed in Notes 3 and 4. The financial results presented for the three and six month periods ended June 30, 1996 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K") contains additional information and should be read in conjunction with this report.


NOTE 2 - ACCOUNTING CHANGES

During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of SFAS 121 did not have an impact on the Company's financial statements.

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


NOTE 5 - ENVIRONMENTAL AND LEGAL PROCEEDINGS

The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. Because these environmental laws and regulations are quite stringent and are generally becoming more stringent, the Company has expended, and can be expected to expend in the future, substantial amounts for compliance with these laws and regulations. Due to the possibility of future changes in circumstances or regulatory requirements, the amount and timing of future environmental expenditures could vary from those currently anticipated.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators of contaminated sites and parties whose waste was disposed of at the sites, regardless of fault. The Company and certain of its subsidiaries, as well as unrelated third parties, are involved as potentially responsible parties (each a "PRP") at a number of off-site CERCLA or state superfund site proceedings. At some of these sites, any remediation costs incurred by the Company would constitute liabilities for which FoxMeyer Health Corporation ("FOX") is required to indemnify the Company ("FOX Environmental Liabilities"). In addition, at some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability.

In connection with those sites involving FOX Environmental Liabilities, in January 1994 the Company received $10.0 million from FOX as an unrestricted prepayment for such liabilities for which the Company recorded $10.0 million as a liability in its consolidated balance sheet. The Company is required to repay FOX portions of the $10.0 million to the extent the Company's expenditures for such FOX Environmental Liabilities do not meet specified levels by certain dates over a twenty year period. At June 30, 1996 and December 31, 1995, the balance, including accrued interest, recorded as prepaid FOX Environmental Liabilities totaled $7.5 million and $7.2 million, respectively.

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

As any of these environmental matters discussed above progresses or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. The outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period; however, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company has recorded an aggregate environmental liability of approximately $20.3 million and $18.6 million at June 30, 1996 and December 31, 1995, respectively.

The Company is involved in various non-environmental legal proceedings, most of which occur in the normal course of its business. The Company does not believe that the proceedings will have a material adverse effect, either individually or in the aggregate, on the Company's financial condition. However, with respect to certain of the proceedings, if reserves prove to be inadequate and the Company incurs a charge to earnings, such charge could have a material adverse effect on the Company's results of operations for the applicable period. Certain other proceedings, if decided adversely to the Company, could have a material adverse effect on cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

Net Sales
- ---------

Net sales for the second quarter of 1996 totaled $769.5 million, an improvement of $32.9 million, or 4.5%, compared to the corresponding period in 1995. This increase was primarily attributable to a 223,000 ton increase in shipments, which was significantly offset by a decrease in average selling prices and a decline in outside pellet sales. The increase in shipments, however, contributed favorably to income from operations.

Steel shipments for the second quarter of 1996 were 1,571,000 tons, a 16.5% increase compared to the 1,348,000 tons shipped during the corresponding 1995 period.

Cost of Products Sold
- ---------------------

The Company's cost of products sold of $687.8 million during the second quarter of 1996 represents an increase of $67.0 million compared to the same period in 1995. This increase is mainly attributable to the increased level of steel shipments and a shift in product mix, offset somewhat by a reduction in costs associated with the decline in outside pellet sales, along with the Company's cost reduction programs.

During the second quarter of 1996, the Company produced 1,687,000 net tons of steel, a 26.2% increase compared to the 1,337,000 net tons produced during the corresponding 1995 period.

Selling, General and Administrative Expense
- -------------------------------------------

Selling, general and administrative expense of $32.4 million during the second quarter of 1996 represents a decrease of $4.8 million compared to the corresponding 1995 period. This decrease is primarily a result of a reduction in the level of spending for professional services.

Financing Costs
- ---------------

Net financing costs of $9.3 million represents a $.8 million decrease compared to the corresponding 1995 period. The August 1995 prepayment of $133.3 million of debt resulted in a $4.0 million reduction in interest expense during the quarter, which was partially offset by a reduction in interest income.


Blast Furnace Outage
- --------------------

On August 3, 1996, the "B" blast furnace at the Company's Granite City Division experienced a failure in the cooling circuit and is expected to resume operations in approximately three to four weeks for repair. Shipments will be affected in third quarter of 1996 as a result of this unscheduled outage, however, management is unable to currently estimate the impact on third quarter earnings.

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

Net Sales
- ---------

Net sales for the first half of 1996 totaled $1.45 billion compared to $1.49 billion during the first half of 1995. A 237,000 net ton increase in steel shipments was offset by a reduction in average selling prices as well as a decline in outside pellet sales. The increased tonnage, however, favorably impacted the Company's income from operations.

Steel shipments for the first half of 1996 were 3,007,000 tons, an 8.6% increase compared to the 2,770,000 tons shipped during the corresponding 1995 period.

Cost of Products Sold
- ---------------------

The Company's cost of products sold for the first half of 1996 totaled $1.32 billion, a $77.2 million increase compared to the same 1995 period. This increase is primarily attributable to the 237,000 net ton increase in steel shipments as well as a shift in product mix. Higher natural gas prices due to extreme cold weather earlier in the year also increased costs. These increases were partially offset by the Company's cost reduction programs.

Raw steel production increased to 3,353,000 tons, a 14.7% increase from the 2,923,000 tons produced during the six month period ended June 30, 1995.

Selling, General and Administrative Expense
- -------------------------------------------

Selling, general and administrative expense of $63.8 million during the first half of 1996 represents a $7.7 decrease compared to the corresponding 1995 period. This decrease is a result of the favorable settlement of a lawsuit along with a reduction in the level of spending for professional services.

Unusual Item
- ------------

During the fourth quarter of 1994, the Company recorded an unusual charge of $34.2 million related to a reduction of the salaried nonrepresented workforce. During the first quarter of 1995, an additional charge of $5.3 million was recorded as an unusual item as a result of various elections made by the terminated employees during that quarter.

Financing Costs
- ---------------

Net financing costs of $18.1 million for the six months ended June 30, 1996 represents a $3.4 million decrease compared to the same 1995 period. The August 1995 prepayment of $133.3 million of debt resulted in a $7.5 million reduction in interest expense during the first half of 1996, which was partially offset by a reduction in interest income.

Primary Offering of Class B Common Stock
- ----------------------------------------

On February 1, 1995, the Company completed a primary offering of 6,900,000 shares of Class B Common Stock, bringing the total number of shares of Class B Common Stock issued and outstanding to 21,176,156 at that time. Subsequent to the offering, NKK Corporation, through its ownership of all 22,100,000 issued and outstanding shares of Class A Common Stock, holds 67.6% of the combined voting power of the Company. The remaining 32.4% of the combined voting power is held by the public. The issuance of the additional shares of Class B Common Stock generated net proceeds of approximately $104.7 million, which was used along with cash from operations during the third quarter of 1995 to prepay related party debt.

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

During July 1996, the Company amended the Receivables Purchase Agreement extending the expiration date to May 2001. In addition, the Company entered into a new $100 million credit facility and a new $50 million credit facility which will expire in May 2000 and July 1997, respectively. Both facilities are secured by the Company's inventories.

The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Uncommitted Line of Credit and other debt instruments. On June 30, 1996, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Uncommitted Line of Credit, and outstanding letters of credit under the Receivables Purchase Agreement totaled $89.6 million. During the first six months of 1996, the maximum availability under the Receivables Purchase Agreement, after reduction of letters of credit outstanding, varied from $65.1 million to $108.9 million and was $89.1 million as of June 30, 1996.

At June 30, 1996, total debt and redeemable preferred stock as a percentage of total capitalization decreased slightly to 51.7% as compared to 52.0% at December 31, 1995.

Cash and cash equivalents totaled $158.6 million at June 30, 1996 as compared to $127.6 million at December 31, 1995.

Cash Flows from Operating Activities
- ------------------------------------

For the six months ended June 30, 1996, cash provided from operating activities amounted to $108.5 million, which is primarily attributable to the impact of working capital items and noncash charges for depreciation and postretirement benefits. An increase in accounts payable and a decrease in accounts receivable had the most significant positive effects, due mainly to the timing of cash disbursement clearings and cash receipts. The above mentioned favorable effects were offset by an increase in inventories, primarily in finished steel products, as well as the net loss of $5.2 million.

Cash Flows from Investing Activities
- ------------------------------------

Capital investments for the six months ended June 30, 1996 and 1995 amounted to $46.9 million and $95.2 million, respectively. The 1996 spending is primarily due to the completion of the galvanizing line at the Granite City Division, the construction of the new galvanizing line at the Midwest Division and a major upgrade at the Midwest Division tin line. The Company plans to invest approximately $70.0 million during the remainder of 1996 for capital expenditures which include the ongoing construction of the Midwest Division galvanizing line and improvements at its other facilities.

Cash Flows from Financing Activities
- ------------------------------------

During the first six months of 1996, the Company utilized $30.5 million for financing activities which included scheduled payments of debt, as well as dividend payments on the Company's preferred stock. During the first quarter of 1995, the Company completed a primary offering of 6,900,000 million shares of Class B Common Stock. The issuance of this stock generated net proceeds of $104.7 million, which was used along with cash from operations during the third quarter of 1995 to prepay related party debt.

                         PART II.   OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS


ENVIRONMENTAL MATTERS

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company and certain of its subsidiaries, as well as unrelated third parties, are involved as potentially responsible parties (each a "PRP") in a number of off-site CERCLA or state superfund site proceedings.

National Mines Corporation - Isabella Mine. National Mines Corporation ("NMC"), a wholly-owned subsidiary of the Company, previously owned and operated a coal mine and coal refuse disposal area in Pennsylvania commonly known as the Isabella Mine. The area covered under NMC's mining permit was approximately 140 acres. A reclamation bond in the amount of $1,200,000 was held by the Pennsylvania Department of Environmental Resources ("DEP") for that area. NMC subsequently ceased coal refuse disposal and mining operations at the site and reclaimed the disposal areas. In June 1993, NMC sold the Isabella property to Global Coal Recovery, Inc. ("Global"), a coal refuse reprocessor. Global applied for and received a new mining permit from DEP for a total area of about 375 acres, including acreage previously covered under NMC's permit. As part of the terms of sale, NMC agreed to allow Global to use NMC's $1,200,000 reclamation bond as security to obtain the new permit from the DEP. Global was obligated to repay NMC the $1,200,000. Global assumed all environmental liability associated with the Isabella Mine as part of the transaction. Subsequent to the sale of the Isabella Mine to Global, Global extracted coal from a refuse pile at the mine, and in doing so, disturbed reclamation work NMC had previously performed. Global was ultimately unable to operate the Isabella Mine at a profit and subsequently defaulted on its agreements to NMC. Global and its contractors abandoned the site in October 1995. The DEP subsequently took enforcement actions against Global and its contractors for unabated discharges of mine drainage as well as other violations associated with reclamation obligations at the Isabella site. The enforcement actions were unsuccessful in eliminating the environmental violations at the site. In July 1996, the DEP notified Global of its intention to revoke its permit and also notified NMC of its intention to forfeit the reclamation bond. NMC has been negotiating with the DEP concerning a proposal to allow NMC to reclaim the Isabella Mine in lieu of the Agency's collection of the $1,200,000 reclamation bond.

Iron River (Dober Mine) Site. With reference to the matter involving the Iron River (Dober Mine) Site located in Iron County, Michigan, previously reported in the Company's 1995 Form 10-K, the Company has had discussions with the State of Michigan to explore whether there might be supplemental projects that the Company could perform in exchange for a full release from the State's natural resource damages claim. Additionally, the Company has had preliminary settlement discussions with some of the third party defendants regarding contribution toward any natural resources damages settlement. In light of the ongoing settlement negotiations, the court has extended the pre-trial schedule, and a trial of this proceeding is not expected to occur before December, 1996.

Springfield Site. With reference to the matter involving the Springfield Township Site located in Davisburg, Michigan, previously reported in the Company's 1995 Form 10-K, the various PRPs have agreed upon a settlement which allocates the cost of implementation of the remedy, as well as certain cost overruns and penalties, among themselves. Documentation for the settlement, the overall terms of which are confidential, is currently being prepared. The Company's share of the settlement costs would be less than the $175,000 settlement offer the Company had previously tendered.

Great Lakes Division Outfalls Proceedings. With reference to the matter involving certain outfalls located at the Company's Great Lakes Division facility, previously reported in the Company's 1995 Form 10-K, by letter of May 28, 1996, the Michigan Department of Environmental Quality ("MDEQ") sent the Company a draft consent order to address compliance issues at the 80 inch hot strip mill. The draft order did not contain any specific demands regarding the assessment of any civil penalties or the need for any additional control equipment. However, in a subsequent meeting with Company representatives, the MDEQ made an initial penalty demand of $350,000. Further discussions are anticipated to occur.



FOX SITES.
- ---------

See "Part I - Financial Information, Note 5 - Environmental and Legal Proceedings" regarding Fox Environmental Liabilities.

Buckeye Site. With reference to the matter involving the Buckeye Site located at Bridgeport, Ohio, previously reported in the Company's 1995 Form 10-K, on June 27, 1996, the Company entered into a Settlement Agreement with Consolidated Coal Company, Allegheny Ludlum Corporation, USX Corporation, Beazer East, Inc., SKF USA, Inc., Ashland, Inc., Aristech Chemical Corporation and the Pullman Company which resolves the litigation brought by Consolidated Coal Company with respect to the Buckeye Site. Under the terms of the settlement, the Company has agreed to pay 2.8 percent of the response costs associated with the Buckeye Site. Due to negotiations between the EPA and the PRP steering committee to reduce the scope of the remedy at the site, the cost for the Phase 1 remedial action is anticipated by the PRP steering committee to be between $15 million to $20 million. The Settlement Agreement is contingent upon the Court's approval.

Weirton Steel Site. With reference to the matter involving the Weirton Steel Site located in Weirton, West Virginia, previously reported in the Company's 1995 Form 10-K, Weirton Steel Corporation has rejected the Company's offer of settlement to cap the Company's liability for the lagoon at $480,000. In addition, the Company has been informed that the EPA is currently conducting an all-inclusive investigation of the Weirton Steel facilities. This investigation may result in an order from the EPA to perform corrective action at the Weirton Steel facilities and a claim by Weirton Steel Corporation against the Company.

Swissvale Site. With reference to the matter involving the Swissvale Site located at Swissvale, Pennsylvania, previously reported in the Company's 1995 Form 10-K, on June 28, 1996, the Court approved a Consent Decree among the plaintiff, third-party plaintiffs and third-party defendants, including the Company, which resolves the third-party litigation. Under the terms of the Consent Decree, the Company has agreed to pay the third-party plaintiffs the sum of $5,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The annual meeting of stockholders was held on April 30, 1996. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the Company's Proxy Statement dated April 8, 1996.


1.  All nominees for director listed in the Proxy Statement were elected.

      NAME                    VOTES FOR                    VOTES WITHHELD
- -----------------           -------------                  --------------
Osamu Sawaragi               59,647,497                        37,921
V. John Goodwin              59,647,497                        37,921
Masayuki Hanmyo              59,647,297                        38,121
Frank Lucchino               59,647,397                        38,021
Hiroshi Matsumoto            59,647,297                        38,121
Bruce K. MacLaury            59,647,497                        37,921
Kenichiro Sekino             59,647,497                        37,921
Robert J. Slater             59,647,497                        37,921
Susumu Terao                 59,647,497                        37,921


2. The proposal to ratify the selection of Ernst & Young LLP as the Company's outside auditors for 1996 passed. (For 59,678,189, abstained 1,136, against 6,093)

ITEM 5.  OTHER INFORMATION

Effective July 22, 1996, Masayuki Hanmyo resigned from the Board of Directors. On the same date, the Board appointed Yoshiharu Onuma to fill the vacant director position.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)   See attached Exhibit Index

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the second quarter of 1996.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NATIONAL STEEL CORPORATION



               BY   /s/ Bernard D. Henely
                    ----------------------------------------------------
                    Bernard D. Henely, Senior Vice President
                    and General Counsel



               BY   /s/ William E. McDonough
                    ----------------------------------------------------
                    William E. McDonough, Acting Chief Financial Officer and Treasurer



      Date:  August 8, 1996

                           NATIONAL STEEL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



       10-A Employment Contract dated April 30, 1996 between National Steel Corporation and V. John Goodwin
       10-B Employment Contract dated April 30, 1996 between National Steel Corporation and Bernard D. Henely
       10-C Employment Contract dated April 30, 1996 between National Steel Corporation and George D. Lukes
       10-D Employment Contract dated April 30, 1996 between National Steel Corporation and David L. Peterson
       10-E Employment Contract dated April 30, 1996 between National Steel Corporation and Robert G. Pheanis
       10-F Employment Contract dated April 30, 1996 between National Steel Corporation and David A. Pryzbylski
       10-G Employment Contract dated May 1, 1996 between National Steel Corporation and John A. Maczuzak
       27-A  Financial Data Schedule