Form 10-Q
period 1996-09-30
NATIONAL STEEL CORP
filed 1996-11-13
CIK 70578

                                                                            1996
                                                                   THIRD QUARTER



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                               F O R M  1 0 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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

The number of shares outstanding of the Registrant's Common Stock $ .01 par value, as of October 31, 1996, was 43,288,240 shares.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                 PAGE
                                                                ----


     Statements of Consolidated Income -
      Three Months Ended September 30, 1996 and 1995              3


     Statements of Consolidated Income -
      Nine Months Ended September 30, 1996 and 1995               4


     Consolidated Balance Sheets -
      September 30, 1996 and December 31, 1995                    5


     Statements of Consolidated Cash Flows -
      Nine Months Ended September 30, 1996 and 1995               6


     Statements of Changes in Consolidated
      Stockholders' Equity and Redeemable
      Preferred Stock-Series B -
      Nine Months Ended September 30, 1996 and
      Year Ended December 31, 1995                                7


     Notes to Consolidated Financial Statements                   8


     Management's Discussion and Analysis of
      Financial Condition and Results of Operations              11



PART II.  OTHER INFORMATION


     Legal Proceedings                                           16

     Exhibits and Reports on Form 8-K                            19

                        PART I.   FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)




                                                             THREE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                            1996       1995
                                                          --------   --------
NET SALES                                                 $735,858   $724,798

Cost of products sold                                      637,006    634,435
Selling, general and administrative                         38,943     36,810
Depreciation, depletion and amortization                    36,501     36,731
Equity income of affiliates                                 (3,518)    (2,543)
                                                          --------   --------
INCOME FROM OPERATIONS                                      26,926     19,365

Other (Income) Expense:
 Interest and other financial income                        (1,645)    (3,252)
 Interest and other financial expense                       11,096     12,073
 Gain on sale of asset                                      (3,732)        --
                                                          --------   --------
                                                             5,719      8,821
                                                          --------   --------

INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                         21,207     10,544

Income tax credit                                           (3,082)    (5,064)
                                                          --------   --------

INCOME BEFORE EXTRAORDINARY ITEM                            24,289     15,608

Extraordinary item                                              --      5,373
                                                          --------   --------

NET INCOME                                                  24,289     20,981
Less preferred stock dividends                              (2,740)    (2,739)
                                                          --------   --------

 Net income applicable to Common Stock                    $ 21,549   $ 18,242
                                                          ========   ========

PER SHARE DATA APPLICABLE TO COMMON STOCK:

INCOME BEFORE EXTRAORDINARY ITEM                          $    .50   $    .30
Extraordinary item                                              --        .12
                                                          --------   --------

NET INCOME APPLICABLE TO COMMON STOCK                     $    .50   $    .42
                                                          ========   ========

Weighted average shares outstanding (in thousands)          43,288     43,286

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                             NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                         1996          1995
                                                      ----------    ----------
NET SALES                                             $2,187,482    $2,214,085
Cost of products sold                                  1,953,643     1,873,955
Selling, general and administrative                      102,822       108,386
Depreciation, depletion and amortization                 109,111       108,912
Equity income of affiliates                               (7,181)       (4,066)
Unusual charge                                                --         5,336
                                                      ----------    ----------
INCOME FROM OPERATIONS                                    29,087       121,562
Other (Income) Expense:
    Interest and other financial income                   (5,338)       (9,884)
    Interest and other financial expense                  32,909        40,215
    Gain on sale of asset                                 (3,732)           --
                                                      ----------    ----------
                                                          23,839        30,331
                                                      ----------    ----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM          5,248        91,231
Income tax provision (credit)                            (13,857)          612
                                                      ----------    ----------
INCOME BEFORE EXTRAORDINARY ITEM                          19,105        90,619
Extraordinary Item                                            --         5,373
                                                      ----------    ----------
NET INCOME                                                19,105        95,992
Less preferred stock dividends                            (8,222)       (8,218)
                                                      ----------    ----------
    Net income applicable to Common Stock             $   10,883    $   87,774
                                                      ==========    ==========
PER SHARE DATA APPLICABLE TO COMMON STOCK:
INCOME BEFORE EXTRAORDINARY ITEM                      $      .25    $     1.94
Extraordinary Item                                            --           .12
                                                      ----------    ----------
NET INCOME APPLICABLE TO COMMON STOCK                 $      .25    $     2.06
                                                      ==========    ==========
Weighted average shares outstanding (in thousands)        43,288        42,513

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1996            1995
                                                     -------------    ------------
ASSETS

Current assets                                        $  128,055       $  127,616
 Cash and cash equivalents                               270,966          316,662
 Receivables (net)
 Inventories:
  Finished and semi-finished products                    286,872          276,162
  Raw materials and supplies                             152,022          135,852
                                                      ----------       ----------
                                                         438,894          412,014
                                                      ----------       ----------
    Total current assets                                 837,915          856,292

Investments in affiliated companies                       63,388           59,885

Property, plant and equipment                          3,622,322        3,540,214
 Less allowances for depreciation, depletion and
  amortization                                         2,180,721        2,071,511
                                                      ----------       ----------
                                                       1,441,601        1,468,703
Other assets                                             307,740          282,999
                                                      ----------       ----------
      TOTAL ASSETS                                    $2,650,644       $2,667,879
                                                      ==========       ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
 STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                     $  275,235       $  255,574
 Accrued liabilities                                     325,378          341,242
 Current maturities of long term obligations              37,456           35,750
                                                      ----------       ----------
    Total current liabilities                            638,069          632,566

Long term obligations                                    320,131          339,613
Long term indebtedness to related parties                146,744          161,912
Other long term liabilities                              914,355          912,201

Redeemable Preferred Stock--Series B                      63,905           65,030

Stockholders' equity
 Common Stock--par value $.01:
  Class A--authorized 30,000,000 shares; issued
   and outstanding 22,100,000                                221              221
  Class B--authorized 65,000,000 shares; issued
   and outstanding 21,188,240 shares in 1996
   and 21,176,156 shares in 1995                             212              212
 Preferred Stock--Series A                                36,650           36,650
 Additional paid-in-capital                              465,359          465,359
 Retained earnings                                        64,998           54,115
                                                      ----------       ----------
    Total stockholders' equity                           567,440          556,557
                                                      ----------       ----------
      TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
       AND STOCKHOLDERS' EQUITY                       $2,650,644       $2,667,879
                                                      ==========       ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                           NINE MONTHS
                                                       ENDED SEPTEMBER 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                   1996        1995
                                                      --------   ---------
Net Income                                            $ 19,105   $  95,992
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization             109,111     108,912
  Carrying charges related to facility sales
   and plant closings                                   16,788      18,231
  Extraordinary item (net)                                  --      (5,373)
  Equity income of affiliates                           (7,181)     (4,066)
  Dividends from affiliates                              4,375         900
  Postretirement benefits                               22,353      33,884
  Deferred income taxes                                (16,200)    (23,215)
Changes in working capital items:
  Receivables                                           45,696     (24,709)
  Inventories                                          (26,880)    (49,594)
  Accounts payable                                      19,661       1,078
  Accrued liabilities                                  (16,149)     36,835
                                                      --------   ---------
Other                                                  (36,262)       (804)
                                                      --------   ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES          134,417     188,071
                                                      --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of plant and equipment (net)               (80,752)   (154,616)
                                                      --------   ---------
    NET CASH USED BY INVESTING ACTIVITIES              (80,752)   (154,616)
                                                      --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                 --         169
  Issuance of Class B Common Stock                          --     104,734
  Prepayment of related party debt                          --    (125,624)
  Debt repayment                                       (32,944)    (33,290)
  Payment of released Weirton benefit liabilities      (11,220)    (11,268)
  Dividend payments on Preferred Stock--Series A        (3,020)     (3,016)
  Dividend payments on Preferred Stock--Series B            --        (867)
  Payment of unreleased Weirton liabilities and
   their release in lieu of cash dividends on
   Preferred Stock--Series B                            (6,042)     (5,163)
                                                      --------   ---------
    NET CASH USED BY FINANCING ACTIVITIES              (53,226)    (74,325)
                                                      --------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       439     (40,870)
Cash and Cash Equivalents, Beginning of the Period     127,616     161,946
                                                      --------   ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD          $128,055   $ 121,076
                                                      ========   =========

See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
                   AND REDEEMABLE PREFERRED STOCK - SERIES B
                           (In Thousands of Dollars)
                                  (Unaudited)


                                        COMMON   COMMON   PREFERRED  ADDITIONAL  RETAINED      TOTAL          REDEEMABLE
                                        STOCK -  STOCK -   STOCK -    PAID-IN    EARNINGS   STOCKHOLDERS'  PREFERRED STOCK -
                                        CLASS A  CLASS B  SERIES A    CAPITAL    (DEFICIT)     EQUITY          SERIES B
                                        -------  -------  ---------  ----------  ---------  -------------  -----------------
BALANCE AT JANUARY 1, 1995               $221     $143     $36,650    $360,525   $(43,958)     $353,581         $66,530
Net income                                                                        110,796       110,796
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                         1,500         1,500          (1,500)
Cumulative dividends on Preferred
 Stock - Series A and B                                                           (12,458)      (12,458)
Issuance of Common Stock - Class B                  69                 104,665                  104,734
Exercise of stock options                                                  169                      169
Minimum pension liability                                                          (1,765)       (1,765)
                                         ----     ----     -------    --------   --------      --------         -------

BALANCE AT DECEMBER 31, 1995              221      212      36,650     465,359     54,115       556,557          65,030
Net income                                                                         19,105        19,105
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                         1,125         1,125          (1,125)
Cumulative dividends on Preferred
 Stock - Series A and B                                                            (9,347)       (9,347)
                                         ----     ----     -------    --------   --------      --------         -------

BALANCE AT SEPTEMBER 30, 1996            $221     $212     $36,650    $465,359   $ 64,998      $567,440         $63,905
                                         ====     ====     =======    ========   ========      ========         =======

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature, except for the items discussed in Notes 3 and 4. The financial results presented for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K") contains additional information and should be read in conjunction with this report.


NOTE 2 - ACCOUNTING CHANGES

During the third quarter of 1996, the Company changed the measurement date for pensions from December 31 to September 30 in order to provide for more timely information. The change in measurement date had no effect on 1996 expense and is expected to have an immaterial impact on the funded status of the Plan at December 31, 1996.

During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of SFAS 121 did not have an impact on the Company's financial statements.

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


NOTE 3 - NONRECURRING ITEMS

During the third quarter of 1996, the Company settled two disputes that resulted in aggregate gains totaling $11.2 million. On September 12, 1996, following the closing of the settlement agreement between the Company and Bakers Port, Inc., the Company sold 213 acres out of a total of 2,338 acres of land received in connection with the settlement. The sale generated a net gain of $3.7 million, which was recorded as other income in the statement of consolidated income. On August 15, 1996, the Company finalized the settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") relating to the Donner-Hanna Joint Venture pension plans. As a part of the settlement, the Company paid $8.5 million to the PBGC. Since the Company had estimated and accrued $16 million for this liability, a gain of $7.5 million was recorded in connection with the settlement. This gain was recorded as a reduction to cost of goods sold during the third quarter of 1996. In addition, the Company made a $4.5 million contribution to the Hanna Iron Ore Division Pension Plan. (See Part II. Other Information, Item 1. Legal Proceedings.)

During the fourth quarter of 1994, the Company finalized and implemented a plan that resulted in a workforce reduction of approximately 400 salaried nonrepresented employees. Accordingly, a restructuring charge of $34.2 million, or $25.6 million net of tax, was recorded during the fourth quarter of 1994. During the first quarter of 1995, the Company recorded an additional restructuring charge of $5.3 million, or $3.6 million net of tax, as a result of the various elections made by the terminated employees during the first quarter of 1995. This charge was comprised of retiree postemployment benefits of $4.5 million, severance of $1.6 million, and a pension credit of $.8 million. The restructuring charges were recorded as unusual items.


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

In connection with those sites involving FOX Environmental Liabilities, in January 1994 the Company received $10.0 million from FOX as an unrestricted prepayment for such liabilities for which the Company recorded $10.0 million as a liability in its consolidated balance sheet. The Company is required to repay FOX portions of the $10.0 million to the extent the Company's expenditures for such FOX Environmental Liabilities do not meet specified levels by certain dates over a twenty year period. At September 30, 1996 and December 31, 1995, the balance, including accrued interest and insurance settlements, recorded as prepaid FOX Environmental Liabilities totaled $8.4 million and $7.2 million, respectively. The failure of FOX to satisfy its indemnity obligations in excess of the $10.0 million prepayment could have a material adverse effect on the Company's liquidity or results of operations. The Company's ability to fully realize the benefits of FOX's indemnification above the $10 million prepayment is necessarily dependent upon FOX's financial condition at the time of any claim with respect to such obligations. On August 20, 1996, FOX filed a Form 10-Q for its quarter ended June 30, 1996 in which it reported a writedown of $238.7 million in its investment in FoxMeyer Drug Company, its principal operating subsidiary. Primarily as a result of this writedown, the consolidated stockholders' equity of FOX was reported as a deficit of $88.4 million. On August 27, 1996, most of FOX's operating subsidiaries (including FoxMeyer Drug Company) filed for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in Delaware. Although FOX, the parent company, was not included in the Chapter 11 filing, the Chapter 11 filing has caused the Company to have increased concerns about FOX's ability to honor its remaining indemnification obligations to the Company. FOX is subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.

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

As any of these environmental matters discussed above progresses or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. The outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period; however, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company has recorded an aggregate environmental liability of approximately $20.7 million and $18.6 million at September 30, 1996 and December 31, 1995, respectively.

The Company is involved in various non-environmental legal proceedings, most of which occur in the normal course of its business. The Company does not believe that the proceedings will have a material adverse effect, either individually or in the aggregate, on the Company's financial condition. However, with respect to certain of the proceedings, if reserves prove to be inadequate and the Company incurs a charge to earnings, such charge could have a material adverse effect on the Company's results of operations for the applicable period. Certain other proceedings, if decided adversely to the Company, could have a material adverse effect on cash flows. (See Part II. Other Information, Item 1. Legal Proceedings.)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
-----------------------

RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Net Sales
---------

Net sales for the third quarter of 1996 totaled $735.9 million, an improvement of $11.1 million, or 1.5%, compared to the corresponding period in 1995. This increase was primarily attributable to a 98,000 ton increase in shipments and an improvement in product mix from hot rolled products to cold rolled and coated products. These improvements were partially offset by a decrease in average selling prices.

Steel shipments for the third quarter of 1996 were 1,434,000 tons, a 7.3% increase compared to the 1,336,000 tons shipped during the corresponding 1995 period.

Cost of Products Sold
---------------------

The Company's cost of products sold of $637.0 million during the third quarter of 1996 represents a slight increase compared to the same period in 1995. Increases in costs resulting from higher shipments and unplanned blast furnace outages at the Granite City Division were offset by lower raw material sales, a settlement gain, discussed below, and a reduction in several employee benefit related accruals, along with the Company's cost reduction programs.

During the third quarter of 1996, the Company produced 1,542,000 net tons of steel, a slight increase compared to the 1,532,000 net tons produced during the corresponding 1995 period.

Selling, General and Administrative Expense
-------------------------------------------

Selling, general and administrative expense of $38.9 million during the third quarter of 1996 represents an increase of $2.1 million compared to the corresponding 1995 period. This increase is primarily a result of an increase in certain employee benefit related items and was partially offset by less spending on professional services.

Financing Costs
---------------

Net financing costs of $9.5 million during the third quarter of 1996 represents a $.6 million increase compared to the corresponding 1995 period. The August 1995 prepayment of $133.3 million of debt resulted in a $2.0 million reduction in interest expense during the quarter. However, this was more than offset by a decrease in capitalized interest expense as well as a reduction in interest income as a result of lower average cash balances.


Settlement of Legal Proceedings
-------------------------------

During the third quarter of 1996, the Company settled two disputes that resulted in aggregate gains totaling $11.2 million. On September 12, 1996, following the closing of the settlement agreement between the Company and Bakers Port, Inc., the Company sold 213 acres out of a total of 2,338 acres of land received in connection with the settlement. The sale generated a net gain of $3.7 million, which was recorded as other income in the statement of consolidated income.

On August 15, 1996, the Company finalized the settlement agreement with the PBGC relating to the Donner-Hanna Joint Venture Plans. As a part of the settlement, the Company paid $8.5 million to the PBGC. Since the Company had estimated and accrued $16 million for this liability, a gain of $7.5 million was recorded in connection with the settlement. This gain reduced cost of goods sold during the third quarter of 1996. (See Part II. Other Information, Item 1. Legal Proceedings.)

Labor Negotiations
------------------

In 1993, the Company and the United Steelworkers of America ("USWA") negotiated a six year labor agreement continuing through July 1999, with a reopener provision in 1996 for specified payroll items and employee benefits. Under the terms of the reopener, if the parties could not reach a settlement, they were to submit final offers to an arbitrator who would, after a hearing, consider the information and fashion a remedy in his award. On October 30, 1996, the arbitrator handed down his award regarding the arbitration of the reopener. Under the arbitrator's award, USWA employees will receive an immediate wage increase of fifty cents an hour retroactive to August 1, 1996, with increases of twenty five cents an hour on each of August 1, 1997 and 1998. In addition, $500 lump sum bonuses will be paid on each of May 1, 1998 and 1999.

The Company estimates that these items, along with certain other provisions in the agreement, will increase employee related expenses by approximately $4 million, $7 million, $15 million and $18 million for the years ended December 31, 1996, 1997 and 1998, and 1999, respectively.

COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Net Sales
---------

Net sales for the first nine months of 1996 totaled $2.19 billion compared to $2.21 billion during the same 1995 period. Net sales declined despite a 335,000 net ton increase in steel shipments primarily as a result of a decrease in average selling prices. The increased tonnage, however, favorably impacted the Company's income from operations. Steel shipments for the first nine months of 1996 were 4,441,000 tons, an 8.2% increase compared to the 4,106,000 tons shipped during the corresponding 1995 period.

Cost of Products Sold
---------------------

The Company's cost of products sold for the first nine months of 1996 totaled $1.95 billion, a $79.7 million increase compared to the same 1995 period. This increase is primarily attributable to the 335,000 net ton increase in steel shipments, unplanned blast furnace outages at the Granite City Division, as well as a shift in product mix to more costly but higher value added products. Higher natural gas prices due to extreme cold weather earlier in the year also increased costs. These increases were partially offset by the Company's cost reduction programs.

Raw steel production totaled 4,895,000 tons for the first nine months of 1996, a 9.9% increase from the 4,455,000 tons produced during the nine month period ended September 30, 1995.

Selling, General and Administrative Expense
-------------------------------------------

Selling, general and administrative expense of $102.8 million during the first nine months of 1996 represents a $5.6 million decrease compared to the corresponding 1995 period. This decrease is a result of the favorable settlement of a lawsuit earlier in the year, along with a reduction in the level of spending for professional services.

Unusual Item
------------

During the fourth quarter of 1994, the Company recorded an unusual charge of $34.2 million related to a reduction of the salaried nonrepresented workforce. During the first quarter of 1995, an additional charge of $5.3 million was recorded as an unusual item as a result of various elections made by the terminated employees during that quarter.

Financing Costs
---------------

Net financing costs of $27.6 million for the nine months ended September 30, 1996 represents a $2.7 million decrease compared to the same 1995 period. The August 1995 prepayment of $133.3 million of debt resulted in a $9.4 million reduction in interest expense during the first nine months of 1996, which was partially offset by a reduction in interest income as a result of lower cash balances, as well as a decrease in capitalized interest expense.

Primary Offering of Class B Common Stock
----------------------------------------

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

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

The Company's liquidity needs arise primarily from capital investments, working capital requirements and principal and interest payments on its indebtedness. The Company has satisfied these liquidity needs with funds provided by long term borrowings and cash provided by operations. One source of liquidity consists of a Receivables Purchase Agreement (the "Receivables Purchase Agreement") with commitments of up to $200 million. During July 1996, the Company amended the Receivables Purchase Agreement extending the expiration date to May 2001. Also during July 1996, the Company entered into a new $100 million credit facility and a new $50 million credit facility, which will expire in May 2000 and July 1997, respectively, both of which are secured by the Company's inventories (the "Inventory Facilities").

The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facilities and other debt instruments. On September 30, 1996, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facilities, and outstanding letters of credit under the Receivables Purchase Agreement totaled $89.6 million. During the first nine months of 1996, the maximum availability under the Receivables Purchase Agreement, after reduction of letters of credit outstanding, varied from $59.3 million to $108.9 million and was $72.3 million as of September 30, 1996. At September 30, 1996, the Company's available sources of liquidity totaled $350 million.

At September 30, 1996, total debt and redeemable preferred stock as a percentage of total capitalization decreased to 50.0% as compared to 52.0% at December 31, 1995. Cash and cash equivalents totaled $128.0 million at September 30, 1996 as compared to $127.6 million at December 31, 1995.

Cash Flows from Operating Activities
------------------------------------

For the nine months ended September 30, 1996, cash provided from operating activities totaled $134.4 million. This is primarily attributable to the impact of working capital items and noncash charges for depreciation and postretirement benefits, as well as net income of $19.1 million. An increase in accounts payable and a decrease in accounts receivable had the most significant positive effects upon cash provided by working capital, due primarily to the timing of cash disbursement clearings and cash receipts. The above mentioned favorable effects were offset by an increase in inventories, both in finished steel and raw materials, along with a decrease in accrued liabilities.

Cash Flows from Investing Activities
------------------------------------

Capital investments for the nine months ended September 30, 1996 and 1995 amounted to $80.8 million and $154.6 million, respectively. The 1996 spending is primarily due to the 72" continuous galvanizing line upgrade and the construction of the new 48" galvanizing line, both at the Midwest Division, along with the completion of the coating line at the Granite City Division. The Company plans to invest approximately $40.0 million during the remainder of 1996 for expenditures which include the above mentioned projects.

Cash Flows from Financing Activities
------------------------------------

During the first nine months of 1996, the Company utilized $53.2 million for financing activities which included scheduled repayments of debt, as well as dividend payments on the Company's preferred stock. During the first quarter of 1995, the Company completed a primary offering of 6,900,000 million shares of Class B Common Stock. The issuance of this stock generated net proceeds of $104.7 million, which was used along with cash from operations during the third quarter of 1995 to prepay related party debt.

OTHER
-----

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Statements made by the Company in reports, such as this Form 10-Q, in press releases and in statements made by employees in oral discussions, that are not historical facts, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward looking statements, by their nature, involve risk and uncertainty. A variety of factors could cause business conditions and the Company's actual results and experience to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following: (1) changes in market prices and market demand for the Company's products; (2) changes in the costs or availability of the raw materials and other supplies used by the Company in the manufacture of its products; (3) equipment failures or outages at the Company's steelmaking and processing facilities; (4) losses of customers; (5) changes in the levels of the Company's operating costs and expenses; (6) collective bargaining agreement negotiations, strikes, labor stoppages or other labor difficulties; (7) actions by the Company's competitors, including domestic integrated steel producers, foreign competitors, mini-mills and manufacturers of steel substitutes, such as plastics, aluminum, ceramics, glass, wood and concrete; (8) changes in industry capacity; (9) changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation;
(10) worldwide changes in trade, monetary or fiscal policies; (11) changes in the legal and regulatory requirements applicable to the Company; and (12) the effects of extreme weather conditions.

                         PART II.   OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Baker's Port, Inc. v. National Steel Corporation. With reference to the matter involving claims arising out of the sales of land in Texas to Baker's Port, Inc. ("BPI"), previously reported in the 1995 Form 10-K, the settlement agreement was finalized and executed by the parties on September 12, 1996. As a part of the settlement, the lawsuit brought by BPI and Baker Marine Corporation has been dismissed with prejudice.

Donner-Hanna Coke Joint Venture. With reference to the matter involving The Hanna Furnace Corporation ("Hanna"), Donner-Hanna-Coke Joint Venture ("Donner-Hanna") and the Pension Benefit Guaranty Corporation ("PBGC"), previously reported in the 1995 Form 10-K, the settlement agreement was finalized and executed by the parties on August 15, 1996. As a part of the settlement, the Company paid the PBGC $8.5 million in cash and made a supplemental contribution to the Hanna Iron Ore Division Pension Plan of $4.5 million, and the Company and its subsidiaries and affiliates were given a full release from any liability in connection with the Donner-Hanna salaried and hourly pension plans (the "Plans"). The lawsuit filed by the PBGC in the Western District of New York was terminated by the entry of an agreed judgment on September 30, 1996. In addition, Hanna and the Company entered into a settlement agreement with the Internal Revenue Service (the "IRS") dated August 9, 1996, whereby the IRS released its claims against Hanna for the excise tax liability and related penalties arising from the failure to meet minimum funding standards for the Plans prior to their termination, in exchange for the payment to the IRS of $25,000.

ENVIRONMENTAL MATTERS

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible party ("PRP") in a number of off-site CERCLA or state superfund site proceedings.

Iron River (Dober Mine) Site. With reference to the matter involving the Iron River (Dober Mine) Site located in Iron County, Michigan, previously reported in the 1995 Form 10-K and second quarter 1996 Form 10-Q, the State of Michigan has revised its response costs claim upward to approximately $487,000 and its natural resource damages claim upward to $4,000,000. Settlement discussions with the State and with third party defendants are ongoing.

Great Lakes Division---Wayne County Air Pollution Control Department. With reference to the matter involving alleged exceedances of certain particulate emissions standards at the Company's Great Lakes Division, previously reported in the 1995 Form 10-K, the Company and the Wayne County Air Pollution Control Department have agreed upon the terms of a Consent Order pursuant to which the Company would pay a $250,000 civil penalty and would implement an environmental credit program valued at $250,000. Entry of the Consent Order and payment of the civil penalty are expected to occur in the fourth quarter of 1996.

National Mines Corporation---Isabella Mine. With reference to the matter involving certain reclamation obligations at the former National Mines Corporation ("NMC") Isabella Mine, previously reported in the Company's second quarter 1996 Form 10-Q, on August 13, 1996, the Pennsylvania Department of Environmental Protection ("DEP") revoked the mining permit for the Isabella Mine held by Global Coal

Recovery, Inc. ("Global"). Additionally, the DEP advised that it intends to forfeit the $1,200,000 reclamation bond posted by NMC in the form of a letter of credit. On August 22, 1996, NMC representatives met with DEP and presented a proposed reclamation plan for the mine site. This reclamation plan was presented as an alternative to forfeiture of the bond. DEP has indicated a willingness to consider NMC's proffered alternative and negotiations of specific terms and conditions are ongoing.

Granite City Division - Illinois Environmental Protection Agency Violation Notice. On October 18, 1996, the Illinois Environmental Protection Agency ("IEPA") issued a Violation Notice to the Company alleging (1) releases to the environment between 1990 and 1996; (2) violations of solid waste requirements and (3) violations of the National Pollutant Discharge Elimination System ("NPDES") water permit limitations, at the Company's Granite City Division. No demand or proposal for penalties or other sanctions was contained in the Notice; however, the Notice does contain a recommendation by IEPA that the Company conduct an investigation of these releases and, if necessary, remediate any contamination discovered during that investigation. The Company has 45 days from its receipt of the Notice to respond to the IEPA. The Company is reviewing the specific allegations in connection with preparing its response, but does not currently believe that any additional remediation will be necessary.

FOX SITES.
----------

As previously reported in the 1995 Form 10-K, FoxMeyer Health Corporation ("FOX") has agreed to indemnify the Company for remediation costs incurred by the Company with respect to operations at the Company's former Weirton Steel Division (including the Weirton Steel Site and the Tex Tin Site described below), as well as with respect to the operations of Donner-Hanna Coke Joint Venture, The Hanna Furnace Corporation and the Alumet Partnership. As stated in the 1995 Form 10-K, the failure of FOX to satisfy its indemnity obligations in excess of the $10.0 million prepayment made to the Company could have a material adverse effect on the Company's liquidity and results of operations. The Company's ability to fully realize the benefits of FOX's indemnification obligation in excess of the $10 million prepayment is necessarily dependent upon FOX's financial condition at the time of any claim with respect to such obligations. On August 20, 1996, FOX filed a Form 10-Q for its quarter ended June 30, 1996 in which it reported a writedown of $238.7 million in its investment in FoxMeyer Drug Company, its principal operating subsidiary. Primarily as a result of this writedown, the consolidated stockholders' equity of Fox at June 30, 1996 was reported as a deficit of $88.4 million. On August 27, 1996, most of FOX's operating subsidiaries (including FoxMeyer Drug Company) filed for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in Delaware. Although FOX, the parent company, was not included in the Chapter 11 filing, the Chapter 11 filing has caused the Company to have increased concerns about FOX's ability to honor its remaining indemnification obligations to the Company. FOX is subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.

Weirton Steel Site. With reference to the matter involving the Weirton Steel Site described in the 1995 Form 10-K, Weirton Steel Corporation has rejected the Company's offer of settlement to cap the Company's liability for the Brown's Island emergency lagoon at $480,000, and is seeking $210,000 in reimbursement for remediation costs expended at the site to date. In addition, the United States Environmental Protection Agency ("EPA") has issued an administrative unilateral order under the Resource Conservation and Recovery Act ("RCRA"), requiring Weirton Steel Corporation to undertake certain investigative activities with regard to clean-up of possible environmental contamination on Weirton Steel property. Weirton Steel Corporation has informed the Company that the Mainland Coke Plant, Brown's Island, and the Avenue H Disposal Site are likely to be included within the areas of investigation required by EPA and that Weirton Steel Corporation considers these areas to be within the scope of certain indemnity provisions of the Assignment and Assumption Agreement between Weirton Steel and the Company. At this time, the Company is unable to determine if activities resulting from EPA's unilateral order to Weirton Steel will result in an indemnity obligation on the part of the Company.

Tex-Tin Site. On or about August 12, 1996, Amoco Chemical Company ("Amoco") filed a cost recovery and contribution civil suit pursuant to sections 107 and 113(f) of CERCLA in the United States District Court for the Southern District of Texas. Plaintiff Amoco has been involved in investigations of the contamination at the former Tex-Tin Superfund Site in Texas City, Galveston County, Texas, pursuant to an Administrative Order and Consent ("AOC") entered into with the EPA. Plaintiff alleges that the Company is one of approximately 100 defendants jointly and severally liable under CERCLA Section 107 for plaintiff's cost of those investigations and future response costs. Amoco has spent approximately $9 million pursuant to the AOC at the Tex-Tin Superfund Site. The Company is unable to ascertain the extent of its liability, if any, at the Tex-Tin site at this time.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



(a)       See attached Exhibit Index

(b)       Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the third quarter of 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             NATIONAL STEEL CORPORATION



                        BY  /s/ William E. McDonough
                          ------------------------------------------------------
                            William E. McDonough, Acting Chief Financial Officer and Treasurer



                        BY  /s/ Carl M. Apel
                          ------------------------------------
                            Carl M. Apel, Corporate Controller



 Date:   November 12, 1996

                          NATIONAL STEEL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996



 10-A Amendment No. 2 and Consent to the Receivables Purchase Agreement, dated as of July 18, 1996, among the Company, National Steel Funding Corporation and Morgan Guaranty Trust Company of New York

 10-B Supplement to Employment Contract dated July 30, 1996 between National Steel Corporation and George D. Lukes

 10-C Supplement to Employment Contract dated July 30, 1996 between National Steel Corporation and David L. Peterson

 27-A     Financial Data Schedule