Form 10-K
period 1996-12-31
NATIONAL STEEL CORP
filed 1997-03-19
CIK 70578

                                     1996

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 1-983

                          NATIONAL STEEL CORPORATION

            (Exact name of registrant as specified in its charter)

Incorporated under the Laws of the State of Delaware             25-0687210
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

4100 Edison Lakes Parkway, Mishawaka, IN                         46545-3440
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: 219-273-7000

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------

      Class B Common Stock                       New York Stock Exchange
First Mortgage Bonds, 8-3/8%                     New York Stock Exchange
      Series due 2006

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
                                              ---     ---
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

   At March 3, 1997, there were 43,288,240 shares of the registrant's common stock outstanding.

   Aggregate market value of voting stock held by non-affiliates:  $177,348,615.

   The amount shown is based on the closing price of National Steel Corporation's Common Stock on the New York Stock Exchange on March 3, 1997. Voting stock held by officers and directors is not included in the computation. However, National Steel Corporation has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

                     Documents Incorporated By Reference:

   Selected portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Part II and IV of the Report on Form 10-K.

  Selected portions of the 1997 Proxy Statement of National Steel Corporation are incorporated by reference into Part III of this Report on Form 10-K.

                          NATIONAL STEEL CORPORATION

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Part I

Item  1    Business                                                           3

Item  2    Properties                                                        11

Item  3    Legal Proceedings                                                 14

Item  4    Submission of Matters to a Vote of Security Holders               21

Part II

Item  5    Market for Registrant's Common Stock and Related
             Stockholder Matters                                             24

Item  6    Selected Financial Data                                           24

Item  7    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                           24

Item  8    Financial Statements and Supplementary Data                       24

Item  9    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        24

Part III

Item 10    Directors and Executive Officers of the Registrant                25

Item 11    Executive Compensation                                            25

Item 12    Security Ownership of Certain Beneficial Owners and Management    25

Item 13    Certain Relationships and Related Transactions                    25

Part IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K   26


                                    PART I

ITEM 1.  Business

National Steel Corporation, a Delaware corporation, and its consolidated subsidiaries (the "Company") is the fourth largest integrated steel producer in the United States as measured by production and is engaged in the manufacture and sale of a wide variety of flat rolled carbon steel products, including hot rolled, cold rolled, galvanized, tin and chrome plated steels. The Company targets high value-added applications of flat rolled carbon steel for sale to the automotive, construction and container markets. Since 1984, the Company has invested approximately $2.4 billion in capital improvements to enhance the Company's competitive position and penetrate growing segments of these markets.

The Company was formed through the merger of Great Lakes Steel Corporation, Weirton Steel Corporation and Hanna Iron Ore Company and was incorporated in Delaware on November 7, 1929. The Company built a finishing facility, now the Midwest Division, in 1961, and in 1971 purchased Granite City Steel Corporation, now the Granite City Division. On September 13, 1983, the Company became a wholly-owned subsidiary of National Intergroup, Inc., which in October 1994 changed its name to FoxMeyer Health Corporation (collectively, with its subsidiaries, hereinafter referred to as "FOX"), through a restructuring. In January 1997, FOX changed its name to Avatex Corporation. On January 11, 1984, the Company sold the principal assets of its Weirton Steel Division and retained certain liabilities related thereto. On August 31, 1984, NKK Corporation (collectively, with its subsidiaries, "NKK") purchased a 50% equity interest in the Company from FOX. On June 26, 1990, NKK purchased an additional 20% equity interest in the Company from FOX. In April 1993, the Company completed an initial public offering of its Class B Common Stock. In October 1993, FOX converted all of its shares of Class A Common Stock to an equal number of shares of Class B Common Stock and subsequently sold substantially all of its shares of Class B Common Stock in the market in January 1994, resulting in NKK owning 75.6% voting interest in the Company at December 31, 1994. On February 1, 1995, the Company completed a primary offering of 6.9 million shares of Class B Common Stock. Subsequent to the transaction, NKK's voting interest decreased to 67.6%.

The Company's principal executive offices are located at 4100 Edison Lakes Parkway, Mishawaka, Indiana 46545-3440; telephone (219) 273-7000.

Strategy

The Company's mission is to achieve sustained profitability, thereby enhancing stockholder value, by reducing the costs of production, and improving productivity and product quality and shifting its product mix to higher priced, higher value products. Management has developed a number of strategic initiatives designed to achieve the Company's goals.

Reduction in Production Costs. Management's primary focus is to reduce the costs of producing hot rolled bands, the largest component of the Company's finished product cost. However, reducing all costs associated with the production process is essential to the Company's overall cost reduction program. Management has reduced production costs by better utilizing existing equipment, improving productivity, involving labor in improving operating practices and by the cost efficient use of steelmaking inputs. In addition, the Company's facility engineers, who have access to a wide range of NKK process technologies, analyze and implement innovative steelmaking and processing methods on an ongoing basis.

Marketing Strategy. The Company's marketing strategy has concentrated on increasing the level of sales of higher value-added products to the automotive, construction and container markets. These segments demand high quality products, on-time delivery and effective and efficient customer service. This strategy is designed to increase margins, reduce competitive threats and maintain high capacity utilization rates by shifting the Company's product mix to higher quality products and providing superior customer service.

To enable the Company to more efficiently meet the needs of its target markets and focus on higher value-added products, the Company has entered into two separate joint ventures to operate hot dip galvanizing facilities. One joint venture is with NKK and an unrelated third party and has been built to service the automotive industry. The second joint venture has been built to service the construction industry. See "Properties--DNN Galvanizing Limited Partnership" and "Double G Coatings, L.P." In 1995, the Company began construction of an additional coating line which will serve the construction market. The line, located at the Granite City Division, cost approximately $85.0 million and was completed during the first quarter of 1996. A second line, currently under construction at the Midwest Division, will cost approximately $70.0 million and is scheduled to be completed during the second quarter of 1998. In addition, during 1996, the Company began an expansion of the 72" galvanizing line at the Midwest Division to further enable it to more effectively compete in these value-added markets.

Quality Improvement. An important element of the Company's strategy is to reduce the cost of poor quality, which currently results in the sale of non-prime products at lower prices and requires substantial reprocessing costs. The Company has made improvements in this area by improving process control, utilizing employee based problem solving methods, eliminating dependence on final inspection and reducing internal rejections and extra processing. In addition, the Company became ISO 9002/QS 9000 registered during 1996.

Predictive Maintenance Program. Management is installing a predictive maintenance program designed to maximize production and equipment life while minimizing unscheduled equipment outages. This program should improve operations stability through improved equipment reliability, which is expected to result in improved productivity and reduced costs.

Alliance with NKK

The Company has a strong alliance with its principal stockholder, NKK, the second largest steel company in Japan and the seventh largest in the world as measured by production. Since 1984, the Company has had access to a wide range of NKK's steelmaking, processing and applications technology. The Company's engineers include approximately 35 engineers transferred from NKK, who serve primarily at the Company's Divisions. These engineers, as well as engineers and technical support personnel at NKK's facilities in Japan, assist in improving operating practices and developing new manufacturing processes. This support also includes providing input on ways to improve raw steel production to finished product yields. In addition, NKK has provided financial assistance to the Company in the form of investments, loans and introductions to Japanese financial institutions and trading companies; however, there can be no assurances given as to the extent of NKK's future financial support beyond existing contractual commitments.

This alliance with NKK was further strengthened by the Agreement for the Transfer of Employees (superceding a prior arrangement) entered into by the Company and NKK effective as of May 1, 1995. This agreement was unanimously approved by all directors of the Company who were not then, and have never been, employees of NKK. Pursuant to the terms of the agreement, technical and business advice is provided to the Company through NKK employees who are transferred to the employ of the Company. The Company has agreed to reimburse NKK for certain costs and expenses incurred by NKK in connection with the transfer of the employees. The total amount of reimbursable expenses which the Company is obligated to pay is capped at $11.7 million for the initial term of the agreement, which ran from May 1, 1995 through December 31, 1996. The agreement can be extended from year to year thereafter if approved by NKK and by a majority of those directors of the Company who are not then, and have never been, employees of NKK. This agreement has been extended for 1997 with the total amount of reimbursable expenses capped at $7.0 million for the term of the agreement, which runs from January 1, 1997 through December 31, 1997.

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

The Company operates a research and development facility near its Great Lakes Division to develop new products, improve existing products and develop more efficient operating procedures to meet the constantly increasing demands of the automotive, construction and container markets. The research center employs approximately 50 chemists, physicists, metallurgists and engineers. The research center is responsible for, among other things, the development of five new high strength steels for automotive weight reduction and a new galvanized steel for the construction market. In addition, the Company operates a Product Application Center near Detroit dedicated to providing product and technical support to customers. The Product Application Center assists customers with application engineering (selecting optimum metal and manufacturing methods), application technology (evaluating product performance) and technical developments (performing problem solving at plants). The Company spent $11.6 million, $9.8 million and $7.9 million for research and development in 1996, 1995 and 1994, respectively. In addition, the Company participates in various research efforts through the American Iron and Steel Institute (the "AISI").

Capital Investment Program

Since 1984, the Company has invested over $2.4 billion in capital improvements aimed at upgrading the Company's steelmaking and finishing operations to meet its customers' demanding requirements for higher quality products and to reduce production costs. As described above, one of the Company's strategic initiatives is to more effectively utilize these substantial capital improvements. Major projects include an electrolytic galvanizing line, a continuous caster, a ladle metallurgy station, a vacuum degasser, a complete coke oven battery rebuild and a high speed pickle line, each of which services the Great Lakes Division and a continuous caster, a coating line and a ladle metallurgy station, each of which services the Granite City Division. Major improvements at the Midwest Division include the installation of process control equipment to upgrade its finishing capabilities, expansion of the 72" galvanizing line and construction of a new coating line scheduled for completion in 1998. Capital investments for each of 1996, 1995 and 1994 were $128.6 million, $215.4 million and $137.5 million, respectively. Capital investments for 1997 and 1998 are expected to total approximately $297.0 million.

Customers

The Company is a major supplier of hot and cold rolled steel and galvanized coils to the automotive industry, one of the most demanding steel consumers. Car and truck manufacturers require wide sheets of steel, rolled to exact dimensions. In addition, formability and defect-free surfaces are critical. The Company has been able to successfully meet these demands. Its steel has been used in a variety of automotive applications including exposed and unexposed panels, wheels and bumpers.

The Company is also a leading supplier of steel to the domestic construction market. Roof and building panels are the principal applications for galvanized and Galvalume(R) steel in this market. Management believes that demand for Galvalume(R) steel will exhibit strong growth for the next several years partially as a result of a trend away from traditional building products, and that the Company is well positioned to profit from this growth as a result of both its position in this market and additional capacity referred to above.

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

The following table sets forth the percentage of the Company's revenues from various markets for the past five years.

                     1996    1995    1994    1993    1992
                    ------  ------  ------  ------  ------
 Automotive          27.6%   27.8%   28.5%   28.9%   27.2%
 Construction        21.6    20.5    18.3    16.8    15.2
 Containers          10.6    11.3    13.2    13.3    14.9
 Pipe and Tube        6.5     7.4     6.9     8.2     9.4
 Service Centers     20.2    15.4    17.9    15.5    13.6
 All Other           13.5    17.6    15.2    17.3    19.7
                    -----   -----   -----   -----   -----
                    100.0%  100.0%  100.0%  100.0%  100.0%
                    -----   -----   -----   -----   -----


Shipments to General Motors accounted for approximately 10% of net sales in 1994. No customer accounted for more than 10% of net sales in 1996 or 1995. Export sales accounted for approximately .5% of revenue in 1996, 2.6% in 1995 and .9% in 1994. The Company's products are sold through sales offices located in Chicago, Detroit, Houston, Indianapolis, Kansas City, Pittsburgh and St. Louis. Substantially all of the Company's net revenues are based on orders for short-term delivery, accordingly, backlog is not meaningful when assessing future results of operations.

Operations

The Company operates three principal facilities: two integrated steel plants, the Great Lakes Division in Ecorse and River Rouge, Michigan, near Detroit, and the Granite City Division in Granite City, Illinois, near St. Louis, and a finishing facility, the Midwest Division in Portage, Indiana, near Chicago. In January 1997, the Company consolidated the Great Lakes Division and the Midwest Division into a single business enterprise in order to improve the planning and coordination of production at both plants. In addition, this will ensure the best monitoring of costs and utilization of resources and will allow the Company to more effectively meet customer needs.

The Company's centralized corporate structure, the close proximity of the Company's principal steel facilities and the complementary balance of processing equipment shared by them, will enable the Company to closely coordinate the operations of these facilities in order to maintain high operating rates throughout its processing facilities and to maximize the return on its capital investments.

The following table details effective steelmaking capacity, actual production, effective capacity utilization and percentage of steel continuously cast for the Company and the domestic steel industry for the years indicated.

                           RAW STEEL PRODUCTION DATA

                                                   Effective        Percent
                       Effective      Actual        Capacity      Continuously
                        Capacity    Production     Utilization        Cast
                       ---------    ----------     -----------    ------------
                         (000's of net tons)           (%)            (%)
The Company
  1996                    7,000        6,557           93.7          100.0
  1995                    6,300        6,081           96.5          100.0
  1994                    6,000        5,763           96.1          100.0
  1993                    5,550        5,551          100.0          100.0
  1992                    5,355        5,380          100.5          100.0

Domestic Steel Industry*
  1996                  116,100      104,356           89.9           93.2
  1995                  112,500      104,930           93.3           91.1
  1994                  108,200      100,579           93.0           89.5
  1993                  109,900       97,877           89.1           85.7
  1992                  113,100       92,949           82.2           79.3

  * Information as reported by the AISI. The 1996 industry information is preliminary.


In 1996, capacity increased to 7,000,000 net tons primarily due to successfully negotiated environmental relief at the Granite City Division. Unanticipated blast furnace outages at midyear were the primary reason actual steel production fell short of capacity. In 1995, effective capacity increased to 6,300,000 net tons due to higher production levels at both the Great Lakes and Granite City Divisions. Effective capacity increased to 6,000,000 net tons in 1994 due to the fact that the Company did not reline any blast furnaces during this period. The effective capacity of the Company was 5,355,000 net tons in 1992 as a result of a scheduled blast furnace reline.

Raw Materials

Iron ore. The metallic iron requirements of the Company are supplied primarily from iron ore pellets that are produced from a concentration of low grade ores. The Company, directly through its wholly owned subsidiary, National Steel Pellet Company ("NSPC") and through Iron Ore of Canada ("IOC") (see paragraph below), has reserves of iron ore adequate to produce approximately 492 million gross tons of iron ore pellets. The Company's iron ore reserves are located in Minnesota, Michigan and Quebec, Canada. Excluding the effects of the thirteen month period from August 1, 1993 through August 28, 1994 when NSPC was idled, a significant portion of the Company's average annual consumption of iron ore pellets was obtained from the deposits of the Company or those of its affiliate during the last five years. The remaining iron ore pellets consumed by the Company were purchased from third parties. Iron ore pellets available to the Company from its own deposits, its affiliate and outside suppliers are sufficient to meet the Company's total iron ore requirements at competitive market prices for the foreseeable future.

On January 31, 1997, the Company announced that it had entered into a definitive agreement with North Limited ("North") and Bethlehem Steel Corporation ("BSC"), pursuant to which the Company and BSC will sell to North their respective minority equity interests in IOC. The Company currently owns 21.7% of the shares of IOC and plans to continue to purchase iron ore from IOC pursuant to long-term contracts.

Coal. In 1992, the Company decided to exit the coal mining business. At that time, the Company owned underground coal properties in Pennsylvania, Kentucky and West Virginia as well as undeveloped coal reserves in Pennsylvania and West Virginia. During 1993, the Pennsylvania and Kentucky properties were sold except for the coal reserves which were leased on a long term basis. During 1994, one of the West Virginia plant sites was sold, and in 1995, the remaining plant site in West Virginia was leased for a 5 year term, with an option to extend for two additional 5 year periods. Negotiations are in process for the long term lease of certain West Virginia partially developed coal reserves. The remaining coal assets constitute less than 2% of the Company's total assets. Adequate supplies of coal are readily available at competitive market prices .

Coke. The Company operates two efficient coke oven batteries servicing the Granite City Division and the recently rebuilt No. 5 coke oven battery at the Great Lakes Division. The No. 5 coke battery enhances the quality and stability of the Company's coke supply, and incorporates state-of-the-art technology while meeting the requirements of the Clean Air Act. With the No. 5 coke battery rebuild in 1992, the Company has significantly improved its self-sufficiency and can supply approximately 60% of its annual coke requirements. In the fourth quarter of 1996, the Company started up a pulverized coal injection process at one of its three blast furnaces at the Great Lakes Division, with plans to start up the same process at the other blast furnaces during 1997. Successful implementation of this process should further reduce the Company's dependency on outside coke supplies. The remaining coke requirements are met through competitive market purchases.

Limestone. An affiliated company in which the Company holds a minority equity interest has limestone reserves of approximately 74 million gross tons located in Michigan. During the last five years, approximately 67% of the Company's average annual consumption of limestone was derived from these reserves. The Company's remaining limestone requirements were purchased at competitive market prices from unaffiliated third parties.

Scrap and Other Materials. Supplies of steel scrap, tin, zinc and other alloying and coating materials are readily available at competitive market prices.


Patents and Trademarks

The Company has the patents and licenses necessary for the operation of its business as now conducted. The Company does not consider its patents and trademarks to be material to the business of the Company.


Employees

As of December 31, 1996, the Company employed 9,579 people. The Company has labor agreements with the United Steelworkers of America (the "USWA") and other labor organizations which collectively represent approximately 82.6% of the Company's employees. In 1993, the Company entered into labor agreements, which expire in 1999, with these various labor organizations.


Competition

The Company is in direct competition with domestic and foreign flat rolled carbon steel producers and producers of plastics, aluminum and other materials which can be used in place of flat rolled carbon steel in manufactured products. Price, service and quality are the primary types of competition experienced by the Company. The Company believes it is able to differentiate its products from those of its competitors by, among other things, providing technical services and support, utilizing its Product Application Center and Technical Research Center facilities and by its focus on improving product quality through, among other things, capital investment and research and development, as previously described.

Imports. Domestic steel producers face significant competition from foreign producers and have been adversely affected by what the Company believes to be unfairly traded imports. Imports of finished steel products accounted for approximately 19% of the domestic market over the past three years. Many foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

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

Mini-mills. Domestic integrated producers, such as the Company, have lost market share in recent years to domestic mini-mills. Mini-mills provide significant competition in certain product lines, including hot rolled and cold rolled sheets, which represented, in the aggregate, approximately 58% of the Company's shipments in 1996. Mini-mills are relatively efficient, low-cost producers which produce steel from scrap in electric furnaces, have lower employment and environmental costs and target regional markets. Thin slab casting technologies have allowed mini-mills to enter certain sheet markets which have traditionally been supplied by integrated producers. One mini-mill has constructed two such plants and is completing construction on a third plant. Certain companies have announced plans for, or have indicated that they are currently considering, additional mini-mill plants for sheet products in the United States.

Steel Substitutes. In the case of many steel products, there is substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete. Conversely, the Company and certain other manufacturers of steel products have begun to compete in recent years in markets not traditionally served by steel producers.


Environmental Matters

The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. The Company currently estimates that it will incur capital expenditures in connection with matters relating to environmental control of approximately $3.2 million and $21.0 million for 1997 and 1998, respectively. A major capital project in 1998 will be the installation of air pollution control equipment at the National Steel Pellet Plant. This equipment will be necessary to enable the Company to meet National Ambient Air Quality Standards as anticipated increases in production levels occur in the future. In addition, the Company expects to record expenses for environmental compliance, including depreciation, of approximately $69.0 million and $70.0 million for 1997 and 1998, respectively. Since environmental laws and regulations are becoming increasingly stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of future factual or regulatory developments, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. The costs for environmental compliance may also place the Company at a competitive disadvantage with respect to foreign steel producers, as well as manufacturers of steel substitutes, that are subject to less stringent environmental requirements.

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

In 1990, the United States Environmental Protection Agency (the "EPA") released a proposed rule which establishes standards for the implementation of a corrective action program under the Resource Conservation Recovery Act of 1976, as amended ("RCRA"). The corrective action program requires facilities that are operating under a permit, or are seeking a permit, to treat, store or dispose of hazardous wastes to investigate and remediate environmental contamination. The Company has conducted an investigation at its Midwest Division facility and is currently waiting for comments from the EPA regarding the results of the investigation. The Company estimates that the potential capital costs for implementing corrective actions at such facility will be approximately $8.0 million payable over the next several years. At the present time, the Company's other facilities are not subject to corrective action.

The Company has recorded the reclamation costs to restore its coal and iron ore mines at its shut down locations to their original and natural state, as required by various federal and state mining statutes.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. In addition, the Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") in a number of off-site CERCLA or state superfund site proceedings. At several of these sites, any remediation costs incurred by the Company are liabilities for which FOX has agreed to indemnify the Company. In addition, at some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRP's or the required remediation activity to estimate its potential liability.

In connection with those sites involving Fox Meyer Health Corporation (collectively with its subsidiaries "FOX"), which changed its name to Avatex Corporation in January 1997, Environmental Liabilities, in January 1994 the Company received $10.0 million from FOX as an unrestricted prepayment for such liabilities for which the Company recorded $10.0 million as a liability in its consolidated balance sheet. The Company is required to repay FOX portions of the $10.0 million to the extent the Company's expenditures for such FOX Environmental Liabilities do not meet specified levels by certain dates over a twenty year period. At December 31, 1996 and December 31, 1995, the balance, including accrued interest and environmental insurance settlements, recorded as prepaid FOX Environmental Liabilities totaled $8.6 million and $7.2 million, respectively. The failure of FOX to satisfy its indemnity obligations in excess of the $10.0 million prepayment could have a material adverse effect on the Company's liquidity or results of operations. The Company's ability to fully realize the benefits of FOX's indemnification above the $10 million prepayment is necessarily dependent upon FOX's financial condition at the time of any claim with respect to such obligations. On August 20, 1996, FOX filed a Form 10-Q for its quarter ended June 30, 1996 in which it reported a writedown of $238.7 million in its investment in FoxMeyer Drug Company, its principal operating subsidiary. Primarily as a result of this writedown, the consolidated stockholder's equity of FOX was reported in its Form 10-Q for the quarter ended June 30, 1996 as a deficit of $88.4 million. As of December 31, 1996, this deficit was $83.0 million. On August 27, 1996, most of FOX's operating subsidiaries (including FoxMeyer Drug Company) filed for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in Delaware. Although FOX, the parent company, was not included in the Chapter 11 filing, the Chapter 11 filing has caused the Company to have increased concerns about FOX's ability to honor its remaining indemnification obligations to the Company. FOX is subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.

ITEM 2.  Properties


The Granite City Division.

The Granite City Division, located in Granite City, Illinois, has an effective steelmaking capacity of approximately 3.0 million tons. All steel at this Division is produced by continuous casting. The Granite City Division also uses ladle metallurgy to refine the steel chemistry to enable it to meet the exacting specifications of its customers. The Division's ironmaking facilities consist of two coke batteries and two blast furnaces. Finishing facilities include an 80 inch hot strip mill, a continuous pickler and two hot dip galvanizing lines. In 1996, the Granite City Division completed construction of a 270,000 ton coating facility to serve the construction market. This facility, known as Triple G, cost approximately $85.0 million. Granite City Division ships approximately 20% of its total production to the Midwest Division for finishing. Principal products of the Granite City Division include hot rolled, cold rolled, hot dipped galvanized, grain bin and high strength, low alloy steels.

The Granite City Division is located on 1,540 acres and employs 3,042 people. The Division's proximity to the Mississippi River and other interstate transit systems, both rail and highway, provides easy accessibility for receiving raw materials and supplying finished steel products to customers.


The Great Lakes Division.

The Great Lakes Division, located in Ecorse and River Rouge, Michigan, is an integrated facility engaged in steelmaking primarily for use in the automotive market with an effective steelmaking capacity of approximately 4.0 million tons. All steel at this Division is produced by continuous casting. The Division's ironmaking facilities consist of a rebuilt 85-oven coke battery and three blast furnaces. The Division also operates steelmaking facilities consisting of two basic oxygen process vessels, a vacuum degasser and a ladle metallurgy station. Finishing facilities include a hot strip mill, a skinpass mill, a shear line, a new high speed pickle line, a tandem mill, a batch annealing station, two temper mills, two customer service lines, and an electrolytic galvanizing line. The Great Lakes Division ships approximately 40% of its production to the Midwest Division for finishing. Principal products of the Great Lakes Division include hot rolled, cold rolled, electrolytic galvanized, and high strength, low alloy steels.

The Great Lakes Division is located on 1,100 acres and employs 3,717 people. The Division is strategically located with easy access to water, rail and highway transit systems for receiving raw materials and supplying finished steel products to customers.


The Midwest Division.

The Midwest Division, located in Portage, Indiana, finishes hot rolled bands produced at the Granite City and Great Lakes Divisions primarily for use in the automotive, construction and container markets. The Midwest Division's facilities include a continuous pickling line, two cold reduction mills, two continuous galvanizing lines, a 48 inch wide line which can produce galvanized or Galvalume(R) steel products and which services the construction market, and a 72 inch wide line which services the automotive market; finishing facilities for cold rolled products consisting of a batch annealing station, a sheet temper mill and a continuous stretcher leveling line, an electrolytic cleaning line, a continuous annealing line, two tin temper mills, two tin recoil lines, an electrolytic tinning line and a chrome line which services the container markets. In 1995, the Midwest Division commenced construction of a 270,000 ton coating line to serve the construction market. The line will cost approximately $70.0 million and is scheduled to be completed in the second quarter of 1998. In addition, during 1996, the Company began an expansion of the 72" galvanizing line. Principal products of the Midwest Division include tin mill products, hot dipped galvanized and Galvalume(R) steel, cold rolled, and electrical lamination steels.

The Midwest Division is located on 1,100 acres and employs 1,489 people. Its location provides excellent access to rail, water and highway transit systems for receiving raw materials and supplying finished steel products to customers.

In January 1997, the Company consolidated the Great Lakes Division and the Midwest Division into a single business enterprise in order to improve the planning and coordination of production at both plants.


National Steel Pellet Company

National Steel Pellet Company ("NSPC"), located on the western end of the Mesabi Iron Ore Range in Keewatin, Minnesota, mines, crushes, concentrates and pelletizes low grade taconite ore into iron ore pellets. NSPC operations include two primary crushers, ten primary mills, five secondary mills, a concentrator and a pelletizer. The facility has a current annual effective iron ore pellet capacity of over 5 million gross tons and has a combination of rail and vessel access to the Company's integrated steel mills.


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


Double G Coatings, L.P.

To continue to meet the needs of the growing construction market, the Company and an unrelated third party formed a joint venture to build and operate Double G Coatings, L.P. ("Double G"). Double G is a 270,000 ton per year hot dip galvanizing and Galvalume(R) steel facility near Jackson, Mississippi. The facility is capable of coating 48 inch wide steel coils with zinc to produce a product known as galvanized steel and with a zinc and aluminum coating to produce a product known as Galvalume(R) steel. Double G primarily serves the metal buildings segment of the construction market in the south central United States. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line time at the facility. The joint venture commenced production in the second quarter of 1994 and reached full operating capacity in 1995. The Company's steel substrate requirements are provided to Double G by the Great Lakes and Midwest Division.


ProCoil Corporation

ProCoil Corporation ("ProCoil"), a joint venture between the Company, Marubeni Corporation, Mitsubishi Corporation and NKK, located in Canton, Michigan, operates a steel processing facility which began operations in 1988 and a warehousing facility which began operations in 1992. The Company and Marubeni Corporation each own a 44% equity interest in ProCoil. ProCoil blanks, slits and cuts steel coils to desired lengths to service automotive market customers. In addition, ProCoil warehouses material to assist the Company in providing just-in-time delivery to customers. The Company is currently in the process of purchasing NKK Corporation's two percent interest in ProCoil.

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

All land (excluding certain unimproved land), buildings and equipment (excluding, generally, mobile equipment) that are owned in fee by the Company at the Great Lakes Division, Granite City Division and Midwest Division are subject to a lien securing the First Mortgage Bonds, with certain exceptions, including a vacuum degasser and a pickle line which service the Great Lakes Division, a continuous caster which services the Granite City Division and the corporate headquarters in Mishawaka, Indiana. Additionally, the Company has agreed to grant to the Voluntary Employee Benefit Association trust (the "VEBA Trust") a second mortgage on the No. 5 coke oven battery at the Great Lakes Division.

For a description of certain properties related to the Company's production of raw materials, see "Raw Materials" in Item 1 of this Form 10-K.

ITEM 3.  Legal Proceedings


In addition to the environmental matters discussed below, the Company is involved in various legal proceedings occurring in the normal course of its business. In the opinion of the Company's management, adequate provision has been made for losses which are likely to result from these actions.


Environmental Matters

CERCLA and State Superfund Proceedings

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. Currently, an inactive site located at the Great Lakes Division facility is listed on the Michigan Environmental Response Act Site List, but remediation activity has not been required by the Michigan Department of Environmental Quality ("MDEQ"). In addition, the Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") in a number of off-site CERCLA or state superfund site proceedings. The outcome of these proceedings is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company. The more significant of these matters are described below.

Buck Mine Complex. This is a proceeding involving a large site, located in Caspian, Michigan, called the Buck Mine Complex, two discrete portions of which were formerly owned or operated by a subsidiary of the Company. This subsidiary was subsequently merged into the Company. The Company received a notice of potential liability from the MDEQ with respect to this site on June 24, 1992. The Company's subsidiary had conducted mining operations at only one of these two parcels and had leased the other parcel to a mining company for numerous years. The MDEQ alleges that this site discharged and continues to discharge heavy metals into the environment, including the Iron River. Because the Company and approximately eight other PRPs have declined to undertake a remedial investigation and feasibility study, the MDEQ has advised the Company that it will undertake the investigation at this site and charge the costs thereof to those parties ultimately held responsible for the cleanup. The Company does not have complete information regarding the relationship of the other PRPs to the site, does not know the extent of the contamination or of any cleanup that may be required and, consequently, is unable to estimate its potential liability, if any, in connection with this site.

Ilada Energy Company Site. The Company and certain other PRPs have performed a removal action pursuant to an order issued by the United States Environmental Protection Agency ("EPA") under Section 106 of CERCLA at this waste oil/solvent reclamation site located in East Cape Girardeau, Illinois. The Company received a special notice of liability with respect to this site on December 21, 1988. The Company believes that there are approximately 63 PRPs identified at such site. Pursuant to an Administrative Order on Consent ("AOC"), the Company and other PRPs performed a remedial investigation and feasibility study ("RI/FS") at this site to determine whether the residual levels of contamination of soil and groundwater remaining after the removal action pose any threat to either human health or the environment and therefore whether or not the site will require further remediation. The PRPs submitted a draft RI/FS to EPA and the Illinois Environmental Protection Agency ("IEPA") and responded to the agencies' comments on that document. Discussions between the PRPs and the agencies are ongoing. In the course of performance of the RI/FS, a floating layer of material was discovered above the groundwater. The Company's position, which was recently sustained by both EPA and IEPA, is that this material is bulk aviation fuel and is not considered to be a hazardous substance as defined under CERCLA. Due to legal and factual uncertainties remaining at this site, the Company is unable to estimate its ultimate potential liability. To date, the Company has paid approximately $2 million for work and oversight costs.

Iron River (Dober Mine) Site. On July 15, 1994, the State of Michigan filed a complaint in the Circuit Court for Ingham County, Michigan against M.A. Hanna Company ("M.A. Hanna") seeking response costs in the amount of approximately $365,000, natural resource damages in the amount of approximately $2 million and implementation of additional response activities related to an alleged discharge in Iron County, Michigan, to the Iron and Brule Rivers of acid mine drainage. The State subsequently revised its response costs claim upward to approximately $487,000 and its natural resources damages claim upward to $4,600,000. Under the applicable statute, the State is also entitled to recover its attorneys' fees and litigation costs if it prevails. M.A. Hanna operated the Dober Mine pursuant to a management agreement with the Company. M.A. Hanna has requested that the Company defend and indemnify it and the Company has undertaken the defense of the State's claim. The Company, however, reserved the right to terminate such defense. The Company filed on behalf of M.A. Hanna an answer to the complaint denying liability at this site. On September 21, 1994 and November 9, 1994, respectively, the Company filed a third party complaint and an amended third party complaint naming a total of seven additional defendants. Additionally, on November 15, 1994, the Company negotiated a case management order with the State pursuant to which the court must rule on liability issues prior to addressing other aspects of the case. That order also stays the third party actions pending the court's decision regarding the liability issues. Subsequently, the court denied the Company's motion for summary disposition of the liability issues in the case. After some discovery, the court entered an order in November 1996 staying any further proceedings in this case while the Company engages in settlement negotiations with the State and some of the third party defendants. These settlement negotiations are ongoing.

Port of Monroe Site. In February 1992, the Company received a notice of potential liability from the MDEQ as a generator of waste materials at this landfill located in Monroe County, Michigan. The Company believes that there are approximately 80 other PRPs identified at this site. The Company's records indicate that it sent some material to the landfill. A draft RI/FS for remediation work has been prepared by the owner/operator PRPs and submitted to the MDEQ for its approval. The cost of this RI/FS was approximately $280,000. In March 1994, the MDEQ demanded reimbursement from the PRPs for its past and future response costs. The MDEQ has since agreed to accept $500,000 as reimbursement for its past response costs incurred through October 1993. This settlement has been embodied in a consent decree. The owner/operators of this site and certain of the generator/transporter PRPs (including the Company) have reached an agreement regarding an interim allocation that will generate sufficient funds to satisfy the PRPs' obligations under the above-described settlement with the MDEQ. The Company's share under this interim allocation is approximately $50,000, which amount has been paid to the State. The owner/operator PRPs have advised the Company orally that the overall cost of the remedy for the site is expected to be less than $10 million. However, the Company does not yet have sufficient information regarding the nature and extent of contamination at the site and the nature and extent of the wastes that the other PRPs have sent to the site to determine whether the $10 million estimate is accurate. Based on currently available information, the Company believes that its proportionate share of the ultimate liability at this site will be no more than 10% of the total costs.

Rasmussen Site. The Company and nine other PRPs have entered into a Consent Decree with the EPA in connection with this disposal site located in Livingston, Michigan. The Company received a general notice of liability with respect to this site on September 27, 1988. The Company believes that there are approximately 23 PRPs at this site. A record of decision selecting the final remedial action for this site was issued by the EPA in March 1991. The PRP steering committee has estimated that remediation costs are approximately $19.7 million. Pursuant to a participation agreement among the PRPs, the Company's share of such costs is 2.25%. Therefore, the Company's share of liability should be approximately $443,000. To date, the Company has paid approximately $275,000 of that amount.

Springfield Township Site. This is a proceeding involving a disposal site located in Springfield Township, Davisburg, Michigan in which approximately 22 PRPs have been identified. The Company received a general notice of liability with respect to this site on January 23, 1990. The Company and 11 other PRPs have entered into AOCs with the EPA for the performance of partial removal actions at such site and reimbursement of past response costs to the EPA. The Company's share of costs under the AOCs was

$48,000. On November 10, 1993, the EPA issued a unilateral order pursuant to
Section 106 of CERCLA requiring the PRP steering committee to implement the groundwater portion of the final remedy. The members of the PRP steering committee have entered into an agreement among themselves for the implementation of this unilateral order. Subject to a final determination by the EPA as to what must be included, a preliminary estimate by the PRP steering committee of the cost of such work is approximately $300,000. Additionally, the PRP steering committee and the MDEQ have negotiated an AOC pursuant to which the MDEQ will be reimbursed approximately $700,000 for its past response costs incurred through July 1993. The Company has paid its share of this settlement amount, which was approximately $11,000. The PRPs are currently negotiating with the EPA regarding the final remedial action at this site. The EPA and the PRP steering committee had originally estimated the cost to implement the final remedy at approximately $33 million and $20 million, respectively. Based upon this overall cost estimate, the Company had offered to pay $175,000 as its share of the costs to implement the final remedy. A proposed amendment to the Record of Decision has been submitted to the EPA which would allow greater post-remediation concentrations of PCBs to remain in the subsurface soil, and discussions relating to this amendment are ongoing. If approved by the EPA, the cost range for implementation of the final remedy would be between $3.3 million and $12.2 million. Settlement discussions among the various PRPs are also ongoing, and a tentative settlement has been reached. If that settlement is ultimately accepted by all parties, the Company's share of the remediation costs would be less than the Company's original $175,000 settlement offer.

Waste, Inc. Site. On December 30, 1994, the EPA notified the Company's Midwest Division that it was a PRP with respect to a site located in Michigan City, Indiana known as the Waste, Inc. Landfill Site. The EPA's correspondence noted that the Company may have contributed only a small amount of waste to this site and that the Company may be a de minimis PRP. The EPA has informed the Company that there are approximately 25 non de minimis PRPs, as well as approximately 200 de minimis PRPs, at this site. The EPA has estimated the cost of the remedy at this site to be between $16 and $16.5 million. The Company has been advised that EPA issued a Section 106 Unilateral Order to some non-de minimis PRPs to implement the remedy and that EPA is continuing to negotiate with those PRPs the terms of a buyout which EPA will ultimately offer to the de minimis parties, including the Company. When those negotiations are complete, EPA intends to initiate settlement negotiations with the de minimis PRPs.

FOX Sites

Remediation costs incurred by the Company at the following sites constitute environmental liabilities for which FOX has agreed to indemnify the Company. In accordance with the terms of an agreement between the Company and FOX, in January 1994, FOX paid the Company $10 million as an unrestricted prepayment for environmental obligations which may arise after such prepayment and for which FOX had previously agreed to indemnify the Company. FOX retained responsibility to indemnify the Company for any remaining environmental liabilities arising before such prepayment or arising after such prepayment and in excess of $10 million. However, the failure of FOX to satisfy any such indemnity obligations could have a material adverse effect on the Company's liquidity or results of operations. The Company's ability to fully realize the benefits of FOX's indemnification obligation is necessarily dependent upon FOX's financial condition at the time of any claim with respect to such obligations. FOX is subject to the informational requirements of the Exchange Act and, in accordance therewith, files reports and other information with the Commission. See "Environmental Matters" in Item 1 of this Form 10-K.

Buckeye Site. The EPA has notified the Company that it is one of a number of PRPs with respect to the Buckeye Site located in Belmont County, Ohio, and has requested the Company's voluntary participation in certain remedial actions. The Company and thirteen other PRPs have entered into a consent order with the EPA to perform collectively the remedial design pursuant to an AOC between the PRP group and the EPA which took effect on February 10, 1992. The Company's allocated share for the remedial design, as established by a participation agreement for the remedial design executed by the PRPs, is 4.63% for the first $1.6 million and 5.05% thereafter. The EPA and the PRP steering committee have estimated the total cost for the remedial design phase to be approximately $3 million. The EPA's proposed remediation activities with respect to the site are estimated to cost approximately $25 million. The PRPs are currently negotiating with EPA to reduce the scope of the remedy at the site and, therefore, the ultimate cost of remediation at this site cannot be estimated. In March 1994, the Company was served with a copy of a complaint filed in Federal District Court for the Southern District of Ohio, located in Columbus, Ohio, by Consolidation Coal Company, a former owner and operator of the site. Among other claims, the complaint seeks participation from the Federal Abandoned Mine Reclamation Fund, joinder of certain public entities, one of which delivered waste to the site, and damages and indemnity from current owners of the site. One count of the complaint names the Company and nine other industrial PRPs and seeks a determination of the allocation of responsibility among the alleged industrial generators involved with the site. On June 27, 1996 the Company entered into a Settlement Agreement with Consolidated Coal Company, Allegheny Ludlum Corporation, USX Corporation, Beazer East, Inc., SKF USA, Inc., Ashland, Inc., Aristech Chemical Corporation and the Pullman Company which resolved the litigation brought by Consolidated Coal Company with respect to the Buckeye Site. Under the terms of the settlement, the Company has agreed to pay
2.8 percent of the response costs associated with the Buckeye Site. The Settlement Agreement is contingent upon the Court's approval and entry of a Consent Decree with EPA.

Weirton Steel - Browns Island. In January 1993, the Company was notified that the West Virginia Division of Environmental Protection ("WVDEP") had conducted an investigation on Brown's Island, Weirton, West Virginia which was formerly owned by the Company's Weirton Steel Division and is currently owned by Weirton Steel Corporation ("WSC"). The WVDEP alleged that samples taken from four groundwater monitoring wells located at this site contained elevated levels of contamination. WVDEP informed WSC that additional investigation, possible groundwater and soil remediation, and on-site housecleaning were required at the site. WSC has spent approximately $210,000 to date on remediation of an emergency wastewater lagoon located on Brown's Island. WSC has sought reimbursement of that amount and is likely to seek reimbursement of any additional remediation costs involving the lagoon from the Company. The Company paid the $210,000 to WSC in February, 1997 and FOX has reimbursed the Company for that amount. In addition, assuming a site accepts the waste material, additional sums will be spent on disposal and backfilling. The WVDEP may require additional investigation or remediation at the Brown's Island facility in the future. In addition, WSC agreed to a three-year groundwater monitoring program of the Brown's Island facility. The Company receives copies of the results of that groundwater monitoring program. To date, no groundwater remediation has been required, and the Company cannot yet determine if remediation will be required in the future.

Weirton Steel - EPA Order. On September 16, 1996, EPA issued an administrative unilateral order under the Resource Conservation and Recovery Act ("RCRA"), requiring WSC to undertake certain investigative activities with regard to cleanup of possible environmental contamination on Weirton Steel property. WSC has informed the Company that the Mainland Coke Plant, Brown's Island, and the Avenue H Disposal Site are likely to be included within the areas of investigation required by EPA and that WSC considers these areas to be within the scope of certain indemnity provisions of the Assignment and Assumption Agreement between WSC and the Company. At this time, the Company is unable to determine the cost of the activities resulting from the EPA's unilateral order or the extent to which those activities will result in an indemnity obligation on the part of the Company.

Tex-Tin Site. On or about August 12, 1996 Amoco Chemical Company ("Amoco") filed a cost recovery and contribution civil suit pursuant to CERCLA Sections 107 and 113(f) in the United States District Court for the Southern District of Texas. Plaintiff Amoco has been involved in investigations of the contamination at the former Tex-Tin Superfund Site in Texas City, Galveston County, Texas, pursuant to an AOC entered into with the EPA. Plaintiff alleges that the Company is one of approximately 100 defendants jointly and severally liable under CERCLA
Section 107 for plaintiff's costs of those investigations and future response costs. Amoco has spent approximately $9 million pursuant to the AOC at the Tex-Tin Superfund Site. The Company is unable to ascertain the extent of its liability at the Tex-Tin site at this time, although waste-in lists indicate that the Company's former Weirton Steel Division sent less than 1 percent of the waste identified at the site.

Other Environmental Matters

The Company and its subsidiaries have been conducting steel manufacturing and related operations at numerous locations, including their present facilities, for over sixty years. Although the Company believes that it has utilized operating practices that were standard in the industry at the time, hazardous materials may have been released on or under these currently or previously owned sites. Consequently, the Company potentially may also be required to remediate contamination at some of these sites. The Company does not have sufficient information to estimate its potential liability in connection with any potential future remediation. However, based on its past experience and the nature of environmental remediation proceedings, the Company believes that if any such remediation is required, it will occur over an extended period of time.

In addition to the aforementioned proceedings, the Company is or may be involved in proceedings with various regulatory authorities which may require the Company to pay various fines and penalties relating to violations of environmental laws and regulations, comply with applicable standards or other requirements or incur capital expenditures to add or change certain pollution control equipment or processes. These proceedings are described below:

Granite City Division - Alleged Air Violations. On or about March 2, 1995, the Company received Notices of Violation ("NOVs") and Findings of Violation ("FOVs") issued by the EPA covering alleged violations of various air emission requirements at the Granite City Division basic oxygen furnace shop, coke oven batteries and by-products plant. On or about February 6, 1996, the EPA filed an administrative complaint proposing a penalty assessment of approximately $125,000 with respect to the alleged violations at the coke oven battery and the by-products plant. The Company responded by requesting an administrative hearing to resolve outstanding legal and factual issues and also requested an informal settlement conference. EPA also issued to the Company a Request for Information under the Clean Air Act pursuant to which the Company was required to, and did, conduct visible emission observations at the stack of the basic oxygen furnace shop through June 30, 1996.

Great Lakes Division - Coke Oven By-Products Plant. On or about February 24, 1997, the Company received an FOV issued by the EPA that alleges certain violations of labeling, equipment and monitoring requirements at the Great Lakes Division Coke Oven By-Products Plant. No demand for penalties or sanctions was set forth in the FOV. A conference has been scheduled with the EPA to discuss the allegations.

Great Lakes Division - Multimedia Inspection. Representatives from the EPA National Enforcement Investigation Center ("NEIC") conducted a two-week, multimedia inspection of the Company's Great Lakes facility in April 1996. Similar NEIC investigations have been conducted at other industrial facilities over the past year, including a significant number in the iron and steel industry. At the close of the inspection, the NEIC presented a preliminary list of enforcement issues and questions. The Company is in the process of evaluating the NEIC's preliminary findings and has taken action to address a number of the issues.

Great Lakes Division - Opacity Notice of Violation. The EPA issued an NOV to the Company's Great Lakes Division on or about August 28, 1995, alleging violations of specified opacity regulations at the Division's A blast furnace and basic oxygen furnace shop. The Company requested a conference with EPA, which was held on September 25, 1995. No demand or proposal for penalties or other sanctions was contained in the NOV.

Great Lakes Division Outfalls Proceedings. The United States Coast Guard ("USCG") has issued or proposes to issue a number of penalty assessments with respect to alleged oil discharges at certain outfalls at the Company's Great Lakes Division facility. The Company has appealed many of the USCG's determinations, has paid amounts in settlement of a few, and is engaged in settlement discussions with respect to the others. The Company believes that its aggregate exposure with respect to these proposed penalty assessments is not expected to exceed $500,000.

The MDEQ, in April 1992, notified the Company of a potential enforcement action alleging approximately 63 exceedances of limitations at the outfall at the 80-inch hot strip mill. In July 1994, the MDEQ requested that the Company submit a comprehensive plan for addressing oil discharges from the 80-inch hot strip mill. The Company submitted the proposed plan in August 1994, and the plan was fully implemented by February 1995. The Company has proposed to MDEQ that it will perform a preliminary engineering and treatability study with respect to alternate control systems while it simultaneously evaluates the effectiveness of the comprehensive plan. Under this proposal, the Company would continue with the installation of alternate control systems only if the comprehensive plan proved to be unsuccessful. By letter dated June 28, 1995, the MDEQ accepted the Company's proposal and, by subsequent correspondence, proposed a one year demonstration period commencing on July 15, 1995, which has since been completed. By letter of May 28, 1996, the MDEQ sent the Company a draft consent order to address compliance issues at the 80-inch hot strip mill. Subsequently, on June 17, 1996, representatives of the Company, the MDEQ and the USCG met to discuss settlement. At that meeting, the Company presented evidence that no further control equipment is necessary at the 80-inch hot strip mill. Additionally, at this meeting, the MDEQ made an initial penalty demand of $350,000. Settlement negotiations are ongoing. In the event that the Company's comprehensive plan were to prove unsuccessful in addressing the MDEQ's concerns, the cost of installation of alternative control systems would be approximately $13 million.

On February 5, 1997, the State of Michigan filed a complaint in the Circuit Court for the 30th Judicial District, Ingham County, Michigan, against the Company's Great Lakes Division alleging approximately 75 violations of limitations contained in two NPDES water discharge permits covering the Zug Island and Main Plant facilities. The complaint seeks (i) to enjoin the Company from discharging substances into the water in violation of Michigan law, (ii) fines of not less than $2,500 and not more than $25,000 per day of violation, and (iii) attorneys fees and costs incurred by the State. Settlement discussions are ongoing.

Great Lakes Division - Wayne County Air Pollution Control Department. Since January 1992, the Wayne County Air Pollution Control Department ("Wayne County") has issued approximately 109 NOVs to the Company in connection with alleged exceedances of emission standards and work practice standards covering various process and fugitive emission sources at the Company's Great Lakes Division. Wayne County and the Company currently have negotiated a consent order to resolve approximately 68 of these NOVs. Pursuant to the terms of the consent order, the Company has paid a $250,000 penalty and will implement an environmental credit program valued at $250,000. The consent order was executed by the parties and was effective December 15, 1996. There has been no activity with respect to the other 41 NOVs.

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

Subsequent to the sale of the Isabella Mine to Global, Global extracted coal from a refuse pile at the mine, and in doing so, disturbed reclamation work NMC had previously performed. Global was ultimately unable to profitably operate the Isabella Mine at a profit and subsequently defaulted on its agreements to NMC. Global and its contractors abandoned the site in October 1995. The DEP subsequently took enforcement actions against Global and its contractors for unabated discharges of mine drainage as well as other violations associated with reclamation obligations at the Isabella site. The enforcement actions were unsuccessful in eliminating the environmental violations at the site. On August 13, 1996, the DEP revoked the mining permit for the Isabella Mine held by Global. Additionally, on November 1, 1996, the DEP issued a notice of forfeiture with respect to the $1,200,000 reclamation bond posted by NMC. NMC has appealed this forfeiture to the Environmental Hearing Board. NMC has presented DEP with a plan pursuant to which NMC would perform reclamation of the site, in lieu of the forfeiture of the bond. Negotiations are ongoing.

Granite City Division - Illinois Environmental Protection Agency Violation Notice. On October 18, 1996, the Illinois Environmental Protection Agency ("IEPA") issued a Violation Notice alleging (i) releases to the environment between 1990 and 1996; (ii) violations of solid waste requirements; and (iii) violations of the National Pollutant Discharge Elimination System ("NPDES") water permit limitations, at the Company's Granite City Division. No demand or proposal for penalties or other sanctions was contained in the Notice; however, the Notice does contain a recommendation by IEPA that the Company conduct an investigation of these releases and, if necessary, remediate any contamination discovered during that investigation. The Company responded to the Notice on December 4, 1996. Discussions between the Company and IEPA are ongoing.

In connection with certain of these proceedings, the Company has only commenced investigation or otherwise does not have sufficient information to estimate its potential liability, if any. Although the outcomes of the proceedings described above or any fines or penalties that may be assessed in any such proceedings, to the extent that they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company does not believe that any such outcomes, fines or penalties, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company's accrued environmental liabilities at December 31, 1996 and December 31, 1995 were $21.6 million, and $18.6 million, respectively.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

Executive Officers of the Registrant

The following sets forth certain information with respect to the executive officers of the Company. Executive officers are elected by the Board of Directors of the Company generally, at the first meeting of the Board after each annual meeting of stockholders. Officers of the Company serve at the discretion of the Board of Directors and are subject to removal at any time.

Osamu Sawaragi, Chairman of the Board and Chief Executive Officer. Mr. Sawaragi, age 68, has been a Director of the Company since June 1990 and was elected Chairman in 1994. In August 1996, Mr. Sawaragi was appointed to the position of Chief Executive Officer. Prior thereto he was employed by NKK as a Director beginning in 1984, Managing Director in 1986, Senior Managing Director in 1989, Executive Vice President from 1990 to 1994 and Senior Counsel from 1994 to 1996.

John A. Maczuzak, President and Chief Operating Officer. Mr. Maczuzak, age 55, joined the Company as Vice President and General Manager - Granite City Division in May 1996. He was appointed Executive Vice President and Acting Chief Operating Officer in August 1996. On December 10, 1996 Mr. Maczuzak was appointed to his present position. Mr. Maczuzak was formerly employed by ProTec Coating Company as General Manager and has more than 31 years of broad based experience in the steel industry.

Hiroshi Matsumoto, Executive Vice President, Corporate Planning and Development. Mr. Matsumoto, age 45, joined the Company as Vice President and Assistant to the Chief Operating Officer in June 1994, following eighteen years with NKK. In July 1995, Mr. Matsumoto was appointed Vice President - Business and Strategic Planning. He was appointed to his present position in February 1996. Mr. Matsumoto served as manager of NKK's corporate planning department from 1982 to 1986. For the following three years, he was a guest fellow at The Brookings Institution, lecturing on "The Trade Balance Between Japan and the United States-Problems and Solutions." In 1989 he was appointed to serve as the first senior representative in the Washington D.C. office of NKK's American subsidiary, NKK America Inc.

Bernard D. Henely, Senior Vice President and General Counsel. Mr. Henely, age 53, joined the Company as Vice President and General Counsel in September 1995. He was appointed to his present position in February 1996. Mr. Henely was formerly employed by Clark Equipment Company for over twenty-five years, where he served as Vice President and General Counsel from 1984 to 1995.

George D. Lukes, Jr., Senior Vice President - Quality Assurance, Technology and Production Planning. Mr. Lukes, age 50, joined the Company in June 1994 to fill the newly created position of Vice President-Quality Assurance and Customer Satisfaction. He was appointed to his present position in February 1996. Mr. Lukes had previously been employed by U.S. Steel since 1968. He served in a succession of process, product and administrative metallurgical posts before being appointed Manager-Quality Assurance at U.S. Steel's Fairless Works in 1983.

David A. Pryzbylski, Senior Vice President - Administration and Secretary. Mr. Pryzbylski, age 47, joined the Company in June 1994 as Vice President-Human Resources and Secretary. He was appointed to his present position in February 1996. Mr. Pryzbylski had previously been employed by U.S. Steel since 1979. He held a number of management positions at steel and mining operations, serving since 1987 as Senior Human Resource Manager at its Gary Works facility.

David L. Peterson, Group Vice President - Regional Operations. Mr. Peterson, age 46, joined the Company in June 1994 as Vice President and General Manager - Great Lakes Division. In January 1997 he was appointed to the position of Group Vice President - Regional Operations which includes the Great Lakes and the Midwest Divisions. Mr. Peterson had formerly been employed by U.S. Steel since 1971. He was promoted to the plant manager level at U.S. Steel in 1988 and directed all operating functions from cokemaking to sheet and tin products. In 1988 he was named Plant Manager - Primary Operations at U.S. Steel's Gary Works facility.

Robert G. Pheanis, Vice President and General Manager - Midwest Division. Mr. Pheanis, age 61, joined the Company in June 1994 as Vice President and General Manager - Midwest Division. Mr. Pheanis formerly served in various management positions at U.S. Steel at the Gary Works facility for 35 years and in 1992 was named its Plant Manager - Finishing Operations, with responsibility for its total hot rolled, sheet and tin operations.

James H. Squires, Vice President and General Manager - Granite City Division. Mr. Squires, age 58, began his career with the Company in 1956 as a laborer in the blast furnace area and went on to hold numerous positions as an hourly worker. In 1964, he accepted a salaried position and advanced through the operating organization. In October 1996, Mr. Squires was appointed to his current position.

Joseph R. Dudak, Vice President, Strategic Sourcing. Mr. Dudak, age 49, began his career with the Company as an engineer at the Midwest Division in 1970. In 1973, he moved to the Granite City Division and served as Superintendent of Energy Management & Utilities from 1977 until moving to corporate headquarters in 1981. He served as Director of Energy & Environmental Affairs from 1981 to 1994, when he was appointed to his present position.

William E. Goebel, Vice President, Marketing and Sales. Mr. Goebel, age 57, joined the Company in 1968 following employment with Morgan Guaranty Trust Company and Bethlehem Steel Corporation. After assignments in the Company's New York and Philadelphia district sales offices, he moved to the Great Lakes Division as a Product Manager-Cold Rolled in 1979. He transferred to the corporate marketing and sales department in 1981, holding a succession of management posts before assuming the Company's top marketing and sales post in 1993.

William E. McDonough, Acting Chief Financial Officer and Treasurer. Mr. McDonough, age 38, began his career with the Company in 1985 in the financial department. He has held various positions of increasing responsibility including Assistant Treasurer and Manager, Treasury Operations and was promoted to Treasurer in December 1995. In July 1996, Mr. McDonough was appointed Acting Chief Financial Officer.

Carl M. Apel, Controller. Mr. Apel, age 41, joined the Company in 1986. Mr. Apel has served in various management capacities of increasing responsibility within the Company's financial organization including Manager, General Accounting and Internal Control at the Company's Midwest Division prior to being promoted to Controller in 1992.

                                    PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The information required by this item is included on page 42 of the registrant's Annual Report to the Shareholders for the fiscal year ended December 31, 1996 and is incorporated herein by reference.


ITEM 6.  Selected Financial Data

The information required by this item is included on page 16 of the registrant's Annual Report to the Shareholders for the fiscal year ended December 31, 1996 and is incorporated herein by reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included on pages 17 through 21 of the registrant's Annual Report to the Shareholders for the fiscal year ended December 31, 1996 and is incorporated herein by reference.


ITEM 8.  Financial Statements and Supplementary Data

The information required by this item is included on pages 22 through 40 of the registrant's Annual Report to the Shareholders for the fiscal year ended December 31, 1996 and is incorporated herein by reference.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III



ITEM 10.  Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference from the section captioned "Executive Officers" in Part I of this report and from the sections captioned "Information Concerning Nominees for Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.


ITEM 11.  Executive Compensation

The information required by this Item is incorporated by reference from the sections captioned "Executive Compensation", "Summary Compensation Table", "Stock Option Tables", "Option Grants in 1996", "Aggregated Option Exercises in 1996 and December 31, 1996 Option Values", "Pension Plans", "Pension Plan Table", "Employment Agreements" and "Compensation of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the sections captioned "Security Ownership of Directors and Management" and "Additional Information Relating to Voting Securities" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.


ITEM 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the section captioned "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

                                    PART IV


ITEMS 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

    The following is an index of the financial statements, schedule and exhibits included in this Report or incorporated herein by reference.

    (1) Financial Statements

    NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                                                                           Page
                                                                           ----

    Consolidated Statements of Income for the years ended
      December 31, 1996, 1995 and 1994 ...................................   *

    Consolidated Balance Sheets as of December 31, 1996, and
      December 31, 1995 ..................................................   *

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994 ...................................   *

    Consolidated Statements of Shareholders' Equity and
      Redeemable Preferred Stock -Series B for the years
      ended December 31, 1996, 1995 and 1994 .............................   *

    Notes to Consolidated Financial Statements (Including
      Quarterly Financial Data) ..........................................   *


    (2) Consolidated Financial Statement Schedule

The following consolidated financial statement schedule of National Steel Corporation and Subsidiaries is filed as a part of this Report:

    Schedule II  --  Valuation and Qualifying Accounts and
      Reserves, years ended December 31, 1996, 1995 and 1994 .............  F-1

* Incorporated in Item 8 of this Report by reference from pages 22 to 40, inclusive, of the Company's 1996 Annual Report to Stockholders referred to below which pages are filed with this Report as Exhibit 13. With the exception of those pages, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item. The Schedule listed above should be read in conjunction with the consolidated financial statements in such 1996 Annual Report to Stockholders.

    Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons accounted for by the equity method have been omitted because considered in the aggregate as a single subsidiary they do not constitute a significant subsidiary.

    (3)  Exhibits

See the attached Exhibit Index. Items 10-N, 10-O, 10-P, 10-CC, 10-DD, 10-EE, 10-FF, 10-GG, 10-HH, 10-II, 10-KK, 10-LL and 10-MM are management contracts or compensatory plans or arrangements.

 (b) Reports on Form 8-K:

     During the quarter ended December 31, 1996, no reports on Form 8-K were filed by the Company.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mishawaka, State of Indiana, on March 14, 1997.


                                NATIONAL STEEL CORPORATION

                                By: /s/ William E. McDonough
                                    --------------------------------------------
                                        William E. McDonough
                                    Acting Chief Financial Officer and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 14, 1997.

          Name                                  Title
          ----                                  -----

/s/ Osamu Sawaragi              Director; Chairman of the Board and Chief
-------------------------       Executive Officer
    Osamu Sawaragi


/s/ Kenichiro Sekino            Director
-------------------------
    Kenichiro Sekino


/s/ Yoshiharu Onuma             Director
-------------------------
    Yoshiharu Onuma


/s/ Frank J. Lucchino           Director
-------------------------
    Frank J. Lucchino


/s/ Bruce K. MacLaury           Director
-------------------------
    Bruce K. MacLaury


/s/ Keiichiro Sakata            Director
-------------------------
    Keiichiro Sakata


/s/ Susumu Terao                Director; Director of Finance
-------------------------
    Susumu Terao


/s/ William E. McDonough        Acting Chief Financial Officer and Treasurer
-------------------------
    William E. McDonough


/s/ Carl M. Apel                Controller
------------------------
    Carl M. Apel

                                 Exhibit Index


Except for those exhibits which are incorporated by reference, as indicated below, all exhibits are being filed along with this Form 10-K.

Exhibit
Number                          Exhibit Description
------                          -------------------

 2-A Assets Purchase Agreement between Weirton Steel Corporation and the Company, dated as of April 29, 1983, together with collateral agreements incident to such Assets Purchase Agreement, filed as
          Exhibit 2-A to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

 2-B Stock Purchase Agreement by and among NKK Corporation, National Intergroup, Inc. and the Company, dated August 22, 1984, together with certain collateral agreements incident to such Stock Purchase Agreement and certain schedules to such agreements, filed as Exhibit 2-B to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

 2-C Stock Purchase and Recapitalization Agreement by and among National Intergroup, Inc., NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and the Company, dated as of June 26, 1990, filed as
          Exhibit 2-C to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

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

 3-B      Form of Amended and Restated By-laws of the Company.

 4-A NSC Stock Transfer Agreement between National Intergroup, Inc., the Company, NKK Corporation and NII Capital Corporation dated December 24, 1985, filed as Exhibit 4-A to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

 4-B Certificate of Designation of Series A Preferred Stock dated June 26, 1990, filed as Exhibit 4-B to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

 4-C Certificate of Designation of Series B Preferred Stock dated June 26, 1990, filed as Exhibit 4-C to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

 4-D The Company is a party to certain long term debt agreements where the amount involved does not exceed 10% of the Company's total assets. The Company agrees to furnish a copy of any such agreement to the Commission upon request.

10-A Amended and Restated Lease Agreement between the Company and Wilmington Trust Company, dated as of December 20, 1985, relating to the Electrolytic Galvanizing Line, filed as Exhibit 10-A to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-B Lease Agreement between The Connecticut National Bank as Owner Trustee and Lessor and National Acquisition Corporation as Lessee dated as of September 1, 1987 for the Ladle Metallurgy and Caster Facility located at Ecorse, Michigan, filed as Exhibit 10-B to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-C Lease Supplement No. 1 dated as of September 1, 1987 between The Connecticut National Bank as Owner Trustee and National Acquisition Corporation as the Lessee for the Ladle Metallurgy and Caster Facility located at Ecorse, Michigan, filed as Exhibit 10-C to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-D Lease Supplement No. 2 dated as of November 18, 1987 between The Connecticut National Bank as Owner Trustee and National Acquisition Corporation as Lessee for the Ladle Metallurgy and Caster Facility located at Ecorse, Michigan, filed as Exhibit 10-D to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-E Purchase Agreement dated as of March 25, 1988 relating to the Stinson Motor Vessel among Skar-Ore Steamship Corporation, Wilmington Trust Company, General Foods Credit Investors No. 1 Corporation, Stinson, Inc. and the Company, and Time Charter between Stinson, Inc. and the Company, filed as Exhibit 10-E to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

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

10-H Put Agreement by and among NII Capital Corporation, NKK U.S.A. Corporation and the Company, dated June 26, 1990, filed as Exhibit 10-H to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

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

10-K Second Amendment to Subordinated Loan Agreement, dated December 29, 1992, between NUF Corporation and the Company, filed as Exhibit 10-S to the annual report of the Company on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10-L Amended and Restated Loan Agreement, dated October 30, 1992, between NUF Corporation and the Company filed as Exhibit 10-T to the annual report of the Company on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10-M First Amendment to Amended and Restated Loan Agreement dated February 1, 1993, between NUF Corporation and the Company filed as Exhibit 10-U to the annual report of the Company on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

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

10-R      Form of Indemnification Agreement.

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

10-Y Receivables Purchase Agreement, dated as of March 16, 1994, between the Company and National Steel Funding Corporation, filed as exhibit 10-A to the quarterly report of the Company on Form 10-Q/A for the quarter ended June 30, 1994, is incorporated herein by reference.

10-Z Amendment Number One to the Receivables Purchase Agreement, dated as of May 31, 1995, between the Company and National Steel Funding Corporation, filed as exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.

10-AA Third Amendment to Amended and Restated Loan Agreement dated August 2, 1995, between NUF Corporation and the Company, filed as exhibit 10-A to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

10-BB Agreement for the Transfer of Employees by and between NKK Corporation and the Company, dated as of May 1, 1995, filed as Exhibit 10-CC to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-CC Employment contract dated April 30, 1996 between National Steel Corporation and V. John Goodwin, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

10-DD Employment contract dated April 30, 1996 between National Steel Corporation and Bernard D. Henely, filed as Exhibit 10-B to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

10-EE Employment contract dated April 30, 1996 between National Steel Corporation and George D. Lukes, filed as Exhibit 10-C to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

10-FF Employment contract dated April 30, 1996 between National Steel Corporation and David L. Peterson, filed as Exhibit 10-D to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

10-GG Employment contract dated December 11, 1996 between National Steel Corporation and Robert G. Pheanis.

10-HH Employment contract dated April 30, 1996 between National Steel Corporation and David A. Pryzbylski, filed as Exhibit 10-F to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

10-II Employment contract dated May 1, 1996 between National Steel Corporation and John A. Maczuzak, filed as Exhibit 10-G to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

10-JJ Amendment No. 2 and Consent to the Receivables Purchase Agreement, dated as of July 18, 1996, among the Company, National Steel Funding Corporation and Morgan Guaranty Trust Company of New York, filed as
          Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

10-KK Supplement to Employment contract dated July 30, 1996 between National Steel Corporation and George D. Lukes, filed as Exhibit 10-B to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

10-LL Supplement to Employment contract dated July 30, 1996 between National Steel Corporation and David L. Peterson, filed as Exhibit 10-C to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

10-MM Employment contract dated December 11, 1996 between National Steel Corporation and Osamu Sawaragi.

10-NN Amendment No. 1 to Agreement for the Transfer of Employees by and between the Company and NKK Corporation.

13 Portions of the Company's 1996 Annual Report to Stockholders which are incorporated by reference into this Form 10-K.

21        List of Subsidiaries of the Company.

23        Consent of Independent Auditors.

27        Financial Data Schedule.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Thousands of Dollars)


          COLUMN A                      COLUMN B                  COLUMN C                    COLUMN D        COLUMN E
          --------                     -----------    ----------------------------------     -----------    -------------
                                                                  ADDITIONS
                                                      ----------------------------------
                                       Balance at                           Charged to
                                       Beginning         Charged to        Other Accounts -  Deductions -    Balance at
     Description                       of Period      Costs and Expense      Describe         Describe      End of Period
     -----------                       -----------    -----------------    --------------    -----------    -------------
Year Ended December 31, 1996
----------------------------

RESERVES DEDUCTED FROM ASSETS
 Allowances and discounts on trade
  notes and accounts receivable          $ 19,986           $23,560 (1)      $    ----         $22,226 (3)     $ 21,320
 Valuation allowance on deferred
  tax assets                              159,400             ----              (33,900) (2)     ----           125,500

Year Ended December 31, 1995
----------------------------

RESERVES DEDUCTED FROM ASSETS
 Allowances and discounts on trade
  notes and accounts receivable          $ 15,185           $21,046 (1)      $    ----         $16,245 (3)     $ 19,986
 Valuation allowance on deferred
  tax assets                              208,000             ----              (48,600) (2)     ----           159,400

Year Ended December 31, 1994
----------------------------

RESERVES DEDUCTED FROM ASSETS
 Allowances and discounts on trade
  notes and accounts receivable          $ 21,380           $28,504 (1)      $    ----         $34,699 (3)     $ 15,185
 Valuation allowance on deferred
  tax assets                              263,200             ----              (55,200) (2)     ----           208,000


NOTE 1 - Provision for doubtful accounts of $2,748, $4,854 and $(3,155) for 1996, 1995 and 1994, respectively and other charges consisting primarily of claims for pricing adjustments and discounts allowed.
NOTE 2 -  Represents the increase or (decrease) in the net deferred tax asset.
NOTE 3 - Doubtful accounts charged off, net of recoveries, claims and discounts allowed and reclassification to other assets.