Form 10-K/A
period 1996-12-31
NATIONAL STEEL CORP
filed 1997-04-11
CIK 70578

                                     1996

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

Exhibit 13 to Registrant's Form 10-K for the Fiscal Year Ended December 31, 1996 is hereby amended as follows:

     In the table of Pension Expense which appears at page 30 in Note D - PENSIONS, the Interest Cost for 1996 is changed from "11,364" to "111,364".

A complete copy of Exhibit 13, including this correction, is attached as an exhibit to this Form 10-K/A.







                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NATIONAL STEEL CORPORATION


                                By: /s/ William E. McDonough
                                    --------------------------------------------
                                    William E. McDonough
                                    Acting Chief Financial Officer and Treasurer