Form 10-Q
period 1997-03-31
NATIONAL STEEL CORP
filed 1997-05-14
CIK 70578

                                                                            1997
                                                                   First Quarter


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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


                    219-273-7000
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No
                                        ----        -----

As of April 30, 1997, there were 22,100,000 shares of Registrant's Class A Common Stock, $.01 par value, and 21,188,240 shares of Registrant's Class B Common Stock, $.01 par value, outstanding.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                         PAGE
                                                        ----



     Statements of Consolidated Income -
      Three Months Ended March 31, 1997 and 1996          3


     Consolidated Balance Sheets -
      March 31, 1997 and December 31, 1996                4


     Statements of Consolidated Cash Flows -
      Three Months Ended March 31, 1997 and 1996          5


     Statements of Changes in Consolidated
      Stockholders' Equity and Redeemable
      Preferred Stock-Series B -
      Three Months Ended March 31, 1997 and
      Year Ended December 31, 1996                        6


     Notes to Consolidated Financial Statements           7


     Management's Discussion and Analysis of
      Financial Condition and Results of Operations      10



PART II.  OTHER INFORMATION


     Legal Proceedings                                   14


     Exhibits and Reports on Form 8-K                    15

                        PART I. - FINANCIAL INFORMATION



NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)




                                                            Three Months
                                                           Ended March 31,
                                                          1997        1996
                                                        ---------   ---------

Net Sales                                               $757,618    $682,143

Cost of products sold                                    654,293     628,920
Selling, general and administrative                       31,569      31,413
Depreciation, depletion and amortization                  35,151      36,288
Equity income of affiliates                                  (94)     (2,287)
                                                        --------    --------
Income (Loss) from Operations                             36,699     (12,191)

Financing Costs:
  Interest and other financial income                     (1,715)     (1,896)
  Interest and other financial expense                     9,889      10,667
                                                        --------    --------
                                                           8,174       8,771
                                                        --------    --------

Income (Loss) before Income Taxes                         28,525     (20,962)

Income tax provision (credit)                              2,639      (5,387)
                                                        --------    --------

Net Income (Loss)                                         25,886     (15,575)
Less preferred stock dividends                             2,741       2,742
                                                        --------    --------

  Net income (loss) applicable to Common Stock          $ 23,145    $(18,317)
                                                        ========    ========

Per Share Data Applicable to Common Stock:

Net Income (Loss) Applicable to Common Stock            $    .53    $  (0.42)
                                                        ========    ========

Weighted average shares outstanding (in thousands)        43,288      43,288



See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

                                                       March 31,    December 31,
Assets                                                    1997          1996
                                                       ----------   ------------
Current assets
 Cash and cash equivalents                             $  135,003    $  109,041
Receivables - net                                         288,142       279,889
Inventories - net:
  Finished and semi-finished products                     301,660       295,952
  Raw materials and supplies                              110,089       140,009
                                                       ----------    ----------
                                                          411,749       435,961
                                                       ----------    ----------
    Total current assets                                  834,894       824,891

Investments in affiliated companies                        59,648        65,399

Property, plant and equipment                           3,709,305     3,664,597
 Less allowances for depreciation, depletion
  and amortization                                      2,245,443     2,209,079
                                                       ----------    ----------
                                                        1,463,862     1,455,518
Other assets                                              205,026       201,247
                                                       ----------    ----------
      Total Assets                                     $2,563,430    $2,547,055
                                                       ==========    ==========


Liabilities, Redeemable Preferred Stock and
  Stockholders' Equity

Current liabilities
 Accounts payable                                      $  222,830    $  234,892
 Accrued liabilities                                      312,683       301,176
 Current portion of long term obligations                  38,538        37,731
                                                       ----------    ----------
    Total current liabilities                             574,051       573,799

Long term obligations                                     314,714       323,550
Long term indebtedness to related parties                 139,160       146,744
Other long term liabilities                               857,285       847,512

Redeemable Preferred Stock - Series B                      63,155        63,530

Stockholders' equity
 Common Stock - par value $.01:
  Class A - authorized 30,000,000 shares, issued
    and outstanding 22,100,000                                221           221
  Class B - authorized 65,000,000 shares; issued
    and outstanding 21,188,240                                212           212
Preferred Stock - Series A                                 36,650        36,650
Additional paid-in-capital                                465,359       465,359
Retained earnings                                         112,623        89,478
                                                       ----------    ----------
    Total stockholders' equity                            615,065       591,920
                                                       ----------    ----------
      Total Liabilities, Redeemable Preferred Stock
        and Stockholders' Equity                       $2,563,430    $2,547,055
                                                       ==========    ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                            1997       1996
                                                         ---------  ----------
Cash Flows from Operating Activities
Net Income (loss)                                        $ 25,886    $(15,575)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation, depletion and amortization                 35,151      36,288
  Carrying charges related to facility sales
   and plant closings                                       3,679       5,596
  Equity income of affiliates                                 (94)     (2,287)
  Dividends from affiliates                                 6,808       4,375
  Postretirement benefits                                   9,795      14,004
  Deferred income taxes                                    (5,400)     (5,400)
Cash provided (used) by working capital items:
  Receivables                                              (8,253)     45,604
  Inventories                                              24,212        (260)
  Accounts Payable                                        (12,062)    (14,489)
  Accrued Liabilities                                      11,434      (3,960)
Other                                                        (757)     (2,878)
                                                         --------    --------
      Net Cash Provided by Operating Activities            90,399      61,018

Cash Flows From Investing Activities
  Purchases of plant and equipment (net)                  (42,975)    (31,236)
                                                         --------    --------
      Net Cash Used in Investing Activities               (42,975)    (31,236)

Cash Flows From Financing Activities
  Debt Repayment                                          (15,613)    (14,981)
  Payment of released Weirton benefit liabilities          (2,806)     (3,763)
  Dividend payments on Preferred Stock-Series A            (1,014)     (1,015)
  Dividend payments on Preferred Stock-Series B              (210)      -----
  Payment of unreleased Weirton liabilities and
   their release in lieu of cash dividends on
    Preferred Stock-Series B                               (1,819)     (2,031)
                                                         --------    --------
      Net Cash Used in Financing Activities               (21,462)    (21,790)
                                                         --------    --------

Net Increase in Cash And Cash Equivalents                  25,962       7,992
Cash and cash equivalents at the beginning of
 the period                                               109,041     127,616
                                                         --------    --------
Cash and cash equivalents at the end of the
 period                                                  $135,003    $135,608
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





                                        Common   Common   Preferred  Additional             Total           Redeemable
                                        Stock -  Stock -  Stock -    Paid-In     Retained   Stockholders'   Preferred Stock -
                                        Class A  Class B  Series A   Capital     Earnings   Equity          Series B
                                        -------  -------  ---------  ----------  ---------  --------------  -----------------

BALANCE AT JANUARY 1, 1996                 $221     $212    $36,650    $465,359  $ 54,115        $556,557             $65,030
Net income                                                                         44,557          44,557
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                         1,500           1,500              (1,500)
Cumulative dividends on Preferred
 Stock - Series A and B                                                           (12,459)        (12,459)
Minimum pension liability                                                           1,765           1,765
                                           ----     ----    -------    --------  --------        --------             -------
BALANCE AT DECEMBER 31, 1996                221      212     36,650     465,359    89,478         591,920              63,530
Net income                                                                         25,886          25,886
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                           375             375                (375)
Cumulative dividends on Preferred
 Stock - Series A and B                                                            (3,116)         (3,116)
                                           ----     ----    -------    --------  --------        --------             -------
BALANCE AT MARCH 31, 1997                  $221     $212    $36,650    $465,359  $112,623        $615,065             $63,155
                                           ====     ====    =======    ========  ========        ========             =======




See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature. The financial results presented for the three month period ended March 31, 1997 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K") contains additional information and should be read in conjunction with this report.


NOTE 2 - SUBSEQUENT EVENTS

On April 1, 1997, the Company closed the sale of its 21.73% minority equity interest in Iron Ore Company of Canada ("IOC") to North Limited, an Australian mining and metals company ("North"). The Company received approximately $85 million from North in exchange for its interest in IOC and will report an after-tax gain of approximately $25 million, or $0.58 per share, during the second quarter of 1997. The Company will continue to purchase iron ore from IOC pursuant to the terms of long-term supply agreements.

On April 18, 1997, the Company announced that it has reached an agreement in principle to sell its coke oven battery servicing its Great Lakes Division and other related assets, including coal inventories, to a subsidiary of DTE Energy Company. As part of the arrangement, the Company has agreed to operate the battery and will purchase the majority of the coke produced from the battery for a twelve year period under a requirements contract.

The Company expects to receive proceeds of approximately $225 million from this transaction, plus the value of the coal inventory. Although this transaction will result in an after-tax loss of approximately $25 million, the impact on future earnings is expected to be positive. The sale is subject to the parties reaching a definitive agreement on all aspects of the transaction, as well as customary regulatory review and approval of both companies' Boards of Directors.

Proceeds from the coke battery transaction will be used to repay the outstanding related party indebtedness on the coke battery, which approximates $154 million, plus prepayment and transaction costs which will be incurred in the payoff of the debt and accrued interest.

The Company is evaluating the use of the remaining proceeds relating to these transactions. Possible uses of the remaining proceeds may include additional funding of employee benefit plans, additional debt reduction and funding of strategic initiatives.


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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") at a number of off-site CERCLA or state superfund site proceedings. At some of these sites, any remediation costs incurred by the Company would constitute liabilities for which Avatex Corporation ("Avatex"), formerly FoxMeyer Health Corporation, is required to indemnify the Company ("Avatex Environmental Liabilities"). In addition, at some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability.

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. The outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period. The Company has recorded an aggregate environmental liability of approximately $21.4 million and $21.6 million at March 31, 1997 and December 31, 1996, respectively.

The Company is involved in various non-environmental legal proceedings, most of which occur in the normal course of its business. The Company does not believe that these proceedings will have a material adverse effect, either individually or in the aggregate, on the Company's financial condition. However, with respect to certain of the proceedings, if reserves prove to be inadequate and the Company incurs a charge to earnings, such charge could have a material adverse effect on the Company's results of operations and liquidity for the applicable period.

NOTE 4 - CONTINGENCIES RELATED TO WEIRTON LIABILITIES

In 1984, the Company sold its Weirton Steel Division ("Weirton") to the employees of the Weirton Steel Corporation. As a part of this sale, the Company retained certain pension and other postretirement benefit liabilities of Weirton (the "Retained Liabilities") as of the sale date.

In a series of transactions occurring after 1984, Avatex sold its interest in the Company to NKK Corporation ("NKK") and the public. As a part of those transactions, Avatex agreed to indemnify the Company for the Retained Liabilities and certain environmental liabilities. In 1990, as a part of one of these transactions, the Company received a payment of $146.6 million and released Avatex from indemnification of $146.6 million of the Retained Liabilities. In 1993, the Company released Avatex from an additional $67.8 million of pension liabilities in connection with an early redemption of 10,000 shares of the Series B Redeemable Preferred Stock owned by Avatex. In 1994, Avatex deposited $10 million with the Company to cover indemnified environmental liabilities.

As part of the indemnification agreements, Avatex and the Company have agreed that a "true-up" of the pension and other postretirement liabilities will take place no later than the year 2000. The "true-up" may take place sooner if the parties agree to do so. Based on current information, it is expected that a "true-up" would result in a payment to Avatex. Any adjustment resulting from this "true-up" is expected to be made to the capital accounts of the Company since such an adjustment results from finalization of amounts related to the recapitalization arrangements.

Avatex has experienced operating difficulties and has recorded substantial asset writedowns. In its latest filing with the Securities and Exchange Commission, dated December 31, 1996, it reported a deficit in its consolidated stockholders' equity of $83 million. Most of Avatex's operating subsidiaries have filed for bankruptcy protection. Although Avatex, the parent company, has not been included in the bankruptcy filing, the filing has caused the Company to have increased concerns about Avatex's ability to honor its remaining indemnification obligations to the Company. Should Avatex, the parent company, seek bankruptcy protection, the Company's future cash outlays and on-going charges to operations relating to the Retained Liabilities could be significantly increased.

Avatex is subject to the informational requirements of the Securities and Exchange Act of 1934 and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Comparison of the Three Month Periods ended March 31, 1997 and 1996

Net Sales
---------

Net sales for the first quarter of 1997 totaled $757.6 million, an 11.1% increase compared to net sales of $682.1 million during the corresponding 1996 period. This $75.5 million increase was attributable to an 85,000 ton increase in volume, an improvement in selling prices and a favorable shift in product mix. Steel shipments were a first quarter record 1,521,000 tons, a 5.9% increase compared to the 1,436,000 tons shipped during the same 1996 period.

Cost of Products Sold
---------------------

The Company's cost of products sold of $654.3 million during the first quarter of 1997 represents an increase of $25.4 million compared to the same period in 1996. This increase was primarily attributable to the higher level of shipments, as well as a product mix shift towards higher-cost coated items. Cost of products sold, as a percent of sales, declined from 92.2% during the first quarter of 1996 to 86.4% during the corresponding 1997 period. This 5.8% improvement is attributable to several nonrecurring items that occurred during the first quarter of 1996, including a kiln outage and fire at the Company's iron ore mining facility.

Raw steel production was 1,634,000 tons during the first quarter of 1997, which represents a 1.9% decrease compared to the 1,666,000 tons produced during the same 1996 period.

Equity Income of Affiliates
---------------------------

During the first quarter of 1997, equity income of affiliates of $.1 million represents a decline of $2.2 million compared to the corresponding 1996 period. This decline is primarily the result of lower income from Iron Ore Company of Canada ("IOC") and Double G Coatings, L.P.

Income Taxes
------------

During the first quarter of 1997, the Company recorded alternative minimum and state tax provisions of $6.7 million and $1.3 million, respectively, offset by a deferred tax benefit of $5.4 million related to retiree postemployment benefits ("OPEB"). The Company's effective tax rate is lower than the federal statutory rate primarily because of continued utilization of available operating loss carryforwards. As such, the Company anticipates paying alternative minimum tax at a rate of 20%.

As a result of the operating loss sustained during the first quarter of 1996, the Company's tax provision was comprised solely of a deferred tax credit of $5.4 million related to OPEB.

Subsequent Events
-----------------

See Liquidity and Sources of Capital regarding the sale of the Company's minority equity interest in IOC, as well as an agreement in principle to sell the coke oven battery serving its Great Lakes Division.

Contingencies
-------------

See Part 1 - Financial Information - Note 4, regarding contingencies related to the Weirton Liabilities.

Accounting Pronouncements
-------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the current presentation of primary EPS to a presentation of basic EPS, which excludes any dilutive effect of stock options. The statement also requires presentation of diluted EPS, which is computed similarly to fully diluted EPS under existing accounting rules.

Stock options are the Company's only dilutive securities and are not entered into the determination of primary EPS as their dilutive effect is less than 3%. As such, the presentation of basic EPS will be consistent with the current primary EPS. The impact of SFAS 128 on the calculation of fully diluted EPS is not expected to be material.

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 ("SOP 96-1"), "Environmental Remediation Liabilities". SOP-96-1 provides authoritative guidance on the recognition, measurement, display and disclosures of environmental remediation liabilities. It is the Company's belief that it is in compliance with the accounting and reporting guidance described therein and its issuance did not have a material impact on the Company.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

The Company's liquidity needs arise primarily from capital investments, working capital requirements, pension funding requirements and principal and interest payments on its indebtedness. The Company has satisfied these liquidity needs with funds provided by long term borrowings and cash provided by operations. Additional sources of liquidity consist of a Receivables Purchase Agreement (the "Receivables Purchase Agreement") with commitments of up to $200.0 million and an expiration date of May 2001 and both a $100.0 million and a $50.0 million credit facility, which are secured by the Company's inventories (the "Inventory Facilities") and expire in May 2000 and July 1998, respectively.

On April 1, 1997, the Company closed the sale of its 21.73% minority equity interest in IOC to North. The Company received approximately $85 million from North in exchange for its interest in IOC and will report an after-tax gain of approximately $25 million during the second quarter of 1997.

On April 18, 1997, the Company announced that it has reached an agreement in principle to sell its coke oven battery servicing its Great Lakes Division and other related assets, including coal inventories, to a subsidiary of DTE Energy Company. As part of the arrangement, the Company has agreed to operate the battery and will purchase the majority of the coke produced from the battery for a twelve year period under a requirements contract.

The Company expects to receive proceeds of $225 million from this transaction, plus the value of the coal inventory. Although this transaction is expected to result in an after-tax loss of approximately $25 million, the impact on future earnings is expected to be positive. Proceeds will be used to repay the outstanding related party indebtedness on the coke battery, which approximates $154 million, plus prepayment and transaction costs which will be incurred in the payoff of the debt and accrued interest.

The Company is evaluating the use of the remaining proceeds relating to these transactions. Possible uses of the remaining proceeds may include additional funding of employee benefit plans, additional debt reduction and funding of strategic initiatives.

The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facilities and other debt instruments. On March 31, 1997, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facilities, and outstanding letters of credit under the Receivables Purchase Agreement totaled $91.7 million. During the first quarter of 1997, the maximum availability under the Receivables Purchase Agreement, after reduction of letters of credit outstanding, varied from $76.7 million to $111.1 million and was $97.3 million as of March 31, 1997.

At March 31, 1997, total debt and redeemable preferred stock as a percentage of total capitalization decreased to 47.5% as compared to 49.1% at December 31, 1996. Cash and cash equivalents totaled $135.0 million at March 31, 1997 as compared to $109.0 million at December 31, 1996.

Cash Flows from Operating Activities
------------------------------------

For the quarter ended March 31, 1997, cash provided from operating activities amounted to $90.4 million, which is primarily attributable to $25.9 million in net income earned during the quarter, adjusted for the impact of working capital items and non-cash charges for depreciation and postretirement benefits.

Cash Flows from Investing Activities
------------------------------------

Capital investments for the quarters ended March 31, 1997 and 1996 amounted to $43.0 million and $31.2 million, respectively. The 1997 spending increase is primarily due to the 72 inch continuous galvanizing line upgrade and the construction of a new coating line, both at the Midwest Division. The Company plans to invest approximately $114.0 million during the remainder of 1997 for capital expenditures, including the aforementioned Midwest Division projects, scheduled repairs to the Great Lakes Division "A" blast furnace and improvements at its other facilities.

Cash Flows from Financing Activities
------------------------------------

During the first quarter of 1997, the Company utilized $21.5 million of cash for financing activities which included scheduled payments of debt, as well as dividend payments on the Company's preferred stock.



OTHER
-----

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Statements made by the Company in reports, such as this Form 10-Q, in press releases and in statements made by employees in oral discussions, that are not historical facts constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                          PART II.  OTHER INFORMATION



Item 1.  Legal  Proceedings


Environmental  Matters

Great Lakes Division - Wayne Country Air Pollution Control Department. With respect to the matter involving alleged exceedances of emission and work practice standards at the Company's Great Lakes Division, previously reported in the 1996 Form 10-K, the Wayne Country Air Pollution Control Department has issued nine new notices of violation during the first quarter of 1997. These notices of violation relate to alleged exceedances of particulate emissions standards and equipment operating and maintenance requirements. There has been no demand for penalties or sanctions, and the Company has addressed all of the issues raised with respect to these new notices of violation.


Granite City - Alleged Air Violations. With respect to the matter involving alleged violations of various air emission requirements at the Granite City Division's basic oxygen furnace shop, coke oven batteries and by-products plant, previously reported in the 1996 Form 10-K, the U.S. Department of Justice notified the Company on May 5, 1997 that it would recommend a settlement of this matter prior to filing suit for a civil penalty of $3.1 million and appropriate injunctive relief. The Company intends to meet with the Department of Justice to discuss its settlement demand.

Item 6.  Exhibits and Reports on Form 8-K


(a)  See attached Exhibit Index

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated February 23, 1997 reporting on
     Item 5, Other Events.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NATIONAL STEEL CORPORATION



                BY  /s/ Carl M. Apel
                    -------------------------------------------------------
                    Carl M. Apel, Vice President - Finance
                    Principal Financial Officer and Duly Authorized Officer



Date:  May 13, 1997

                          NATIONAL STEEL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX

                 For the quarterly period ended March 31, 1997



27-A   Financial Data Schedule