Form 10-Q
period 1997-06-30
NATIONAL STEEL CORP
filed 1997-08-13
CIK 70578

                                                                       1997
                                                                  Second Quarter



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                               F O R M  1 0 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

The number of shares outstanding of the Registrant's Common Stock $ .01 par value, as of July 31, 1997, was 43,288,240 shares.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

     Statements of Consolidated Income -
       Three Months Ended June 30, 1997 and 1996                              3


     Statements of Consolidated Income -
       Six Months Ended June 30, 1997 and 1996                                4


     Consolidated Balance Sheets -
       June 30, 1997 and December 31, 1996                                    5


     Statements of Consolidated Cash Flows -
       Six Months Ended June 30, 1997 and 1996                                6


     Statements of Changes in Consolidated
       Stockholders' Equity and Redeemable
       Preferred Stock-Series B -
       Six Months Ended June 30, 1997 and
       Year Ended December 31, 1996                                           7


     Notes to Consolidated Financial Statements                               8


     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                         11



PART II.  OTHER INFORMATION


     Legal Proceedings                                                       16

     Submission of Matters to a Vote of Security Holders                     17

     Exhibits and Reports on Form 8-K                                        17

                        PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                             Three Months
                                                             Ended June 30,
                                                           1997         1996
                                                         --------     --------
Net Sales                                                $824,869     $769,481

Cost of products sold                                     695,230      687,754
Selling, general and administrative                        35,462       32,429
Depreciation and amortization                              35,513       36,322
Equity income of affiliates                                  (672)      (1,376)
                                                         --------     --------
Income from Operations                                     59,336       14,352

  Interest and other financial income                      (4,712)      (1,797)
  Interest and other financial expense                      9,390       11,146
  Net gain on disposal of non-core assets                 (17,175)          --
                                                         --------     --------
                                                          (12,497)       9,349
                                                         --------     --------

Income Before Income Taxes and Extraordinary Item          71,833        5,003

Income tax provision (credit)                               9,358       (5,388)
                                                         --------     --------

Income Before Extraordinary Item                           62,475       10,391
Extraordinary item (net of applicable tax)                 (5,397)          --
                                                         --------     --------
Net Income                                                 57,078       10,391
Less preferred stock dividends                              2,737        2,740
                                                         --------     --------

  Net income applicable to Common Stock                  $ 54,341     $  7,651
                                                         ========     ========

Per Share Data Applicable to Common Stock:

Income Before Extraordinary Item                         $   1.38     $    .18
Extraordinary item                                           (.12)          --
                                                         --------     --------
Net Income Applicable to Common Stock                    $   1.26     $    .18
                                                         ========     ========

Weighted average shares outstanding (in thousands)         43,288       43,288
                                                         ========     ========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)


                                                                     Six Months
                                                                   Ended June 30,
                                                                1997            1996
                                                            -----------      -----------

Net Sales                                                   $1,582,487       $1,451,624

Cost of products sold                                        1,349,520        1,316,674
Selling, general and administrative                             67,034           63,842
Depreciation and amortization                                   70,664           72,610
Equity income of affiliates                                       (766)          (3,663)
                                                            ----------       ----------
Income from Operations                                          96,035            2,161
  Interest and other financial income                           (6,427)          (3,693)
  Interest and other financial expense                          19,279           21,813
  Net gain on disposal of non-core assets                      (17,175)              --
                                                            ----------       ----------
                                                                (4,323)          18,120
                                                            ----------       ----------

Income (Loss) Before Income Taxes and Extraordinary Item       100,358          (15,959)

Income tax provision (credit)                                   11,997          (10,775)
                                                            ----------       ----------

Income (Loss) Before Extraordinary Item                         88,361           (5,184)
Extraordinary item (net of applicable tax)                      (5,397)              --
                                                            ----------       ----------
Net Income (Loss)                                               82,964           (5,184)
Less preferred stock dividends                                   5,478            5,482
                                                            ----------       ----------

  Net income (loss) applicable to Common Stock              $   77,486       $  (10,666)
                                                            ==========       ==========

Per Share Data Applicable to Common Stock:

Income (Loss) Before Extraordinary Item                     $     1.91       $     (.25)
Extraordinary item                                                (.12)              --
                                                            ----------       ----------
Net Income (Loss) Applicable to Common Stock                $     1.79       $     (.25)
                                                            ==========       ==========
Weighted average shares outstanding (in thousands)              43,288           43,288
                                                            ==========       ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

                                                                             June 30,         December 31,
Assets                                                                         1997               1996
                                                                            ----------        ------------
Current assets
  Cash and cash equivalents                                                 $  426,884         $  109,041
  Receivables - net                                                            284,454            279,889
  Inventories - net:
    Finished and semi-finished products                                        275,716            295,952
    Raw materials and supplies                                                 105,083            140,009
                                                                            ----------         ----------
                                                                               380,799            435,961
                                                                            ----------         ----------
      Total current assets                                                   1,092,137            824,891

Investments in affiliated companies                                             15,383             65,399

Property, plant and equipment                                                3,396,976          3,664,597
  Less allowances for depreciation and amortization                          2,163,598          2,209,079
                                                                            ----------         ----------
                                                                             1,233,378          1,455,518
Other assets                                                                   209,418            201,247
                                                                            ----------         ----------
        Total Assets                                                        $2,550,316         $2,547,055
                                                                            ==========         ==========


Liabilities, Redeemable Preferred Stock and
  Stockholders' Equity:

Current liabilities
  Accounts payable                                                          $  270,750         $  234,892
  Accrued liabilities                                                          340,195            301,176
  Current portion of long term obligations                                      33,586             37,731
                                                                            ----------         ----------
    Total current liabilities                                                  644,531            573,799

Long term obligations                                                          321,341            323,550
Long term indebtedness to related parties                                           --            146,744
Other long term liabilities                                                    852,258            847,512

Redeemable Preferred Stock - Series B                                           62,780             63,530

Stockholders' equity
  Common Stock - par value $.01:
    Class A - authorized 30,000,000 shares, issued
      and outstanding 22,100,000                                                   221                221
    Class B - authorized 65,000,000 shares; issued
      and outstanding 21,188,240                                                   212                212
  Preferred Stock - Series A                                                    36,650             36,650
  Additional paid-in-capital                                                   465,359            465,359
  Retained earnings                                                            166,964             89,478
                                                                            ----------         ----------
    Total stockholders' equity                                                 669,406            591,920
                                                                            ----------         ----------
      Total Liabilities, Redeemable Preferred Stock
        and Stockholders' Equity                                            $2,550,316         $2,547,055
                                                                            ==========         ==========


See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                                                Six Months
                                                                              Ended June 30,
Cash Flows from Operating Activities:                                      1997            1996
                                                                         --------        ---------
Net Income (loss)                                                       $  82,964        $  (5,184)
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                           70,664           72,610
   Carrying charges related to facility sales
     and plant closings                                                     7,356           11,192
   Net gain on disposal of non-core assets                                (17,175)              --
   Equity income                                                             (766)          (3,663)
   Dividends from affiliates                                                6,808            4,375
   Postretirement benefits                                                  7,499           14,603
   Extraordinary item (net)                                                 5,397               --
   Deferred income taxes                                                  (10,800)         (10,800)
Cash provided (used) by working capital items:
   Receivables                                                             (2,566)          26,509
   Inventories                                                             45,162          (16,531)
   Accounts payable                                                        35,607           35,059
   Accrued liabilities                                                     36,701            1,510
Other                                                                       3,810          (21,169)
                                                                        ---------        ---------
     Net Cash Provided by Operating Activities                            270,661          108,511
                                                                        ---------        ---------

Cash Flows from Investing Activities:
   Proceeds from the sale of non-core assets                              309,306               --
   Purchases of plant and equipment                                       (71,593)         (46,934)
   Other                                                                     (362)              --
                                                                        ---------        ---------
     Net Cash Provided (Used) by Investing Activities                     237,351          (46,934)
                                                                        ---------        ---------

Cash Flows from Financing Activities:
   Prepayment of related party debt                                      (154,328)              --
   Costs associated with prepayment of related party debt                  (4,500)              --
   Other debt repayment                                                   (18,664)         (17,682)
   Payment of released Weirton benefit liabilities                         (6,684)          (6,842)
   Dividend payments on Preferred Stock-Series A                           (1,998)          (2,007)
   Dividend payments on Preferred Stock-Series B                             (210)              --
   Payment of unreleased Weirton liabilities and
     their release in lieu of cash dividends on
     Preferred Stock-Series B                                              (3,785)          (4,015)
                                                                        ---------        ---------
   Net Cash Used by Financing Activities                                 (190,169)         (30,546)
                                                                        ---------        ---------

Net Increase in Cash and Cash Equivalents                                 317,843           31,031
Cash and Cash Equivalents, Beginning of the Period                        109,041          127,616
                                                                        ---------        ---------
Cash and Cash Equivalents, End of the Period                            $ 426,884        $ 158,647
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





                                        Common   Common   Preferred  Additional  Retained   Total           Redeemable
                                        Stock -  Stock -  Stock -    Paid-In     Earnings   Stockholders'   Preferred Stock -
                                        Class A  Class B  Series A   Capital     (Deficit)  Equity          Series B
                                        -------  -------  ---------  ----------  ---------  -------------   -----------------
BALANCE AT JANUARY 1, 1996                 $221     $212    $36,650    $465,359  $ 54,115       $556,557          $65,030
Net income                                                                         44,557         44,557
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                         1,500          1,500           (1,500)
Cumulative dividends on Preferred
 Stock - Series A and B                                                           (12,459)       (12,459)
Minimum pension liability                                                           1,765          1,765

                                           ----     ----    -------    --------  --------       --------          -------
BALANCE AT DECEMBER 31, 1996                221      212     36,650     465,359    89,478        591,920           63,530
Net income                                                                         82,964         82,964
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                           750            750             (750)
Cumulative dividends on Preferred
 Stock - Series A and B                                                            (6,228)        (6,228)
                                           ----     ----    -------    --------  --------       --------          -------
BALANCE AT JUNE 30, 1997                   $221     $212    $36,650    $465,359  $166,964       $669,406          $62,780
                                           ====     ====    =======    ========  ========       ========          =======

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature, except for the items discussed in Note 2. The financial results presented for the three and six month periods ended June 30, 1997 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K") contains additional information and should be read in conjunction with this report.


NOTE 2- NET GAIN ON DISPOSAL OF NON-CORE ASSETS

During the second quarter of 1997, the Company disposed of, or announced plans to dispose of, certain non-core business assets that resulted in a net gain of $17.2 million. These items, which are discussed in more detail below, are recorded as a separate component of income on the Statement of Consolidated Income.

On April 1, 1997, the Company completed the sale of its 21.73% minority equity interest in the Iron Ore Company of Canada ("IOC") to North Limited, an Australian mining and metals company ("North"). The Company received net proceeds of $75 million from North in exchange for its interest in IOC and reported a $37 million gain. The Company will continue to purchase iron ore from IOC pursuant to the terms of long-term supply agreements.

On June 12, 1997, the Company completed the sale of a coke oven battery servicing the Great Lakes Division and other related assets, including coal inventories, to a subsidiary of DTE Energy Company. The Company received net proceeds of $234 million in connection with the sale and recorded a $16 million loss. The Company utilized a portion of the proceeds to prepay $154 million of the related party coke battery debt, which resulted in a net of tax extraordinary loss of $5.4 million. As part of the arrangement, the Company has agreed to operate the battery and will purchase the majority of the coke produced from the battery for a twelve-year period under a contract based upon Great Lakes Division's coke requirements.

The Company recorded a $4 million charge related to the decision to cease operations of American Steel Corporation, a wholly-owned subsidiary which pickled and slit steel.


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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and other similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") at a number of off-site CERCLA or state superfund site proceedings. At some of these sites, any remediation costs incurred by the Company would constitute liabilities for which Avatex Corporation ("Avatex"), formerly FoxMeyer Health Corporation, is required to indemnify the Company ("Avatex Environmental Liabilities"). (See Note 4 below.) In addition, at some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability.

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. The outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period. The Company has recorded an aggregate environmental liability of approximately $21.8 million and $21.6 million at June 30, 1997 and December 31, 1996, respectively.

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


NOTE 4 - CONTINGENCIES AND WEIRTON LIABILITIES

In 1984, the Company sold its Weirton Steel Division ("Weirton") to the employees of the Weirton Steel Corporation. As a part of this sale, the Company retained certain pension and other postretirement benefit liabilities of Weirton (the "Retained Liabilities") as of the sale date.

In a series of transactions occurring after 1984, Avatex sold its interest in the Company to NKK Corporation ("NKK") and the public. As part of those transactions, Avatex agreed to indemnify the Company for the Retained Liabilities and the Avatex Environmental Liabilities. In 1990, under the terms of the Stock Purchase and Recapitalization Agreement between the Company and Avatex (the "Recapitalization Agreement"), the Company received a payment of $146.6 million and released Avatex from indemnification liability for $146.6 million of the Retained Liabilities. In 1993, the Company released Avatex from an additional $67.8 million of pension liabilities in connection with an early redemption of 10,000 shares of the Series B Redeemable Preferred Stock owned by Avatex. In 1994, Avatex paid $10.0 million to the Company on account of its liability with respect to a portion of the Avatex Environmental Liabilities. Avatex remains liable to indemnify the Company for Avatex Environmental Liabilities in excess of this amount.

Upon the occurrence of certain events detailed in the Recapitalization Agreement, prior to or coincident with the Series B Preferred Stock final redemption, the released Retained Liabilities will be recalculated by an independent actuary. Any adjustment (the "true-up") to bring the balance of the released Retained Liabilities to such recalculated amount will be dealt with in the Series B Preferred Stock redemption proceeds or otherwise settled. Under the Recapitalization Agreement, any "true-up" must take place no later than the year 2000, but may take place sooner if the parties agree to do so, or if the Series B Redeemable Preferred Stock is redeemed in full. Based on current information, it is expected that a "true-up" would result in a payment from the Company to Avatex. Any adjustment resulting from this "true-up" is expected to be made to the capital accounts of the Company since such an adjustment results from finalization of amounts related to the recapitalization arrangements.

Avatex has experienced operating difficulties and has recorded substan tial asset writedowns. In its latest filing with the Securities and Exchange Commission, dated March 31, 1997, it reported a deficit in its consolidated stockholders' equity of $113.5 million. Most of Avatex's operating subsidiaries have filed for bankruptcy protection. Although Avatex, the parent company, has not been included in the bankruptcy filing, the filing has caused the Company to have increased concerns about Avatex's ability to honor its remaining indemnification obligations to the Company. Should Avatex, the parent company, seek bankruptcy protection, the Company's future cash outlays and on-going charges to operations could be significantly increased.

Avatex is subject to the informational requirements of the Securities and Exchange Act of 1934 and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Results of Operations - Comparison of the Three-Month Periods Ended June 30, 1997 and 1996


Net Sales
---------

Net sales for the second quarter of 1997 totaled a record $824.9 million, an increase of $55.4 million, or 7.2%, compared to the corresponding period in 1996. This improvement is attributable to a 34,000 ton increase in shipments, as well as improvements in both selling prices and product mix.

Steel shipments for the second quarter of 1997 were a record 1,605,000 tons, a 2.2% increase compared to the 1,571,000 tons shipped during the corresponding 1996 period.


Cost of Products Sold
---------------------

The Company's cost of products sold of $695.2 million during the second quarter of 1997 represented 84.3% of sales compared to 89.4% of sales for the same period in 1996, resulting in a gross margin improvement of approximately $48 million. Increases in average selling price and product yields, as well as impacts of cost reduction efforts, led to this increase in margin.

During the second quarter of 1997, the Company produced 1,634,000 net tons of steel, a 3.1% decrease compared to the 1,687,000 net tons produced during the corresponding 1996 period.


Selling, General and Administrative Expense
-------------------------------------------

Selling, general and administrative expense of $35.5 million during the second quarter of 1997 represents an increase of $3.0 million compared to the corresponding 1996 period. This increase is largely the result of increased costs associated with certain employee benefit plans.


Financing Costs
---------------

Net financing costs of $4.7 million represents a $4.6 million decrease compared to the corresponding 1996 period. This improvement is partially attributable to a $2.9 million increase in interest income on short term investments. Additionally, lower interest expense resulted from lower average debt levels and higher capitalized interest.


Net Gain on Disposal of Non-Core Assets
---------------------------------------

During the second quarter of 1997, the Company disposed of, or announced plans to dispose of, certain non-core business assets that resulted in a net gain of $17.2 million. These items, which are discussed in more detail below, are recorded as a separate component of income on the Statement of Consolidated Income.

On April 1, 1997, the Company completed the sale of its 21.73% minority equity interest in the Iron Ore Company of Canada ("IOC") to North Limited, an Australian mining and metals company ("North"). The

Company received net proceeds of $75 million from North in exchange for its interest in IOC and recorded a $37 million gain. The Company will continue to purchase iron ore from IOC pursuant to the terms of long-term supply agreements.

On June 12, 1997, the Company completed the sale of a coke oven battery servicing the Great Lakes Division and other related assets, including coal inventories, to a subsidiary of DTE Energy Company. The Company received net proceeds of $234 million in connection with the sale and recorded a $16 million loss. The Company utilized a portion of the proceeds to prepay $154 million of the related party coke battery debt, which resulted in a net of tax extraordinary loss of $5.4 million. As part of the arrangement, the Company has agreed to operate the battery and will purchase the majority of the coke produced from the battery for a twelve year period under a requirements contract.

The Company recorded a $4 million charge related to the decision to cease operations of American Steel Corporation, a wholly-owned subsidiary which pickled and slit steel.


Income Taxes
------------

During the second quarter of 1997, the Company recorded alternative minimum and state tax provisions of $12.8 million and $2.0 million, respectively, offset by a deferred tax benefit of $5.4 million related to the periodic recognition of deferred tax benefits. The Company's effective tax rate is lower than the federal statutory rate primarily due to the continued utilization of available net operating loss carryforwards.

Comparison of the Six-Month Periods Ended June 30, 1997 and 1996


Net Sales
---------

Net sales for the first half of 1997 totaled a record $1.58 billion, an increase of $130.9 million, or 9.0%, compared to $1.45 billion during the first half of 1996. A 119,000 net ton increase in steel shipments, as well as improvements in average selling price and product mix, were responsible for this increase.

Steel shipments for the first half of 1997 were a record 3,126,000 tons, a 4.0% increase compared to the 3,007,000 tons shipped during the corresponding 1996 period.


Cost of Products Sold
---------------------

The Company's cost of products sold of $1.35 billion for the first half of 1997 totaled 85.3% of sales compared to 90.7% of sales for the corresponding 1996 period, representing a margin improvement of approximately $98.0 million. This increase in margin is primarily attributable to improvements in average selling prices and product yields, as well as the impact of cost reduction efforts. In addition, 1996 costs were adversely impacted by a kiln outage at the Company's iron ore pelletizing facility, which increased costs by approximately $10 million.

Raw steel production declined to 3,268,000 tons, a 2.5% decrease from the 3,353,000 tons produced during the first half of 1996.


Selling, General and Administrative Expense
-------------------------------------------

Selling, general and administrative expense of $67.0 million during the first half of 1997 represents a $3.2 million increase compared to the corresponding 1996 period. This increase is primarily a result of increased costs associated with certain employee benefit plans.


Financing Costs
---------------

Net financing costs of $12.9 million represents a $5.3 million decrease compared to the corresponding 1996 period. This improvement is partially attributable to a $2.7 million increase in interest income on short term investments. Additionally, lower interest expense resulted from lower average debt levels and higher capitalized interest.


Income Taxes
------------

During the first half of 1997, the Company recorded alternative minimum and state tax provisions of $19.4 million and $3.4 million, respectively, offset by a deferred tax benefit of $10.8 million related to the periodic recognition of deferred tax benefits. The Company's effective tax rate is lower than the federal statutory rate primarily due to the continued utilization of available net operating loss carryforwards.

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

The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facilities and other debt instruments. On June 30, 1997, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facilities, and outstanding letters of credit under the Receivables Purchase Agreement totaled $91.6 million. During the first six months of 1997, the maximum availability under the Receivables Purchase Agreement, after reduction for letters of credit outstanding, varied from $76.7 million to $111.1 million and was $108.4 million as of June 30, 1997.

At June 30, 1997, total debt and redeemable preferred stock as a percentage of total capitalization decreased to 38.4% as compared to 49.1% at December 31, 1996. Cash and cash equivalents totaled $426.9 million at June 30, 1997 compared to $109.0 million at December 31, 1996.


Cash Flows from Operating Activities
------------------------------------

For the six months ended June 30, 1997, cash provided from operating activities totaled $270.7 million, which is primarily attributable to $83.0 million in net income earned during this period, adjusted for the impact of working capital items and non-cash items.


Cash Flows from Investing Activities
------------------------------------

During the second quarter of 1997, the Company sold its coke oven battery at the Great Lakes Division, as well as its minority investment in the Iron Ore Company of Canada. The sale of these two non-core assets generated net proceeds of $309.3 million. The Company utilized $162.5 million of these proceeds to prepay the related party debt associated with the coke oven battery, including prepayment costs and accrued interest. The Company is evaluating the use of the remaining proceeds.

Capital investments for the six months ended June 30, 1997 totaled $71.6 million. The 1997 spending is primarily related to the modernization and upgrading of the Company's 72 inch continuous galvanizing line and the construction of a new 48 inch wide coating line, both of which are located at the Midwest Division. The Company plans to invest approximately $86.0 million during the remainder of 1997 for capital expenditures, including the aforementioned Midwest Division projects, scheduled repairs to the Great Lakes Division "A" blast furnace, which is scheduled for the fourth quarter, and improvements at its other facilities.


Cash Flows from Financing Activities
------------------------------------

During the first six months of 1997, the Company utilized $190.2 million of cash for financing activities, which includes the $154.3 million prepayment of related party debt associated with the sale of the coke oven battery servicing the Great Lakes Division and $4.5 million of costs associated with the prepayment of the aforementioned debt. Other areas of cash utilization for financing activities included scheduled payments of debt, as well as dividend payments on the Company's preferred stock.

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

Forward looking statements, by their nature, involve risk and uncertainty. A variety of factors could cause business conditions and the Company's actual results and experience to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following: (1) changes in market prices and market demand for the Company's products; (2) changes in the costs or availability of the raw materials and other supplies used by the Company in the manufacture of its products; (3) equipment failures or outages at the Company's steelmaking, mining and processing facilities; (4) losses of customers; (5) changes in the levels of the Company's operating costs and expenses; (6) collective bargaining agreement negotiations, strikes, labor stoppages or other labor difficulties; (7) actions by the Company's competitors, including domestic integrated steel producers, foreign competitors, mini-mills and manufacturers of steel substitutes, such as plastics, aluminum, ceramics, glass, wood and concrete; (8) changes in industry capacity; (9) changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation; (10) worldwide changes in trade, monetary or fiscal policies; (11) changes in the legal and regulatory requirements applicable to the Company; and (12) the effects of extreme weather conditions.

                         PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings


Environmental Matters


Buck Mine Complex. With respect to the matter involving the Buck Mine Complex, previously reported in the 1996 Form 10-K, by letter dated April 29, 1997, the Michigan Department of Environmental Quality ("MDEQ") advised the Company and M.
A. Hanna Company ("Hanna") that it had selected a remedy for the acid mine drainage, and offered the Company and Hanna the opportunity to perform the work to implement the remedy. This letter was also sent to other potentially responsible parties ("PRPs"). Informally, the MDEQ has advised that it believes that the cost of the remedy, including past costs, as well as future operating and maintenance costs, but excluding natural resource damages, will be approximately $750,000. None of the other PRPs have responded to the MDEQ letter. The Company has advised the MDEQ that it is interested in pursuing a "cash-out" settlement of this matter on behalf of itself and Hanna.


Great Lakes Division - Opacity Notice of Violation. With respect to the matter involving alleged violations of specified opacity regulations at the Company's Great Lakes Division's A blast furnace and basic oxygen furnace shop, previously reported in the 1996 Form 10-K, the alleged violations set forth in the Notice of Violation were incorporated by reference into a Consent Order with Wayne County dated December 15, 1996. While the U.S. Environmental Protection Agency was not a signatory to this Consent Order, it has indicated that it will accept this settlement as a resolution of the matters covered by the Notice of Violation.


Granite City Division - Illinois Environmental Protection Agency Notice of Violation - Beaching of Iron. On or about April 24, 1997, the Company's Granite City Division received a Notice of Violation ("NOV") from the Illinois Environmental Protection Agency ("IEPA") in which it was alleged that the Company had poured molten iron into a "beaching" pit at least 34 times in 1996, allegedly in violation of various state air pollution requirements related to particulate matter emissions and permitting. The Company has responded to the NOV by agreeing to minimize the beaching of iron and requesting a modification to its blast furnace operating permits that would recognize beaching as a malfunction under certain circumstances. The IEPA is expected to reply to the Company's proposal within the next 30 days.

Item 4.   Submission of Matters to a Vote of Security Holders


The annual meeting of stockholders was held on April 21, 1997. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the Company's Proxy Statement dated March 20, 1997.


1.   All nominees for director listed in the Proxy Statement were elected.

                 Name                    Votes For           Votes Withheld
         ------------------              ----------          --------------
         Osamu Sawaragi                  61,662,929              99,272
         Charles A. Bowsher              61,477,876             284,325
         Frank J. Lucchino               61,666,048              96,153
         Bruce K. MacLaury               61,668,568              93,633
         Yoshiharu Onuma                 61,650,866             111,335
         Keiichiro Sakata                61,648,511             113,690
         Kenichiro Sekino                61,665,596              96,605
         Mineo Shimura                   61,647,651             114,550


2. The proposal to ratify the selection of Ernst & Young LLP as the Company's outside auditors for 1997 passed. (For 61,731,467, abstained 11,593, against 19,141)


Item 6.   Exhibits and Reports on Form 8-K


(a)       See attached Exhibit Index

(b)       Reports on Form 8-K

          The Company filed a report on Form 8-K dated June 12, 1997, under Item 5, Other Events.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                NATIONAL STEEL CORPORATION



                                BY /s/ Carl M. Apel
                                   ------------------------------------------
                                   Carl M. Apel, Vice President, Finance
                                   Principal Financial Officer and
                                   Duly Authorized Officer





Date:  August 12, 1997

                          NATIONAL STEEL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX

                 For the quarterly period ended June 30, 1997



2-A Stock Purchase Agreement dated as of January 31, 1997 among North Limited, National Steel Corporation, NS Holdings Corporation, Bethlehem Steel Corporation and Bethlehem Steel International Corporation


10-A Amendment Number One to The National Steel Corporation 1993 Non-Employee Directors' Stock Option Plan.


10-B Form of Stock Option Cancellation and Stock Appreciation Right Grant Agreement under the National Steel Corporation 1993 Long Term Incentive Plan.


10-C Form of Stock Option Cancellation and Stock Appreciation Right Grant Agreement under the National Steel Corporation 1993 Non-Employee Directors' Stock Option Plan.


27-A   Financial Data Schedule