Form 10-Q
period 1997-09-30
NATIONAL STEEL CORP
filed 1997-11-14
CIK 70578

                                                                       1997
                                                                   Third Quarter



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

The number of shares outstanding of the Registrant's Common Stock $ .01 par value, as of October 31, 1997, was 43,288,240 shares.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
     Statements of Consolidated Income -
       Three Months Ended September 30, 1997 and 1996                         3


     Statements of Consolidated Income -
       Nine Months Ended September 30, 1997 and 1996                          4


     Consolidated Balance Sheets -
       September 30, 1997 and December 31, 1996                               5


     Statements of Consolidated Cash Flows -
       Nine Months Ended September 30, 1997 and 1996                          6

     Statements of Changes in Consolidated
       Stockholders' Equity and Redeemable
       Preferred Stock-Series B -
       Nine Months Ended September 30, 1997 and
       Year Ended December 31, 1996                                           7


     Notes to Consolidated Financial Statements                               8


     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                         14



PART II.  OTHER INFORMATION

        Legal Proceedings                                                    20

        Other Information                                                    21

        Exhibits and Reports on Form 8-K                                     21

                        PART I.   FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                            Three Months
                                                         Ended September 30,
                                                                      1996
                                                          1997     (Restated)
                                                        ---------  ----------

Net Sales                                               $788,663    $735,858

Cost of products sold                                    654,140     644,960
Selling, general and administrative expense               37,379      40,099
Depreciation and amortization                             31,201      36,501
Equity income of affiliates                                 (301)     (3,518)
                                                        --------    --------
Income from Operations                                    66,244      17,816

Other (Income) Expense:
 Interest and other financial income                      (6,245)     (1,645)
 Interest and other financial expense                      7,436      11,096
 Net gain on disposal of non-core assets                 (28,804)     (3,732)
                                                        --------    --------
                                                         (27,613)      5,719
                                                        --------    --------

Income Before Income Taxes and Cumulative Effect
 of Accounting Change                                     93,857      12,097

Income tax provision                                      16,531       3,374
                                                        --------    --------
Income Before Cumulative Effect of Accounting Change      77,326       8,723
Cumulative effect of accounting change                        --      11,100
                                                        --------    --------
Net Income                                                77,326      19,823
Less preferred stock dividends                            (2,740)     (2,740)
                                                        --------    --------

 Net income applicable to Common Stock                  $ 74,586    $ 17,083
                                                        ========    ========

Per Share Data Applicable to Common Stock:

Income Before Cumulative Effect of Accounting Change       $1.72    $   0.13
Cumulative effect of accounting change                        --        0.26
                                                        --------    --------
Net Income Applicable to Common Stock                      $1.72    $   0.39
                                                        ========    ========

Weighted average shares outstanding (in thousands)        43,288      43,288

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                                                  Nine Months
                                                                               Ended September 30,
                                                                                             1996
                                                                              1997         (Restated)
                                                                           ----------      ----------
Net Sales                                                                  $2,371,150      $2,187,482

Cost of products sold                                                       2,008,245       1,954,507
Selling, general and administrative expense                                   106,160         104,285
Depreciation and amortization                                                 103,336         109,111
Equity income of affiliates                                                    (1,067)         (7,181)
                                                                           ----------      ----------
Income from Operations                                                        154,476          26,760

Other (Income) Expense:
 Interest and other financial income                                          (12,672)         (5,338)
 Interest and other financial expense                                          26,715          32,909
 Net gain on disposal of non-core assets                                      (48,979)         (3,732)
                                                                           ----------      ----------
                                                                              (34,936)         23,839
                                                                           ----------      ----------

Income Before Income Taxes, Extraordinary Item and
 Cumulative Effect of Accounting Change                                       189,412           2,921

Income tax provision (credit)                                                  27,208          (7,723)
                                                                           ----------      ----------

Income Before Extraordinary Item and Cumulative Effect
 of Accounting Change                                                         162,204          10,644

Extraordinary Item                                                             (5,397)             --
Cumulative effect of accounting change                                             --          11,100
                                                                           ----------      ----------

Net Income                                                                    156,807          21,744
Less preferred stock dividends                                                 (8,218)         (8,222)
                                                                           ----------      ----------

 Net income applicable to Common Stock                                     $  148,589      $   13,522
                                                                           ==========      ==========

Per Share Data Applicable to Common Stock:

Income Before Extraordinary Item and Cumulative Effect
 of Accounting Change                                                           $3.55           $0.05
Extraordinary Item                                                              (0.12)             --
Cumulative effect of accounting change                                             --            0.26
                                                                           ----------      ----------
Net Income Applicable to Common Stock                                           $3.43           $0.31
                                                                           ==========      ==========

Weighted average shares outstanding (in thousands)                             43,288          43,288

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

                                                                                      December 31,
                                                                     September 30,        1996
Assets                                                                    1997         (Restated)
                                                                    --------------    -----------
Current assets
Cash and cash equivalents                                              $  416,906     $  109,041
Receivables - net                                                         285,509        281,889
Inventories - net
  Finished and semi-finished products                                     275,837        299,333
  Raw materials and supplies                                              117,543        141,234
                                                                       ----------     ----------
                                                                          393,380        440,567
                                                                       ----------     ----------
    Total current assets                                                1,095,795        831,497

Investments in affiliated companies                                        15,818         65,399

Property, plant and equipment                                           3,334,335      3,664,597
Less allowances for depreciation and amortization                       2,125,817      2,209,079
                                                                       ----------     ----------
                                                                        1,208,518      1,455,518
Other assets                                                              219,519        201,247
                                                                       ----------     ----------
      Total Assets                                                     $2,539,650     $2,553,661
                                                                       ==========     ==========

Liabilities, Redeemable Preferred Stock and
  Stockholders' Equity

Current liabilities
Accounts payable                                                       $  254,375     $  234,892
Accrued liabilities                                                       336,525        279,677
Current portion of long term obligations                                   34,332         37,731
                                                                       ----------     ----------
    Total current liabilities                                             625,232        552,300

Long term obligations                                                     311,679        323,550
Long term indebtedness to related parties                                      --        146,744
Other long term liabilities                                               750,088        825,880

Redeemable Preferred Stock - Series B                                      62,405         63,530

Stockholders' equity
Common Stock - par value $.01:
  Class A - authorized 30,000,000 shares; issued
    and outstanding 22,100,000                                                221            221
  Class B - authorized 65,000,000 shares; issued
    and outstanding 21,188,240                                                212            212
Preferred Stock - Series A                                                 36,650         36,650
Additional paid-in-capital                                                465,359        465,359
Retained earnings                                                         287,804        139,215
                                                                       ----------     ----------
    Total stockholders' equity                                            790,246        641,657
                                                                       ----------     ----------
      Total Liabilities, Redeemable Preferred Stock
        and Stockholders' Equity                                       $2,539,650     $2,553,661
                                                                       ==========     ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                                              Nine Months
                                                                          Ended September 30,
                                                                                        1996
Cash Flows from Operating Activities:                                      1997      (Restated)
                                                                        ---------    ----------
Net Income                                                              $ 156,807     $ 21,744
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                         103,336      109,111
    Carrying charges related to facility sales
      and plant closings                                                   15,534       16,788
    Net gain on disposal of non-core assets                               (48,979)      (3,732)
    Extraordinary item (net)                                                5,397           --
    Equity income of affiliates                                            (1,067)      (7,181)
    Dividends from affiliates                                               6,808        4,375
    Postretirement benefits                                                15,981       20,193
    Deferred income taxes                                                 (16,200)     (16,200)
Cash provided (used) by working capital items:
    Receivables                                                            (1,621)      45,696
    Inventories                                                            37,187      (26,666)
    Accounts payable                                                       19,232       19,661
    Accrued liabilities                                                    54,464      (10,668)
Other                                                                     (49,930)     (42,436)
                                                                        ---------     --------
      Net Cash Provided by Operating Activities                           296,949      130,685
                                                                        ---------     --------

Cash Flows from Investing Activities:
    Net proceeds from sale of non-core assets                             317,612        3,732
    Purchases of plant and equipment                                     (101,006)     (80,752)
    Other                                                                    (362)          --
                                                                        ---------     --------
      Net Cash Provided (Used) by Investing Activities                    216,244      (77,020)
                                                                        ---------     --------

Cash Flows from Financing Activities:
    Prepayment of related party debt                                     (154,328)          --
    Costs associated with prepayment of related party debt                 (4,500)          --
    Other repayments                                                      (30,309)     (32,944)
    Borrowings                                                              2,729           --
    Payment of released Weirton benefit liabilities                        (9,878)     (11,220)
    Dividend payments on Preferred Stock-Series A                          (3,014)      (3,020)
    Dividend payments on Redeemable Preferred Stock-Series B                 (210)          --
    Payment of unreleased Weirton liabilities and
      their release in lieu of cash dividends on
        Redeemable Preferred Stock-Series B                                (5,818)      (6,042)
                                                                        ---------     --------
      Net Cash Used by Financing Activities                              (205,328)     (53,226)
                                                                        ---------     --------

Net Increase in Cash and Cash Equivalents                                 307,865          439
Cash and Cash Equivalents, Beginning of the Period                        109,041      127,616
                                                                        ---------     --------
Cash and Cash Equivalents, End of the Period                            $ 416,906     $128,055
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

                                                                                                     Total
                                            Common   Common   Preferred  Additional   Retained   Stockholders'       Redeemable
                                            Stock -  Stock -   Stock -    Paid-In     Earnings       Equity      Preferred Stock -
                                            Class A  Class B  Series A    Capital    (Restated)    (Restated)         Series B
                                            -------  -------  ---------  ----------  ----------  -------------   -----------------
BALANCE AT DECEMBER 31, 1995,
 as previously reported                        $221     $212    $36,650    $465,359   $ 54,115        $556,557             $65,030

Adjustments made to correct prior period
 accounting errors                               --       --         --          --     43,778          43,778                  --
                                               ----     ----    -------    --------   ---------       --------             -------


BALANCE AT JANUARY 1, 1996, as restated         221      212     36,650     465,359     97,893         600,335              65,030
Net income, as restated                                                                 50,516          50,516
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                              1,500           1,500              (1,500)
Cumulative dividends on Preferred
 Stock - Series A and B                                                                (12,459)        (12,459)
Minimum pension liability                                                                1,765           1,765
                                               ----     ----    -------    --------   ---------       --------             -------


BALANCE AT DECEMBER 31, 1996                    221      212     36,650     465,359    139,215         641,657              63,530
Net income                                                                             156,807         156,807
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                              1,125           1,125              (1,125)
Cumulative dividends on Preferred
 Stock - Series A and B                                                                 (9,343)         (9,343)
                                               ----     ----    -------    --------   ---------       --------             -------

BALANCE AT SEPTEMBER 30, 1997                  $221     $212    $36,650    $465,359   $287,804        $790,246             $62,405
                                               ====     ====    =======    ========   =========       ========             =======

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature, except for the items discussed in Note 2 and Note 3. The financial results presented for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K") contains additional information and should be read in conjunction with this report. The [B1996 Form 10-K will be amended to reflect changes made in accordance with the restatement discussed in Note 2.

Certain items in prior years have been reclassified to conform with the current year presentation.

NOTE 2 - AUDIT COMMITTEE INQUIRY AND RESTATEMENT OF PRIOR PERIODS

The Audit Committee of the Company's Board of Directors in the third quarter of 1997 was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, is inquiring into these matters. The Company, based upon the inquiry to date, has determined the need to restate its financial statements for certain prior periods. In a press release dated October 31, 1997, the Company announced the estimated effect of such restatements. Subsequent to that press release, additional adjustments were identified, the aggregate effect of which was a reduction in retained earnings at September 30, 1997 of $7.3 million. In summary, the Company has made prior period adjustments to correct accounting errors that increase previously reported retained earnings at December 31, 1996 by $49.7 million and at January 1, 1992 by $31.0 million.

The Audit Committee inquiry is continuing with respect to the allegations, including those with respect to accounting irregularities and internal control issues. Should additional matters be identified, or additional adjustments arise, as a result of the ongoing Audit Committee inquiry, such matters will be addressed at that time and to the extent appropriate these matters would be reflected in the financial statements for the year ended December 31, 1997. (See also Part II -- Other Information, Item 5)

The following tables reflect the effect of the restatement on reported net income (loss) and retained earnings (accumulated deficit) (in millions of dollars):


1997 Restatement:
----------------

Income Before Extraordinary Item                    1st Quarter           2nd Quarter          Six Months
--------------------------------                    -----------           -----------          ----------
 As Reported                                           $25.9                 $62.5                 $88.4
 As Restated                                           $25.3                 $59.6                 $84.9

Net Income
----------
 As Reported                                           $25.9                 $57.1                 $83.0
 As Restated                                           $25.3                 $54.2                 $79.5

Earnings Per Share
------------------
 As Reported                                           $0.53                 $1.26*                $1.79*
 As Restated                                           $0.52                 $1.19*                $1.71*

* Second Quarter 1997 reported earnings per share before extraordinary items was $1.38; the restated amount was $1.31. Six month 1997 reported earnings per share before extraordinary items was $1.91; the restated amount was $1.83.

-----------------------------

The 1997 results were restated to reflect the reversal of the accretion of the excess reserves to income. The results for the first quarter and second quarter were also restated to reflect the revised timing of an insurance receipt. This receipt was previously reported in the second quarter and now has been recorded in the first quarter. The second quarter results were also adjusted to reflect a gain from the sale of a coal mine property and to reflect the writeoff of fixed assets that were disposed of as part of a capital project.

1996 Restatement:
----------------

Income (Loss) Before
Accounting Change                   1st Quarter   2nd Quarter   3rd Quarter   4th Quarter   Year
-----------------                   -----------   -----------   -----------   -----------  ------
 As Reported                           $(15.6)       $10.4         $24.3         $25.5     $44.6
 As Restated                           $(16.0)       $17.9         $ 8.7         $28.8     $39.4

Net Income (Loss)
-----------------
 As Reported                           $(15.6)       $10.4         $24.3         $25.5     $44.6
 As Restated                           $(16.0)       $17.9         $19.8         $28.8     $50.5

Earnings (Loss) Per Share
-------------------------
 As Reported                           $(0.42)       $0.18         $0.50         $0.52     $0.78
 As Restated                           $(0.43)       $0.35         $0.39*        $0.60     $0.91*

-----------------------------

* Third Quarter 1996 restated earnings per share before cumulative effect of accounting change was $0.14; full year was $0.66.

-----------------------------

Net income as restated for the second quarter of 1996 increased primarily as the result of a delay in the recognition of reduced pension and postretirement expenses in the second quarter. These reduced pension and postretirement expenses were previously recognized and reported in the third quarter. In addition, the third quarter of 1996 was restated to reflect the change made in the measurement date for the Company's pension and postretirement obligations from December 31st to September 30th. This change has been accounted for as a cumulative effect of an accounting change, increasing third quarter 1996 income by $11.1 million. In the fourth quarter of 1996, the restatement reflects adjustments relating to the Company's postemployment benefit obligations and the allowances for bad debts and obsolete inventory. Additionally, as a result of the previously mentioned restatements, the timing of the utilization of the Company's alternative minimum tax net operating loss carryforwards has changed. As a result of this change in timing, the income tax provision in the third quarter of 1996 increased by $6.5 million.

Effect on Other Years:
----------------------

Income (Loss) Before
Extraordinary Item and
Accounting Change                              1995                1994                1993                 1992
-----------------                             ------              ------             --------              -------
  As Reported                                 $105.4              $168.5             $(242.4)              $(74.7)
  As Restated                                 $102.2              $185.2             $(243.6)              $(74.0)

Net Income (Loss)
-----------------
  As Reported                                 $110.8              $168.5             $(258.9)              $(48.4)
  As Restated                                 $107.5              $185.2             $(260.1)              $(47.8)

Earnings (Loss) Per Share
-------------------------
  As Reported                                 $ 2.34*             $ 4.33             $ (8.04)*             $(2.58)*
  As Restated                                 $ 2.26*             $ 4.79             $ (8.07)*             $(2.56)*

-------------------
* Reported earnings per share for 1995 before extraordinary items was $2.21; the restated amount was $2.13. Reported earnings (loss) per share for 1993 before cumulative effect of accounting change was $(7.55); the restated amount was $(7.58). Reported earnings (loss) per share for 1992 before extraordinary items and cumulative effect of accounting change was $(3.61); the restated amount was $(3.59).

-------------------
The major impact of the above restatements occurred in 1994 and 1995. Net income for 1994 increased by $16.7 million, primarily as a result of adjustments to actuarially value certain of the Company's postemployment benefit liabilities and a redetermination of state taxes. The 1995 restatement of $3.2 million related primarily to the deferral of grant income which had previously been recognized as income when received.

Effect of Restatements on Retained Earnings (Accumulated Deficit)
-----------------------------------------------------------------
As a result of the restatement, retained earnings (accumulated deficit) as of January 1, 1992 was increased by $30.9 million. A comparison of retained earnings (accumulated deficit) as originally reported and as restated for each of the last five years is as follows:



                                          As Reported             As Restated                  Cumulative Change
                                          -----------             -----------                  -----------------
January 1, 1992                            $ 136.7                  $ 167.7                          $31.0

December 31, 1992                          $  70.8                  $ 102.4                          $31.6
December 31, 1993                          $(207.4)                 $(177.0)                         $30.4
December 31, 1994                          $ (44.0)                 $   3.1                          $47.1
December 31, 1995                          $  54.1                  $  97.9                          $43.8
December 31, 1996                          $  89.5                  $ 139.2                          $49.7

NOTE 3- NET GAIN ON DISPOSAL OF NON-CORE ASSETS AND OTHER NONRECURRING ITEMS

In 1997 and 1996, the Company disposed or made provisions for disposing of certain non-core assets. The effects of these transactions are presented as a separate component in the Statements of Consolidated Income entitled net gain on disposal of non core assets, except as otherwise indicated. A discussion of these items follows.

On April 1, 1997, the Company completed the sale of its 21.73% minority equity interest in the Iron Ore Company of Canada ("IOC") to North Limited, an Australian mining and metals company ("North"). The Company received net proceeds of $75.3 million from North in exchange for its interest in IOC and recorded a $37 million gain. The Company will continue to purchase iron ore at fair market value from IOC pursuant to the terms of long-term supply agreements.

On June 12, 1997, the Company completed the sale of a coke oven battery servicing the Great Lakes Division and other related assets, including coal inventories, to a subsidiary of DTE Energy Company. The Company received net proceeds of $234.0 million in connection with the sale and recorded a $16.3 million loss. The Company utilized a portion of the proceeds to prepay the remaining $154.3 million of the related party coke battery debt, which resulted in a net of tax extraordinary loss of $5.4 million. As part of the arrangement, the Company has agreed to operate the battery under an Operation and Maintenance Agreement executed with DTE, and will purchase at fair market value the majority of the coke produced from the battery under a requirements contract.

In the second quarter, the Company also recorded a $3.6 million charge related to the decision to cease operations of American Steel Corporation, a wholly-owned subsidiary which pickled and slit steel. The Company also recorded a gain of $3.0 million related to the sale of a coal mine property.

In the third quarter of 1997, the Company sold two additional coal properties. The Company received proceeds for the property sales of $7.7 million, $5.3 million after taxes and expenses, and in conjunction with one of the property sales, the purchaser agreed to assume the potential environmental liabilities of approximately $8 million related to the property. Additionally, during the third quarter of 1997, the Company received information concerning other liabilities related to its shutdown coal properties which resulted in a reduction of the related accrued liabilities. As such, the Company recorded an aggregate net gain related to its shutdown coal properties of $28.8 million during the third quarter of 1997.

During the third quarter of 1996, the Company settled two disputes that resulted in aggregate gains totaling $11.2 million. On September 12, 1996, following the closing of the settlement agreement between the Company and Bakers Port, Inc., the Company sold 213 acres out of a total of 2,338 acres of land received in connection with the settlement. The sale generated a net gain of $3.7 million.

On August 15, 1996, the Company finalized the settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") relating to the Donner-Hanna Joint Venture pension plans. As a part of the settlement, the Company paid $8.5 million to the PBGC. Since the Company had estimated and accrued approximately $16 million for this liability, a gain of $7.5 million was recorded in connection with the settlement. This gain was recorded as a reduction to cost of products sold during the third quarter of 1996.

NOTE 4 - ENVIRONMENTAL AND LEGAL PROCEEDINGS

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and other similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") at a number of off-site CERCLA or state superfund site proceedings. At some of these sites, any remediation costs incurred by the Company would constitute liabilities for which Avatex Corporation ("Avatex"), formerly FoxMeyer Health Corporation, is required to indemnify the Company ("Avatex Environmental Liabilities"). (See Note 5) In addition, at some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability.

The Company has also recorded the reclamation and other costs to restore its inactive coal property locations to their original and natural state, as required by various federal and state mining statutes.

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. The outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period. The Company has recorded an aggregate environmental liability of $10.0 million and $21.6 million at September 30, 1997 and December 31, 1996, respectively. Approximately $8 million of the decrease in the environmental liability from December 31, 1996 to September 30, 1997 was a result of the sale of certain coal properties which took place in the third quarter of 1997. The balance of the decrease was a result of updated information regarding other environmental proceedings.

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

NOTE 5 - CONTINGENCIES RELATED TO WEIRTON LIABILITIES

In 1984, the Company sold its Weirton Steel Division ("Weirton") to the employees of the Weirton Steel Corporation. As a part of this sale, the Company retained certain pension and other postretirement benefit liabilities of Weirton (the "Retained Liabilities") as of the sale date.

In a series of transactions occurring after 1984, Avatex sold its interest in the Company to NKK Corporation ("NKK") and the public. As part of those transactions, Avatex agreed to indemnify the Company for the Retained Liabilities and the Avatex Environmental Liabilities. In 1990, under the terms of the Stock Purchase and Recapitalization Agreement between the Company and Avatex (the "Recapitalization Agreement"), the Company received a payment of $146.6 million and released Avatex from indemnification liability for $146.6 million of the Retained Liabilities. In 1993, the Company released Avatex from an additional $67.8 million of pension liabilities in connection with an early redemption of 10,000 shares of the Redeemable Preferred Stock-Series B owned by Avatex. In 1994, Avatex prepaid $10.0 million to the Company with respect to a portion of the Avatex Environmental Liabilities. Avatex remains liable to indemnify the Company for Avatex Environmental Liabilities in excess of this amount.

Upon the occurrence of certain events detailed in the Recapitalization Agreement, prior to or coincident with the Series B Preferred Stock final redemption, the released Retained Liabilities would be recalculated by an independent actuary. Any adjustment (the "true-up") to bring the balance of the released Retained Liabilities to such recalculated amount will be dealt with in the Redeemable Preferred Stock-Series B redemption proceeds or otherwise settled.

The Company and Avatex have been negotiating a settlement of the Retained Liabilities and the Avatex Environmental Liabilities and, in connection with the negotiations, the Company is considering the final redemption of the Redeemable Preferred Stock-Series B. At this time no agreement has been reached as to the amount of any such settlement and any settlement would be subject to approval by the Board of Directors of the respective companies. If a settlement is reached, adjustments are not expected to have a material effect on net income or stockholders' equity of the Company.

Avatex has experienced operating difficulties and has recorded substantial asset writedowns. In its filing with the Securities and Exchange Commission, dated June 30, 1997, it reported a deficit in its consolidated stockholders' equity of $158.7 million. Most of Avatex's operating subsidiaries have filed for bankruptcy protection. Although Avatex, the parent company, has not been included in the bankruptcy filing, the filing has caused the Company to have increased concerns about Avatex's ability to honor its remaining indemnification obligations to the Company. Should Avatex, the parent company, seek bankruptcy protection, the Company's future cash outlays and on-going charges to operations could be significantly increased.

Avatex is subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Pursuant to the continuing Audit Committee inquiry, the Company has determined that certain prior period financial statements must be restated. The financial statements for the first two quarters of 1997 and the quarters and year ended 1996 have been restated to correct accounting errors and the restated amounts are reflected in the discussions in Item 2. (See also Note 2 to the Consolidated Financial Statements and Item 5 in Part II - Other Information.)

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 1997 and 1996

Net Sales

Net sales for the third quarter of 1997 totaled $788.7 million, an improvement of $ 52.8 million, or 7.2%, compared to the corresponding period in 1996. Approximately 81% of this increase was attributable to an 85,000 ton increase in shipments, while approximately 13% can be attributed to improvements in product and customer mix. Additionally, improved selling prices accounted for approximately 6% of the increase in net sales.

Steel shipments for the third quarter of 1997 were 1,519,000 tons, a 5.9% increase compared to the 1,434,000 tons shipped during the corresponding 1996 period.

Cost of Products Sold

The Company's cost of products sold of $654.1 million during the third quarter of 1997 represented 82.9% of sales compared to 87.6% of sales for the same period in 1996. The improved cost relationship resulted in a gross margin improvement of approximately $43.6 million. The improvement in gross margin was largely the result of higher production and shipment levels, as well as improved pricing, improved customer and product mix, and the impact of the items discussed below.

Certain other events impacted costs in each period. In 1996, an unplanned blast furnace outage at the Company's Granite City Division increased costs by approximately $15 million. Additionally, costs were favorably impacted in 1996 by approximately $8 million in connection with a settlement with the PBGC relating to the Donner-Hanna Joint Venture Pension Plans. As a result of the restatement, cost of goods sold increased by $7.5 million. This increase was primarily due to a pension and postretirement benefit adjustment. Costs were favorably impacted in 1997 by an insurance settlement of approximately $4 million relating to the Granite City Division third quarter 1996 unplanned blast furnace outage, as well as, by the reversal of approximately $4 million relating to the intra-period accrual of costs associated with the expected blast furnace reline at the Great Lakes Division. This planned outage has been postponed until the first quarter of 1998.

During the third quarter of 1997, the Company produced 1,658,000 net tons of steel, a 7.5% increase compared to the 1,542,000 net tons produced during the corresponding 1996 period.

Selling, General and Administrative Expense

Selling, general and administrative expense of $37.4 million during the third quarter of 1997 represents a decrease of $2.7 million compared to the corresponding 1996 period. This decrease is primarily a result of lower benefit related expenses, partially offset by higher information systems contract charges.

Depreciation Expense

Depreciation expense was lower in the third quarter of 1997 as compared to the corresponding 1996 period primarily as a result of the sale of the Company's coke oven battery at the Great Lakes Division. (See further discussion in Part 1, Item 1, Note 3)

Financing Costs

Net financing costs of $1.2 million during the third quarter of 1997 represents an $8.3 million decrease compared to the corresponding 1996 period. This improvement is partially attributable to a $4.6 million increase in interest income on short term investments. Additionally, lower interest expense resulted from lower average debt levels, due primarily to the payoff of the related party debt, and slightly higher capitalized interest.

Net Gain on Disposal of Non-Core Assets

During the third quarter of 1997, the Company sold two additional coal properties. The Company received proceeds for the property sales of $7.7 million. In conjunction with one of the property sales, the purchaser agreed to assume the potential environmental liabilities of approximately $8.0 million related to the property. Additionally, during the third quarter of 1997, the Company received information concerning other liabilities related to its shutdown coal properties which resulted in a reduction of the related accrued liabilities. As such, the Company recorded an aggregate net gain related to its shutdown coal properties of $28.8 million during the third quarter of 1997.

During the third quarter of 1996, the Company sold certain land not used in the operations of the Company. The sale generated a net gain of $3.7 million.

Income Taxes

During the third quarter of 1997, the Company recorded current tax provisions of $21.9 million, offset by a deferred tax benefit of $5.4 million. This deferred tax benefit is a result of the periodic recognition of tax benefits relating to expectations of additional future income. The Company's effective tax rate is lower than the federal statutory rate primarily due to the continued utilization of available net operating loss carryforwards and the recognition of additional deferred tax benefits.

Comparison of the Nine-Month Periods Ended September 30, 1997 and 1996

Net Sales

Net sales for the first nine months of 1997 totaled $2.37 billion, an increase of $183.7 million, or 8.4%, compared to $2.19 billion during the same 1996 period. Approximately 54% of the increase was the result of the 204,000 ton increase in shipments for the period and approximately 38% was attributable to improvements in product and customer mix. The remaining 8% of the increase was the result of higher selling prices.

Steel shipments for the first nine months of 1997 were a record 4,645,000 tons, a 4.6% increase compared to the 4,441,000 tons shipped during the corresponding 1996 period.

Cost of Products Sold

The Company's cost of products sold of $2.01 billion during the first nine months of 1997 represented 84.7% of sales compared to 89.3% of sales for the same period in 1996. This improved cost relationship resulted in a gross margin improvement of approximately $129.9 million. This improvement was largely the result of increases in selling prices, production and sales levels, as well as stable operations.

Certain other events impacted costs in each period. In 1996, a kiln outage at National Steel Pellet Company increased costs by approximately $10 million. An unplanned 1996 blast furnace outage at the Company's Granite City Division increased costs by approximately another $15 million. Costs were favorably impacted in 1996 by approximately $7.5 million in connection with a settlement with the PBGC relating to the Donner-Hanna Joint Venture Pension Plans. In 1997, insurance recoveries aggregating approximately $6.6 million reduced cost of products sold.

Raw steel production totaled 4,926,000 tons for the first nine months of 1997, a
 .6% increase from the 4,895,000 tons produced during the nine month period ended September 30, 1996.

Selling, General and Administrative Expense

Selling, general and administrative expense of $106.2 million during the first nine months of 1997 represents a $1.9 million increase compared to the corresponding 1996 period. This increase is primarily the result of increased costs associated with expenses due to the conversion of stock options to stock appreciation rights, legal expenses and information systems contract charges, offset by lower benefit related expenses and lower professional service expenses.

Depreciation Expense

Depreciation expense was lower in the first nine months of 1997 as compared to the corresponding 1996 period primarily as a result of the sale of the Company's coke oven battery at the Great Lakes Division. (See further discussion in Part 1, Item 1, Note 3)

Financing Costs

Net financing costs of $14.0 million for the nine months ended September 30, 1997 represents a $13.5 million decrease compared to the same 1996 period. This improvement is partially attributable to a $7.3 million increase in interest income on short term investments. Additionally, lower interest expense resulted from lower average debt levels and higher capitalized interest.

Net Gain on Disposal of Non-Core Assets

In 1997 and 1996, the Company disposed of or made provisions for disposing of certain non-core assets. The effects of these transactions are presented as a separate component in the income statement entitled net gain on disposal of non core assets. A discussion of these items follows.

On April 1, 1997, the Company completed the sale of its 21.73% minority equity interest in the Iron Ore Company of Canada ("IOC") to North Limited, an Australian mining and metals company ("North"). The Company received net proceeds of $75.3 million from North in exchange for its interest in IOC and recorded a $37 million gain. The Company will continue to purchase iron ore at fair market value from IOC pursuant to the terms of long-term supply agreements.

On June 12, 1997, the Company completed the sale of a coke oven battery servicing the Great Lakes Division and other related assets, including coal inventories, to a subsidiary of DTE Energy Company. The Company received net proceeds of $234.0 million in connection with the sale and recorded a $16.3 million loss. The Company utilized a portion of the proceeds to prepay the remaining $154.3 million of the related party coke battery debt, which resulted in a net of tax extraordinary loss of $5.4 million. As part of the arrangement, the Company has agreed to operate the battery under an operation and maintenance agreement executed with DTE, and will purchase at fair market value the majority of the coke produced from the battery under a requirements contract.

In the second quarter, the Company also recorded a $3.6 million charge related to the decision to cease operations of American Steel Corporation, a wholly-owned subsidiary which pickled and slit steel. The Company also recorded a gain of $3.0 million related to the sale of a coal mine property.

In the third quarter of 1997, the Company sold two additional coal properties. The Company received proceeds for the property sales of $7.7 million, $5.3 million after taxes and expenses, and in conjunction with one of the property sales, the purchaser agreed to assume the potential environmental liabilities of approximately $8 million related to the property. Additionally, during the third quarter of 1997, the Company received information concerning other liabilities related to its shutdown coal properties which resulted in a reduction of the related accrued liabilities. As such, the Company recorded an aggregate net gain related to its shutdown coal properties of $28.8 million during the third quarter of 1997.

On September 12, 1996, following the closing of the settlement agreement between the Company and Bakers Port, Inc., the Company sold 213 acres out of a total of 2,338 acres of land received in connection with the settlement. The sale generated a net gain of $3.7 million.

Income Taxes

During the first nine months of 1997, the Company recorded current tax provisions of $43.4 million, offset by a deferred tax benefit of $16.2 million. This deferred tax benefit is a result of the periodic recognition of tax benefits related to expectations of additional future taxable income. The Company's effective tax rate is lower than the federal statutory rate primarily due to the continued utilization of available net operating loss carryforwards and the recognition of additional deferred tax benefits.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity needs arise primarily from capital investments, working capital requirements, pension funding requirements and principal and interest payments on its indebtedness. The Company has satisfied these liquidity needs with funds provided by long term borrowings and cash provided by operations. Additional sources of liquidity consist of a Receivables Purchase Agreement (the "Receivables Purchase Agreement") with commitments of up to $200.0 million and an expiration date of September, 2002 and both a $100.0 million and a $50.0 million credit facility, which are secured by the Company's inventories (the "Inventory Facilities") and expire in May, 2000 and July, 1998, respectively.

The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facilities and other debt instruments. On September 30, 1997, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facilities, and outstanding letters of credit under the Receivables Purchase Agreement totaled $91.0 million. During the first nine months of 1997, the maximum availability under the Receivables Purchase Agreement, after reduction for letters of credit outstanding, varied from $76.7 million to $111.1 million and was $109.0 million as of September 30, 1997.

At September 30, 1997, total debt and redeemable preferred stock as a percentage of total capitalization decreased to 34.1% as compared to 47.1% at December 31, 1996. Cash and cash equivalents totaled $416.9 million at September 30, 1997 compared to $109.0 million at December 31, 1996.

Cash Flows from Operating Activities

For the nine months ended September 30, 1997, cash provided from operating activities totaled $296.9 million, which is primarily attributable to $156.8 million in net income earned during the period, adjusted for the impact of working capital items and non-cash items. Additionally, in the third quarter of 1997, the Company accelerated a contribution of $40.9 million to its pension plans.

Cash Flows from Investing Activities

Capital investments for the nine months ended September 30, 1997 totaled $101.0 million. The 1997 spending is primarily related to the modernization and upgrading of the Company's 72 inch continuous galvanizing line and the construction of a new 48 inch wide coating line, both of which are located at the Midwest Division. The Company plans to invest approximately $50 million during the remainder of 1997 for capital expenditures, including the aforementioned Midwest Division projects and improvements at its other facilities.

During the second quarter of 1997, the Company sold its coke oven battery at the Great Lakes Division, as well as its minority investment in the Iron Ore Company of Canada. The sale of these two non-core assets generated net proceeds of $309.3 million. The Company utilized $162.5 million of these proceeds to prepay the related party debt associated with the coke oven battery, including prepayment costs and accrued interest. Additionally, in the second and third quarters of 1997, certain coal mining properties were sold generating net proceeds of $8.3 million. If the negotiations with Avatex result in a settlement, a cash payment will be required for the settlement of the Retained Liabilities, and the Avatex Environmental Liabilities and the redemption of Redeemable Preferred Stock-Series B (see also Part I, Item I, Note 5). The Company also is continuing to evaluate other possible uses of the remaining proceeds, including additional pension and VEBA funding, retirement of Preferred Stock Series A, additional debt retirements and capital investment opportunities.

Cash Flows from Financing Activities

During the first nine months of 1997, the Company utilized $205.3 million of cash for financing activities, which includes the $154.3 million prepayment of related party debt associated with the sale of the coke oven battery servicing the Great Lakes Division and $4.5 million of costs associated with the prepayment of the aforementioned debt. Other areas of cash utilization for financing activities included scheduled payments of debt, as well as dividend payments on the Company's preferred stock.

OTHER

Year 2000 Issues

The "Year 2000" problem is caused by software which processes years as only two digits. In earlier periods of computer programming, programmers often developed and maintained date fields with only two digit years in an effort to conserve computer resources and memory. The Company is in the process of working to correct this problem and has formed a committee consisting of executive management to oversee all Year 2000 activities. The Company retained a third party consulting group to assess the Company's mainframe environment and identify the actions which need to be taken to correct any Year 2000 problems. The Company has spent approximately $1.4 million in 1997 and is expected to spend an additional $10 million on its mainframe projects to address the Year 2000 issue.

Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"). "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the current presentation of primary EPS to a presentation of basic EPS, which excludes any dilutive effect of stock options. The statement also requires presentation of diluted EPS, which is computed similarly to fully diluted EPS under existing accounting rules. Stock options are the Company's only dilutive securities and are not entered into the determination of primary EPS as their dilutive effect is less than 3%. As such, the presentation of basic EPS will be consistent with the current primary EPS. The impact of SFAS 128 on the calculation of fully diluted EPS is not expected to be material.

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which is effective for years beginning after December 15, 1997, and will be adopted by the Company in 1998. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement will not have any impact on the results of operations or the financial position of the Company.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies are required to report segment information in annual financial statements and in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997, and the Company anticipates adopting the Statement in 1998. Although the Company is evaluating the impact that this Statement will have on its financial reporting, the Company does not expect any additional significant reporting requirements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Statements made by the Company in reports, such as this Form 10-Q, in press releases and in statements made by employees in oral discussions, that are not historical facts constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward looking statements, by their nature, involve risk and uncertainty. A variety of factors could cause business conditions and the Company's actual results and experience to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following: (1) changes in market prices and market demand for the Company's products; (2) changes in the costs or availability of the raw materials and other supplies used by the Company in the manufacture of its products; (3) equipment failures or outages at the Company's steelmaking, mining and processing facilities; (4) losses of customers; (5) changes in the levels of the Company's operating costs and expenses; (6) collective bargaining agreement negotiations, strikes, labor stoppages or other labor difficulties;
(7) actions by the Company's competitors, including domestic integrated steel producers, foreign competitors, mini-mills and manufacturers of steel substitutes, such as plastics, aluminum, ceramics, glass, wood and concrete; (8) changes in industry capacity; (9) changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation; (10) worldwide changes in trade, monetary or fiscal policies, including changes in interest rates; (11) changes in the legal and regulatory requirements applicable to the Company; and (12) the effects of extreme weather conditions.

                          PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

Environmental Matters

Great Lakes Division - Wayne County Air Pollution Control Department. With respect to the matter involving alleged exceedances of emission and work practice standards at the Company's Great Lakes Division, previously reported in the Company's 1996 Form 10-K and first quarter 1997 Form 10-Q, the Wayne County Air Pollution Control Department has issued a total of 28 notices of violation concerning alleged noncompliance with applicable permits, regulations and orders in 1997. No demands for penalties have been made, and the Company has responded to the notices.

Great Lakes Division - Outfalls Proceedings. With respect to the matter involving alleged exceedances of discharge limitations at an outfall located at the Company's Great Lakes Division hot strip mill facility, previously reported in the Company's 1996 Form 10-K, the Michigan Department of Environmental Quality ("MDEQ") has presented the Company with a draft Administrative Consent Order, which included a demand for payment of a $200,000 civil penalty and MDEQ's costs in the amount of approximately $16,000. Negotiations are continuing.

Additionally, with respect to the state court complaint filed by MDEQ on February 5, 1997 alleging approximately 75 violations of two National Pollutant Discharge Elimination System ("NPDES") water discharge permits, previously reported in the Company's 1996 Form 10-K, MDEQ presented the Company with a draft consent decree in which it made a demand for a civil penalty of $45,000 in settlement of this matter. The Company has responded to MDEQ, agreeing to the $45,000 penalty, but proposing to expand the scope of the settlement to include all reported exceedances under the NPDES permits covering the Great Lakes Division's Zug Island and main plant operations through the effective date of the consent decree. Discussions are ongoing.

Great Lakes Division - Multimedia Environmental Inspection. With respect to the matter involving a multimedia inspection of the Company's Great Lakes Division by the United States Environmental Protection Agency (the "EPA"), previously reported in the Company's 1996 Form 10-K, on September 24, 1997, the EPA filed a complaint against the Company alleging violations of various environmental requirements. An initial civil penalty of approximately $270,000 was proposed. The Company intends to engage in settlement discussions with the EPA concerning these matters.

Item 5.  Other Information

The Company has appointed Michael D. Gibbons as Acting Chief Financial Officer while it conducts a search to fill the position on 2 permanent basis. In addition to his other responsibilities, Mr. Gibbons will provide oversight and coordinate activities relating to the Company's restatements of its prior period financial statements and SEC filings and its continuing efforts to cooperate with the Audit Committee of the Company's Board of Directors in its ongoing inquiry.

The Staff of the SEC has informed the Company that the Commission has authorized an investigation pursuant to a formal order of investigation relating to the matters described in Note 2 of the Consolidated Financial Statements and the Company intends to cooperate with the Staff in this matter.

Item 6.  Exhibits and Reports on Form 8-K

(a)   See attached Exhibit Index

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the third quarter of 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL STEEL CORPORATION


                                       BY /s/ John A. Maczuzak
                                          -------------------------------------
                                          John A. Maczuzak
                                          President and Chief Operating Officer



                                       BY /s/ Michael D. Gibbons
                                          -------------------------------------
                                          Michael D. Gibbons
                                          Acting Chief Financial Officer



Date: November 14, 1997

                          NATIONAL STEEL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX

               For the quarterly period ended September 30, 1997



15.1      Independent Accountants' Review Report

15.2      Acknowledgement Letter on unaudited interim financial information

18        Preferability Letter on change in accounting principles

27-A      Financial Data Schedule