Form 10-K/A
period 1996-12-31
NATIONAL STEEL CORP
filed 1998-01-29
CIK 70578

                                     1996

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

Exhibit 13 to Registrant's Form 10-K for the Fiscal Year Ended December 31, 1996 is hereby amended as follows:

This amendment reflects restated financial statements (See Note B to Consolidated Financial Statements contained in amended Exhibit 13 filed herewith). The amended items are set forth below:

Items 6, 7, and 8 are incorporated by reference to amended Exhibit 13 filed herewith.

Schedule II is filed herewith.

Exhibit 13 is filed herewith.








                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NATIONAL STEEL CORPORATION

                                By: /s/ John A. Maczuzak
                                    --------------------------------------------
                                    John A. Maczuzak
                                    President and Chief Operating Officer


                                By: /s/ Michael D. Gibbons
                                    --------------------------------------------
                                    Michael D. Gibbons
                                    Acting Chief Financial Officer

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Thousands of Dollars)



          COLUMN A                      COLUMN B                  COLUMN C                    COLUMN D        COLUMN E
          --------                     -----------    ----------------------------------     -----------    -------------
                                                                  ADDITIONS
                                                      ----------------------------------
                                       Balance at                           Charged to
                                       Beginning         Charged to        Other Accounts -  Deductions -    Balance at
     Description                       of Period      Costs and Expense      Describe         Describe      End of Period
     -----------                       -----------    -----------------    --------------    -----------    -------------
Year Ended December 31, 1996
----------------------------

RESERVES DEDUCTED FROM ASSETS
 Allowances and discounts on trade
  notes and accounts receivable          $ 19,986           $21,560 (1)      $    ----         $22,226 (3)     $ 19,320
 Valuation allowance on deferred
  tax assets                              135,600             ----              (37,200) (2)     ----            98,400

Year Ended December 31, 1995
----------------------------

RESERVES DEDUCTED FROM ASSETS
 Allowances and discounts on trade
  notes and accounts receivable          $ 15,185           $21,046 (1)      $    ----         $16,245 (3)     $ 19,986
 Valuation allowance on deferred
  tax assets                              189,500             ----              (53,900) (2)     ----           135,600

Year Ended December 31, 1994
----------------------------

RESERVES DEDUCTED FROM ASSETS
 Allowances and discounts on trade
  notes and accounts receivable          $ 21,380           $28,504 (1)      $    ----         $34,699 (3)     $ 15,185
 Valuation allowance on deferred
  tax assets                              252,100             ----              (62,600) (2)     ----           189,500

NOTE 1 -  Provision for doubtful accounts of $748, $4,854 and $(3,155) for
          1996, 1995 and 1994, respectively and other charges consisting primarily of claims for pricing adjustments and discounts allowed.
NOTE 2 -  Represents the increase or (decrease) in the net deferred tax asset.
NOTE 3 - Doubtful accounts charged off, net of recoveries, claims and discounts allowed and reclassification to other assets.