Form 10-K/A
period 1996-12-31
NATIONAL STEEL CORP
filed 1998-01-29
CIK 70578

                                     1996

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 3

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

Schedule II is filed herewith.

Exhibit 13 is filed herewith.


This Amendment No. 3 supersedes Amendment No. 2 which contained an error in the Report of Ernst & Young LLP Independent Auditors.





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