Form 10-Q/A
period 1997-03-31
NATIONAL STEEL CORP
filed 1998-01-29
CIK 70578

                                                                       1997
                                                                   First Quarter


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                              F O R M  1 0 - Q/A
         (Amendment No. 1 to Form 10-Q originally filed May 14, 1997)


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

  [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

THIS AMENDMENT REFLECTS RESTATED FINANCIAL INFORMATION. (SEE NOTE 2 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)


PART I.   FINANCIAL INFORMATION                         PAGE
                                                        ----
     Statements of Consolidated Income -
      Three Months Ended March 31, 1997 and 1996          3


     Consolidated Balance Sheets -
      March 31, 1997 and December 31, 1996                4


     Statements of Consolidated Cash Flows -
      Three Months Ended March 31, 1997 and 1996          5


     Statements of Changes in Consolidated
      Stockholders' Equity and Redeemable
      Preferred Stock-Series B -
      Three Months Ended March 31, 1997 and
      Year Ended December 31, 1996                        6


     Notes to Consolidated Financial Statements           7


     Management's Discussion and Analysis of
      Financial Condition and Results of Operations      14



PART II.  OTHER INFORMATION

     Legal Proceedings                                   18


     Exhibits and Reports on Form 8-K                    19


                        PART I. - FINANCIAL INFORMATION


NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                         Three Months
                                                        Ended March 31,
                                                     1997             1996
                                                  (Restated)       (Restated)
                                                  -----------      ----------
Net Sales                                           $757,618        $682,143

Cost of products sold                                653,204         629,002
Selling, general and administrative                   32,444          30,113
Depreciation, depletion and amortization              35,151          36,288
Equity income of affiliates                              (94)         (2,287)
                                                    ---------       ---------
Income (Loss) from Operations                         36,913         (10,973)

Financing Costs:
 Interest and other financial income                  (1,715)         (1,896)
 Interest and other financial expense                  9,889          10,667
                                                    ---------       ---------
                                                       8,174           8,771
                                                    ---------       ---------

Income (Loss) before Income Taxes                     28,739         (19,744)

Income tax provision (credit)                          2,074          (5,548)
                                                    ---------       ---------

Net Income (Loss)                                     26,665         (14,196)
Less preferred stock dividends                         2,741           2,742
                                                    ---------       ---------

 Net income (loss) applicable to Common Stock       $ 23,924        $(16,938)
                                                    =========       =========
Per Share Data Applicable to Common Stock:

Net Income (Loss) Applicable to Common Stock        $    .55        $   (.39)
                                                    =========       =========

Weighted average shares outstanding (in thousands)    43,288          43,288

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

                                                       March 31,     December 31,
                                                          1997           1996
                                                       (Restated)     (Restated)
                                                       ----------    ------------
Assets
Current assets
 Cash and cash equivalents                             $  135,003     $  109,041
 Receivables - net                                        292,767        281,889
 Inventories - net:
  Finished and semi-finished products                     304,562        299,333
  Raw materials and supplies                              111,600        141,234
                                                       ----------     ----------
                                                          416,162        440,567
                                                       ----------     ----------
   Total current assets                                   843,932        831,497
Investments in affiliated companies                        59,648         65,399
Property, plant and equipment                           3,709,305      3,664,597
 Less allowances for depreciation, depletion
  and amortization                                      2,245,443      2,209,079
                                                       ----------     ----------
                                                        1,463,862      1,455,518
Other assets                                              207,657        203,878
                                                       ----------     ----------
     Total Assets                                      $2,575,099     $2,556,292
                                                       ==========     ==========

Liabilities, Redeemable Preferred Stock and
 Stockholders' Equity

Current liabilities
 Accounts payable                                      $  222,830     $  234,892
 Accrued liabilities                                      289,639        278,147
 Current portion of long term obligations                  38,538         37,731
                                                       ----------     ----------
   Total current liabilities                              551,007        550,770

Long term obligations                                     314,714        323,550
Long term indebtedness to related parties                 139,160        146,744
Other long term liabilities                               838,577        827,136
Redeemable Preferred Stock - Series B                      63,155         63,530

Stockholders' equity
 Common Stock - par value $.01:
  Class A - authorized 30,000,000 shares, issued
   and outstanding 22,100,000                                 221            221
  Class B - authorized 65,000,000 shares; issued
   and outstanding 21,188,240                                 212            212
Preferred Stock - Series A                                 36,650         36,650
Additional paid-in-capital                                465,359        465,359

Retained earnings                                         166,044        142,120
                                                       ----------     ----------
    Total stockholders' equity                            668,486        644,562
                                                       ----------     ----------
     Total Liabilities, Redeemable Preferred Stock
       and Stockholders' Equity                        $2,575,099     $2,556,292
                                                       ==========     ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)


                                                                Three Months
                                                              Ended March 31,
                                                              1997        1996
                                                           (Restated)  (Restated)
                                                           ----------  ----------
Cash Flows from Operating Activities
Net Income (loss)                                           $ 26,665   $(14,196)

Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation, depletion and amortization                    35,151     36,288
  Carrying charges related to facility sales
   and plant closings                                          5,179      5,596
  Equity income of affiliates                                    (94)    (2,287)
  Dividends from affiliates                                    6,808      4,375
  Postretirement benefits                                     10,039     14,332
  Deferred income taxes                                       (5,400)    (5,400)
Cash provided (used) by working capital items:
  Receivables                                                (10,878)    45,604
  Inventories                                                 24,405        (46)
  Accounts Payable                                           (12,062)   (14,489)
  Accrued Liabilities                                         11,419     (6,139)
Other                                                           (833)    (2,620)
                                                            --------   --------
     Net Cash Provided by Operating Activities                90,399     61,018

Cash Flows from Investing Activities
  Purchases of plant and equipment (net)                     (42,975)   (31,236)
                                                            --------   --------
     Net Cash Used in Investing Activities                   (42,975)   (31,236)
Cash Flows from Financing Activities
  Debt Repayment                                             (15,613)   (14,981)
  Payment of released Weirton benefit liabilities             (2,806)    (3,763)
  Dividend payments on Preferred Stock-Series A               (1,014)    (1,015)
  Dividend payments on Preferred Stock-Series B                 (210)     -----
  Payment of unreleased Weirton liabilities and
    their release in lieu of cash dividends on
    Preferred Stock-Series B                                  (1,819)    (2,031)
                                                            --------   --------
     Net Cash Used in Financing Activities                   (21,462)   (21,790)
                                                            --------   --------

Net Increase in Cash and Cash Equivalents                     25,962      7,992
Cash and cash equivalents at the beginning of the period     109,041    127,616
                                                            --------   --------
Cash and cash equivalents at the end of the period          $135,003   $135,608
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



                                          Common    Common    Preferred   Additional              Total          Redeemable
                                          Stock -   Stock -   Stock -     Paid-In     Retained    Stockholders'  Preferred Stock -
                                          Class A   Class B   Series A    Capital     Earnings    Equity         Series B
                                          -------   -------   ---------   ----------  --------    -------------  -----------------
BALANCE AT DECEMBER 31, 1995
 as previously reported                     $221     $212      $36,650     $465,359    $54,115      $556,557           $65,030

Adjustment to correct prior period
 Accounting errors                                                                      43,778        43,778
                                            ----     ----      -------     --------   --------      --------           -------
BALANCE AT JANUARY 1, 1996 (Restated)       $221     $212      $36,650     $465,359   $ 97,893      $600,335           $65,030
Net income (Restated)                                                                   53,924        53,924
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                              1,500         1,500            (1,500)
Cumulative dividends on Preferred
 Stock - Series A and B                                                                (12,459)      (12,459)
Minimum pension liability (Restated)                                                     1,262         1,262
                                            ----     ----      -------     --------   --------      --------           -------
BALANCE AT DECEMBER 31, 1996 (Restated)      221      212       36,650      465,359    142,120       644,562            63,530
Net income (Restated)                                                                   26,665        26,665
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                                375           375              (375)
Cumulative dividends on Preferred
 Stock - Series A and B                                                                 (3,116)       (3,116)

                                            ----     ----      -------     --------   --------      --------           -------
BALANCE AT MARCH 31, 1997 (Restated)        $221     $212      $36,650     $465,359   $166,044      $668,486           $63,155
                                            ====     ====      =======     ========   ========      ========           =======

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature, except for the items discussed in Note 2. The financial results presented for the three month period ended March 31, 1997 is not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K") contains additional information and should be read in conjunction with this report. The 1996 Form 10-K has been amended to reflect changes made in accordance with the restatement discussed in
Note 2.

Certain items in prior years have been reclassified to conform with the current year presentation.

NOTE 2 - AUDIT COMMITTEE INQUIRY AND RESTATEMENT OF PRIOR PERIODS

The Audit Committee of the Company's Board of Directors in the third quarter of 1997 was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, has inquired into these matters. The Company, based upon the inquiry, has determined the need to restate its financial statements for certain prior periods. In the Form 10-Q filed on November 14, 1997, the Company included the effects of the restatement that increased previously reported retained earnings at December 31, 1996 by $49.7 million and January 1, 1992 by $31.0 million. That Form 10-Q also indicated that the Audit Committee inquiry was continuing. Subsequent to that filing, as a result of further review initiated due to that inquiry, and as part of its 1997 year-end closing process, the Company has become aware of certain additional accounting errors which require restatement. These additional adjustments affect the reported results for 1997 and 1996, and result in reporting net earnings increases of $3.4 million in 1996 and $1.4 million, $5.3 million and $1.2 million in the first, second and third quarters of 1997, respectively.

On December 15, 1997, the Board of Directors approved the termination of the Company's Vice President-Finance in connection with the Audit Committee inquiry. During January 1998, legal counsel to the Audit Committee issued its report to the Audit Committee and the Audit Committee approved the report and concluded its inquiry. On January 21, 1998, the Board of Directors accepted the report and approved the recommendations, except for the recommendation to revise the Audit Committee Charter which will be considered at the next Board of Directors meeting. The report found certain misapplications of generally accepted accounting principles and accounting errors, including excess reserves, which have been corrected by the restatements as discussed below. The report found that the accretion of excess reserves to income during the first, second and third quarters of 1997 as described below may have had the effect of management of earnings as the result of errors in judgment and misapplications of generally accepted accounting principles. However, these errors do not appear to have involved the intentional misstatement of the Company's accounts. The report also found weaknesses in internal controls and recommended various improvements in the Company's system of internal controls, a comprehensive review of such controls, a restructuring of its finance and accounting department, and expansion of the role of the internal audit function, as well as corrective measures to be taken related to the specific causes of the accounting errors. The Company has begun to implement these recommendations.

The Securities and Exchange Commission (the "Commission") has authorized an investigation pursuant to a formal order of investigation relating to the matters described above. The Company has been cooperating with the Staff of the Commission and intends to continue to do so.

The following tables reflect the effect of the restatement on reported net income (loss) and retained earnings (accumulated deficit) (in millions of dollars):

1997 Restatement:
-----------------
                                   1st Quarter   2nd Quarter   3rd Quarter   Nine Months
Income Before Income Taxes and
------------------------------
Extraordinary Item:
-------------------
  As Originally Reported             $ 28.5        $ 71.9         $ 93.9         $194.3

  As Restated                        $ 28.7        $ 72.3         $ 93.7         $194.7

Income Before Extraordinary Item:
---------------------------------
  As Originally Reported             $ 25.9        $ 62.5         $ 77.3         $165.7

  As Restated                        $ 26.7        $ 64.9         $ 78.6         $170.2

Net Income:
-----------
  As Originally Reported             $ 25.9        $ 57.1         $ 77.3         $160.3

  As Restated                        $ 26.7        $ 59.5         $ 78.6         $164.8

Earnings Per Share:
-------------------
   As Originally Reported            $  .53        $ 1.26*        $ 1.72         $ 3.52

   As Restated                       $  .55        $ 1.31*        $ 1.76         $ 3.62


* Second quarter 1997 reported earnings per share before extraordinary items was $1.38; the restated amount was $1.43. Six month reported earnings per share before extraordinary items was $1.91; the restated amount was $1.98. Nine month reported earnings per share before extraordinary items was $3.55; the restated amount was $3.74.

-----------------------------

The first quarter of 1997 was increased on a net pre-tax income basis by $.3 million. The reversal of the accretion of excess reserves reduced pre-tax income by approximately $3.0 million (net of $.3 million of tax related accretion). Revised timing of the recognition of an insurance recovery from the second to the first quarter of 1997 increased pre-tax income by approximately $3.0 million. Other adjustments increased pre-tax income by approximately $.2 million. The tax provision decreased by $.6 million primarily as a result of a revision in the state tax provision to appropriately reflect the benefit of net operating loss carryforwards.

The second quarter of 1997 was increased on a net pre-tax income basis by $.3 million. The reversal of the accretion of excess reserves decreased pre-tax income by approximately $3.6 million (net of $.3 million of tax related accretion). The aforementioned revised timing of the recognition of an insurance recovery decreased pre-tax income by approximately $3.0 million. The revised timing of a write-off of the net book value of fixed assets to the period in which they were disposed of or demolished in connection with a 1997 construction project reduced pre-tax income by approximately $1.5 million. The revised timing on the recognition of a gain on the 1997 sale of a coal mine property increased pre-tax income by $3.0 million. Pretax income was also restated to reflect the reversal of a $5.2 million accrual of property taxes relating to the No. 5 coke oven battery, which were assumed by the buyer as part of the sale of that coke oven battery in the second quarter. Other adjustments increased pre-tax income by approximately $.3 million. The adjustment to the income tax provision of approximately $2.0 million related to a correction of the effective tax rate used in calculating the previously reported income tax provision.

Pre-tax income in the third quarter of 1997 was reduced by $.2 million. This reduction was due to the reversal of the impact of the accretion of an excess reserve to income which reduced the restated income by $.6 million, offset by other adjustments of $.4 million. The tax provision was reduced in the restatement by approximately $1.4 million to appropriately reflect the benefit of net operating loss carryforwards for state tax purposes.


1996 Restatement:
-----------------

                                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter   Year
                                    -----------  -----------  -----------  -----------  -------


Income (Loss) Before Income Taxes
and Accounting Change
---------------------------------
   As Originally Reported            $ (21.0)      $  5.0        $ 21.2       $ 23.6      $ 28.8

   As Restated                       $ (19.8)      $ 12.4        $ 12.1       $ 27.3      $ 32.0

Income (Loss) Before
Accounting Change:
--------------------

   As Originally Reported            $ (15.6)      $ 10.4        $ 24.3       $ 25.5      $ 44.6

   As Restated                       $ (14.2)      $ 17.9        $ 11.5       $ 27.6      $ 42.8


Net Income (Loss):
------------------

   As Originally Reported            $ (15.6)      $ 10.4        $ 24.3       $ 25.5      $ 44.6

   As Restated                       $ (14.2)      $ 17.9        $ 22.6       $ 27.6      $ 53.9


Earnings (Loss) Per Share:
--------------------------

  As Originally Reported             $ ( .42)      $  .18        $  .50*      $  .52      $  .78

  As Restated                        $ ( .39)      $  .35        $  .46*      $  .57      $  .99


-------------------

* Third quarter 1996 reported earnings per share before cumulative effect of accounting change was $ .50, the restated amount was $ .20; full year as reported was $ .78 and the restated amount was $.74.

-------------------

Pre-tax loss in the first quarter decreased by $1.2 million as a result of the restatement adjustments. The decrease was the result of an approximately $1.8 million adjustment to correct the accruals for certain employee incentive costs, offset by other adjustments which decreased pre-tax income by approximately $.6 million.

Pre-tax income in the second quarter increased by $7.4 million as a result of the restatement adjustments. The correction of a delay in recognition of reduced pension and postretirement benefits increased pre-tax income by $8.7 million. These reduced pension and postretirement expenses, which became known to the Company when the January 1 actuarial valuation information was being completed late in the second quarter, were previously recognized and reported in the third quarter. These expenses were reduced from the original estimates as a result of revised interest rate assumptions and as a result of the use of actual claim information with respect to postretirement benefit obligation computations. In addition, the second quarter included a reduction of pre-tax income of approximately $1.0 million to amortize grant income over the useful lives of the productive assets purchased with the grant rather than to recognize such grant income as received. Other adjustments decreased pre-tax income by $.3 million.

Pre-tax income in the third quarter decreased by $9.1 million as a result of the restatement adjustments. The decrease was caused by the aforementioned $8.7 million pension and postretirement benefit adjustment and other adjustments, which decreased pre-tax income by $.4 million. In addition to the effect of the above adjustments on net income, the restated net income in the third quarter was increased by $11.1 million to reflect the change made in the measurement date for the Company's pension and postretirement obligations from December 31st to September 30th. This change is accounted for as a cumulative effect of an accounting change. The 3.7 million increase in the tax provision related to the correction of the effective tax rate used in calculating the previously reported income tax provisions. As result of these adjustments, net income for the quarter decreased by $1.7 million.

Fourth quarter pre-tax income increased by an aggregate of $3.7 million as a result of the restatement adjustments. This resulted from reflecting the reversal of a reserve for slow moving inventory of $3.5 million previously recorded in the fourth quarter and reflecting a reduction of the allowance for bad debts by $2.0 million from amounts previously reported. This increase in pre-tax income was partially offset by an increase in postemployment benefits obligations based on corrections to actuarial valuations, which decreased pre-tax income by approximately $2.4 million. Other adjustments increased pre-tax income by approximately $.6 million. The tax provision in the fourth quarter was increased in the restated financial statements by approximately $1.6 million as a result of a correction of the effective tax rate used in calculating the previously reported income tax provision.

Effect on Other Years:
----------------------

                                            1995            1994            1993           1992
                                          --------        --------        --------       ---------
Income (Loss) Before Income
Taxes, Extraordinary Item And
Accounting Change
------------------------------

   As Originally Reported                 $  91.8          $ 151.8         $ (279.9)       $ (74.5)

   As Restated                            $  90.0          $ 168.7         $ (281.1)       $ (73.9)

Income (Loss) Before
  Extraordinary Item And
  Accounting Change
------------------------

   As Originally Reported                 $ 105.4          $ 168.5         $ (242.4)      $  (74.7)

   As Restated                            $ 102.2          $ 185.2         $ (243.6)      $  (74.0)

Net Income (Loss)
-----------------

   As Originally Reported                 $ 110.8          $ 168.5         $ (258.9)      $  (48.4)

   As Restated                            $ 107.5          $ 185.2         $ (260.1)      $  (47.8)

Earnings (Loss) Per Share
-------------------------

   As Originally Reported                 $  2.34*         $  4.33         $  (8.04)*      $ (2.58)*

   As Restated                            $  2.26*         $  4.79         $  (8.07)*      $ (2.56)*

--------------------

* Reported earnings per share for 1995 before extraordinary items was $2.21, the restated amount was $2.13. Reported earnings (loss) per share for 1993 before cumulative effect of accounting change was $(7.55); the restated amount was $(7.58). Reported earnings (loss) per share for 1992 before extraordinary items and cumulative effect of accounting change was $(3.61); the restated amount was $(3.59).

--------------------

The most significant of the restatement adjustments displayed in the table above occurred in 1994 and 1995. Restated pre-tax income for 1994 increased by $16.9 million. Approximately $13.1 million of the increase in 1994 pre-tax income related to adjustments to actuarially value certain of the Company's postemployment and postretirement benefit liabilities related to workers compensation and benefits for surviving spouses of certain former employees of the Company or joint ventures in which the Company was involved. The remaining adjustments relate to a reduction of the Company's Michigan Single Business Tax accruals and other items, which increased pre-tax income by approximately $3.7 million and $.1 million, respectively, in 1994. The 1995 restated pre-tax income includes an adjustment of approximately $3.8 million to amortize the recognition of grant income over the useful lives of the productive assets purchased with the grant, offset by other adjustments related primary to postretirement and postemployment benefits, which increased pre-tax income by $2.0 million. Grant income had previously been recognized as income when received.

Effect of Restatements on Retained Earnings (Accumulated Deficit)
-----------------------------------------------------------------

As a result of the restatement, Retained Earnings (Accumulated Deficit) as of January 1, 1992 increased by $31.0 million. A comparison of Retained Earnings (Accumulated Deficit) as originally reported and as restated for each of the last five years is as follows:



                                      As Reported            As Restated             Cumulative Change
                                      -----------            -----------             -----------------
January 1, 1992                        $ 136.7                $ 167.7                     $ 31.0

December 31, 1992                         70.8                  102.4                       31.6

December 31, 1993                       (207.4)                (177.0)                      30.4

December 31, 1994                        (44.0)                   3.1                       47.1

December 31, 1995                         54.1                   97.9                       43.8

December 31, 1996                         89.5                  142.1                       52.6

Adjustments made to reserves at January 1, 1992 consist of the following:

          -    Franchise tax and state tax reserves  $14.9
          -    General office reserve                  7.0
          -    Reserves for shutdown properties        8.9
          -    Other reserves                           .2
                                                     -----
                   Total                             $31.0
                                                     =====

The adjustments made to reserves at January 1, 1992 included excess state tax reserves related to franchise taxes of approximately $12.4 million and state income taxes of approximately $2.5 million. The general office reserve was a reserve established to record potential out-of-period items and was determined to be unnecessary at, and subsequent to, December 31, 1991. The excess shutdown reserves related to former operating or mining properties and joint ventures and included retiree medical insurance and other benefit arrangements and property costs.

Amendments to the 1996 Form 10-K and amendments to the other 1997 quarterly reports on Form 10-Q have been filed reflecting the above restatements. This report should be read in conjunction with those amended filings.

NOTE 3 - SUBSEQUENT EVENTS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Pursuant to an Audit Committee inquiry, the Company has determined that certain prior period financial statements must be restated. The financial statements for the first three quarters of 1997, and each of the quarters of and the year ended 1996 have been restated to correct the accounting errors.

The effect of the restatement on items previously presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations is as follows:

                                    Three months ended             Three months ended
                                      March 31, 1997                 March 31, 1996
                               As reported      As Restated     As Reported      As Restated
                               -----------      -----------     -----------      -----------
Net sales                      $   757,618      $   757,618     $   682,143      $   682,143

Cost of products sold              654,293          653,204         628,920          629,002

Equity income of affiliates            (94)             (94)         (2,287)          (2,287)

Income tax provision (credit)        2,639            2,074          (5,387)          (5,548)

Net income (loss)                   25,886           26,665         (15,575)         (14,196)
% Net income (loss) change                              3.0%                             8.9%

The following Management's Discussion and Analysis has been revised to reflect the restated financial statements as discussed in Note 2 to the unaudited Consolidated Financial Statements.

Results of Operations

Comparison of the Restated Three Month Periods ended March 31, 1997 and 1996

Net Sales

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

Cost of Products Sold

The Company's cost of products sold of $653.2 million during the first quarter of 1997 represents an increase of $24.2 million compared to the same period in 1996. This increase was primarily attributable to the higher level of shipments, as well as a product mix shift towards higher-cost coated items. Cost of products sold, as a percent of sales, declined from 92.2% during the first quarter of 1996 to 86.2% during the corresponding 1997 period. This 6.0% improvement is attributable to several nonrecurring items that occurred during the first quarter of 1996, including a kiln outage and fire at the Company's iron ore mining facility.

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

Income Taxes

During the first quarter of 1997, the Company recorded current tax provisions of $7.5 million, offset by a deferred tax benefit of $5.4 million related to retiree postemployment benefits ("OPEB"). The Company's effective tax rate is lower than the combined federal and state statutory rates primarily because of continued utilization of available federal and state net operating loss carryforwards and the recognition of additional deferred tax benefits. As such, the Company anticipates paying alternative minimum tax at a rate of 20%.

As a result of the operating loss sustained during the first quarter of 1996, the Company's tax provision was comprised primarily of a deferred tax credit of $5.4 million related to OPEB.

Subsequent Events

See Liquidity and Sources of Capital regarding the sale of the Company's minority equity interest in IOC, as well as an agreement in principle to sell the coke oven battery serving its Great Lakes Division.

Contingencies

See Part 1 - Financial Information - Note 5, regarding contingencies related to the Weirton Liabilities.

Accounting Pronouncements

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

On April 1, 1997, the Company closed the sale of its 21.73% minority equity interest in IOC to North . The Company received approximately $85 million from North in exchange for its interest in IOC and will report an after-tax gain of approximately $25 million during the second quarter of 1997.

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

At March 31, 1997, total debt and redeemable preferred stock as a percentage of total capitalization decreased to 45.4% as compared to 47.0% at December 31, 1996. Cash and cash equivalents totaled $135.0 million at March 31, 1997 as compared to $109.0 million at December 31, 1996.

Cash Flows from Operating Activities

For the quarter ended March 31, 1997, cash provided from operating activities amounted to $90.4 million, which is primarily attributable to $26.7 million in net income earned during the quarter, adjusted for the impact of working capital items and non-cash charges for depreciation and postretirement benefits.

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

                          PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

Environmental Matters

Great Lakes Division - Wayne Country Air Pollution Control Department. With respect to the matter involving alleged exceedances of emissions and work practice standards at the Company's Great Lakes Division, previously reported in the 1996 Form 10-K, the Wayne Country Air Pollution Control Department has issued nine new notices of violation during the first quarter of 1997. These notices of violation relate to alleged exceedances of particulate emission standards and equipment operating and maintenance requirements. There has been no demand for penalties or sanctions, and the Company has addressed all of the issues raised with respect to these new notices of violation.

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


                           NATIONAL STEEL CORPORATION



                           BY   /s/ John A. Maczuzak
                                -----------------------
                                John A. Maczuzak
                                President and Chief Operating Officer



                           BY   /s/ Michael D. Gibbons
                                -------------------------
                                Michael D. Gibbons
                                Acting Chief Financial Officer



Date:  January 28, 1998

                          NATIONAL STEEL CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q/A

                                 EXHIBIT INDEX

                 For the quarterly period ended March 31, 1997


27-A  Financial Data Schedule