Form 10-Q/A
period 1997-06-30
NATIONAL STEEL CORP
filed 1998-01-29
CIK 70578

                                                                       1997
                                                                  Second Quarter



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                             F O R M  1 0 - Q / A
        (Amendment No. 1 to Form 10-Q originally filed August 13, 1997)


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

The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of July 31, 1997, was 43,288,240 shares.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

THIS AMENDMENT REFLECTS RESTATED FINANCIAL INFORMATION.
(SEE NOTE 2 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).

PART I. FINANCIAL INFORMATION                                      PAGE
                                                                   ----

     Statements of Consolidated Income -
       Three Months Ended June 30, 1997 and 1996                     3

     Statements of Consolidated Income -
       Six Months Ended June 30, 1997 and 1996                       4

     Consolidated Balance Sheets -
       June 30, 1997 and December 31, 1996                           5

     Statements of Consolidated Cash Flows -
       Six Months Ended June 30, 1997 and 1996                       6

     Statements of Changes in Consolidated
       Stockholders' Equity and Redeemable
       Preferred Stock-Series B -
       Six Months Ended June 30, 1997 and
       Year Ended December 31, 1996                                  7

     Notes to Consolidated Financial Statements                      8

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                16

PART II. OTHER INFORMATION

     Legal Proceedings                                              21

     Submission of Matters to a Vote of Security Holders            22

     Exhibits and Reports on Form 8-K                               22

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                          Three Months
                                                          Ended June 30,
                                                        1997          1996
                                                     (Restated)    (Restated)
                                                     ----------    ----------

Net Sales                                             $824,869      $769,481

Cost of products sold                                  700,051       680,545
Selling, general and administrative                     36,937        32,273
Depreciation and amortization                           36,984        36,322
Equity income of affiliates                               (672)       (1,376)
                                                      --------      --------
Income from Operations                                  51,569        21,717

Interest and other financial income                     (4,712)       (1,797)
Interest and other financial expense                     9,390        11,146
Net gain on disposal of non-core assets                (25,385)           --
                                                      --------      --------
                                                       (20,707)        9,349
                                                      --------      --------

Income Before Income Taxes and Extraordinary Item       72,276        12,368

Income tax provision (credit)                            7,351        (5,549)
                                                      --------      --------

Income Before Extraordinary Item                        64,925        17,917
Extraordinary item (net of applicable tax)              (5,397)           --
                                                      --------      --------
Net Income                                              59,528        17,917
Less preferred stock dividends                           2,737         2,740
                                                      --------      --------

  Net income applicable to Common Stock               $ 56,791      $ 15,177
                                                      ========      ========

Per Share Data Applicable to Common Stock:

Income Before Extraordinary Item                      $   1.43      $    .35
Extraordinary item                                        (.12)           --
                                                      --------      --------
Net Income Applicable to Common Stock                 $   1.31      $    .35
                                                      ========      ========

Weighted average shares outstanding (in thousands)      43,288        43,288
                                                      ========      ========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                                  Six Months
                                                                 Ended June 30,
                                                               1997          1996
                                                            (Restated)    (Restated)
                                                            ----------    ----------
Net Sales                                                   $1,582,487    $1,451,624

Cost of products sold                                        1,353,255     1,309,547
Selling, general and administrative                             69,381        62,386
Depreciation and amortization                                   72,135        72,610
Equity income of affiliates                                       (766)       (3,663)
                                                            ----------    ----------
Income from Operations                                          88,482        10,744

Interest and other financial income                             (6,427)       (3,693)
Interest and other financial expense                            19,279        21,813
Net gain on disposal of non-core assets                        (25,385)           --
                                                            ----------    ----------
                                                               (12,533)       18,120
                                                            ----------    ----------

Income (Loss) Before Income Taxes and Extraordinary Item       101,015        (7,376)

Income tax provision (credit)                                    9,425       (11,097)
                                                            ----------    ----------

Income Before Extraordinary Item                                91,590         3,721
Extraordinary item (net of applicable tax)                      (5,397)           --
                                                            ----------    ----------
Net Income                                                      86,193         3,721
Less preferred stock dividends                                   5,478         5,482
                                                            ----------    ----------

  Net income (loss) applicable to Common Stock              $   80,715    $   (1,761)
                                                            ==========    ==========

Per Share Data Applicable to Common Stock:

Income (Loss) Before Extraordinary Item                     $     1.98    $     (.04)
Extraordinary item                                                (.12)           --
                                                            ----------    ----------
Net Income (Loss) Applicable to Common Stock                $     1.86    $     (.04)
                                                            ==========    ==========

Weighted average shares outstanding (in thousands)              43,288        43,288
                                                            ==========    ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

                                                 June 30,     December 31,
                                                   1997          1996
Assets                                          (Restated)    (Restated)
                                                ----------    ----------
Current assets
  Cash and cash equivalents                    $   426,884    $  109,041
  Receivables - net                                285,704       281,889
  Inventories - net:
    Finished and semi-finished products            275,716       299,333
    Raw materials and supplies                     106,594       141,234
                                               -----------    ----------
                                                   382,310       440,567
                                               -----------    ----------
     Total current assets                        1,094,898       831,497

Investments in affiliated companies                 15,383        65,399

Property, plant and equipment                    3,393,635     3,664,597
  Less allowances for depreciation
   and amortization                              2,161,728     2,209,079
                                               -----------    ----------
                                                 1,231,907     1,455,518
Other assets                                       212,049       203,878
                                               -----------    ----------

     Total Assets                              $ 2,554,237    $2,556,292
                                               ===========    ==========


Liabilities, Redeemable Preferred Stock
  and Stockholders' Equity:

Current liabilities
  Accounts payable                             $   270,750    $  234,892
  Accrued liabilities                              311,084       278,147
  Current portion of long term obligations          33,586        37,731
                                               -----------    ----------
     Total current liabilities                     615,420       550,770

Long term obligations                              321,341       323,550
Long term indebtedness to related parties               --       146,744
Other long term liabilities                        829,419       827,136

Redeemable Preferred Stock - Series B               62,780        63,530

Stockholders' equity
  Common Stock - par value $.01:
   Class A - authorized 30,000,000 shares,
     issued and outstanding 22,100,000                 221           221
   Class B - authorized 65,000,000 shares;
     issued and outstanding 21,188,240                 212           212
 Preferred Stock - Series A                         36,650        36,650
 Additional paid-in-capital                        465,359       465,359
 Retained earnings                                 222,835       142,120
                                               -----------    ----------
     Total stockholders' equity                    725,277       644,562
                                               -----------    ----------

       Total Liabilities, Redeemable
         Preferred Stock and Stockholders'
         Equity                                $ 2,554,237    $2,556,292
                                               ===========    ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)


                                                        Six Months
                                                       Ended June 30,
                                                      1997        1996
                                                   (Restated)  (Restated)
                                                   ----------  ----------
Cash Flows from Operating Activities:
Net Income                                         $   86,193  $    3,721
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                       72,135      72,610
   Carrying charges related to facility
    sales and plant closings                           10,356      11,192
   Net gain on disposal of non-core assets            (25,385)         --
   Equity income                                         (766)     (3,663)
   Dividends from affiliates                            6,808       4,375
   Postretirement benefits                              7,988      11,794
   Extraordinary item (net)                             5,397          --
   Deferred income taxes                              (10,800)    (10,800)
Cash provided (used) by working capital items:
   Receivables                                         (1,816)     26,509
   Inventories                                         48,257     (16,317)
   Accounts payable                                    35,607      35,059
   Accrued liabilities                                 30,619      (1,047)
Other                                                   3,068     (24,922)
                                                   ----------  ----------
    Net Cash Provided by Operating Activities         267,661     108,511
                                                   ----------  ----------

Cash Flows from Investing Activities:
   Proceeds from the sale of non-core
    assets                                            312,306          --
   Purchases of plant and equipment                   (71,593)    (46,934)
   Other                                                 (362)         --
                                                   ----------  ----------
    Net Cash Provided (Used) by
     Investing Activities                             240,351     (46,934)
                                                   ----------  ----------

Cash Flows from Financing Activities:
   Prepayment of related party debt                  (154,328)         --
   Costs associated with prepayment of
    related party debt                                 (4,500)         --
   Other debt repayment                               (18,664)    (17,682)
   Payment of released Weirton benefit
    liabilities                                        (6,684)     (6,842)
   Dividend payments on Preferred
    Stock-Series A                                     (1,998)     (2,007)
   Dividend payments on Preferred
    Stock-Series B                                       (210)         --

   Payment of unreleased Weirton
    liabilities and their release in
    lieu of cash dividends on Preferred
    Stock-Series B                                     (3,785)     (4,015)
                                                   ----------  ----------
    Net Cash Used by Financing Activities            (190,169)    (30,546)
                                                   ----------  ----------


  Net Increase in Cash and Cash
   Equivalents                                        317,843      31,031
  Cash and Cash Equivalents, Beginning
   of the Period                                      109,041     127,616
                                                   ----------  ----------
  Cash and Cash Equivalents, End of the
   Period                                          $  426,884  $  158,647
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


                                         Common    Common   Preferred  Additional  Retained   Total          Redeemable
                                         Stock -   Stock -  Stock -    Paid-In     Earnings   Stockholders'  Preferred Stock -
                                         Class A   Class B  Series A   Capital     (Deficit)  Equity         Series B
                                         -------   -------  ---------  ----------  ---------  -------------  -----------------
BALANCE AT DECEMBER 31, 1995
 as previously reported                    $221      $212    $36,650    $465,359   $ 54,115      $556,557         $65,030

Adjustments to correct prior period
 accounting errors                                                                   43,778        43,778
                                           ----      ----    -------    --------   --------      --------         -------

BALANCE AT JANUARY 1, 1996 (Restated)       221       212     36,650     465,359     97,893       600,335          65,030

Net income (Restated)                                                                53,924        53,924
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                           1,500         1,500          (1,500)
Cumulative dividends on Preferred
 Stock - Series A and B                                                             (12,459)      (12,459)
Minimum pension liability (Restated)                                                  1,262         1,262
                                           ----      ----    -------    --------   --------      --------         -------

BALANCE AT DECEMBER 31, 1996 (Restated)     221       212     36,650     465,359    142,120       644,562          63,530
Net income (Restated)                                                                86,193        86,193
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                             750           750            (750)
Cumulative dividends on Preferred
 Stock - Series A and B                                                              (6,228)       (6,228)
                                           ----      ----    -------    --------   --------      --------         -------

BALANCE AT JUNE 30, 1997 (Restated)        $221      $212    $36,650    $465,359   $222,835      $725,277         $62,780
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

NOTE 2 - AUDIT COMMITTEE INQUIRY AND RESTATEMENT OF PRIOR PERIODS

The Audit Committee of the Company's Board of Directors in the third quarter of 1997 was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, has inquired into these matters. The Company, based upon the inquiry, has determined the need to restate its financial statements for certain prior periods. In the Form 10-Q filed on November 14, 1997, the Company included the effects of the restatement that increased previously reported retained earnings at December 31, 1996 by $49.7 million and January 1, 1992 by $31.0 million. That Form 10-Q also indicated that the Audit Committee inquiry was continuing. Subsequent to that filing, as a result of further review initiated due to that inquiry, and as part of its 1997 year-end closing process, the Company has become aware of certain additional accounting errors which require restatement. These additional adjustments affect the reported results for 1997 and 1996, and result in reporting net earnings increases of $3.4 million in 1996, and $1.4 million, $5.3 million and $1.2 million in the first, second and third quarters of 1997, respectively.

On December 15, 1997, the Board of Directors approved the termination of the Company's Vice President-Finance in connection with the Audit Committee inquiry. During January 1998, legal counsel to the Audit Committee issued its report to the Audit Committee and the Audit Committee approved the report and concluded its inquiry. On January 21, 1998, the Board of Directors accepted the report and approved the recommendations, except for the recommendation to revise the Audit Committee Charter which will be considered at the next Board of Directors meeting. The report found certain misapplications of generally accepted accounting principles and accounting errors, including excess reserves, which have been corrected by the restatements as discussed below. The report found that the accretion of excess reserves to income during the first, second and third quarters of 1997 as described below may have had, as the result of errors in judgment and misapplications of generally accepted accounting principles, the effect of management of earnings. However, these errors do not appear to have involved the intentional misstatement of the Company's accounts. The report also found weaknesses in internal controls and recommended various improvements in the Company's system of internal controls, a comprehensive review of such controls, a restructuring of its finance and accounting department, and expansion of the role of the internal audit function, as well as corrective measures to be taken related to the specific causes of the accounting errors. The Company has begun to implement these recommendations.

The Securities and Exchange Commission (the "Commission") has authorized an investigation pursuant to a formal order of investigation relating to the matters described above. The Company has been cooperating with the Staff of the Commission and intends to continue to do so.

The following tables reflect the effects of the restatement on reported net income (loss) and retained earnings (accumulated deficit) (in millions of dollars):

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

-----------------------------

The first quarter of 1997 was increased on a net pre-tax income basis by $.2 million. The reversal of the accretion of excess reserves reduced pre-tax income by approximately $3.0 million (net of $.3 million of tax related accretion). Revised timing of the recognition of an insurance recovery from the second to the first quarter of 1997 increased pre-tax income by approximately $3.0 million. Other adjustments increased pre-tax income by approximately $.2 million. The tax provision decreased by $.6 million primarily as a result of a revision in the state tax provision to appropriately reflect the benefit of net operating loss carryforwards.

The second quarter of 1997 was increased on a net pre-tax income basis by $.3 million. The reversal of the accretion of excess reserves decreased pre-tax income by approximately $3.6 million (net of $.3 million of tax related accretion). The aforementioned revised timing of the recognition of an insurance recovery decreased pre-tax income by approximately $3.0 million. The revised timing of a write-off of the net book value of fixed assets to the period in which they were disposed of or demolished in connection with a 1997 construction project reduced pre-tax income by approximately $1.5 million. The revised timing on the recognition of a gain on the 1997 sale of a coal mine property increased pre-tax income by $3.0 million. Pretax income was also restated to reflect the revision of a $5.2 million accrual of property taxes relating to the No. 5 coke oven battery, which were assumed by the buyer as part of the sale of that coke oven battery in the second quarter. Other adjustments increased pre-tax income by approximately $.3 million. The adjustment to the income tax provision of approximately $2.0 million related to a correction of the effective tax rate used in calculating the previously reported income tax provision.

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


1996 Restatement:
-----------------

                                        1st Quarter     2nd Quarter     3rd Quarter     4th Quarter        Year
                                       --------------  --------------  --------------  --------------  -------------


Income (Loss) Before Income Taxes
and Accounting Change
---------------------------------
   As Originally Reported               $ (21.0)           $  5.0           $ 21.2           $ 23.6          $ 28.8

   As Restated                          $ (19.8)           $ 12.4           $ 12.1           $ 27.3          $ 32.0

Income (Loss) Before
Accounting Change:
--------------------

   As Originally Reported               $ (15.6)           $ 10.4           $ 24.3           $ 25.5          $ 44.6

   As Restated                          $ (14.2)           $ 17.9           $ 11.5           $ 27.6          $ 42.8


Net Income (Loss):
------------------

   As Originally Reported               $ (15.6)           $ 10.4           $ 24.3           $ 25.5          $ 44.6

   As Restated                          $ (14.2)           $ 17.9           $ 22.6           $ 27.6          $ 53.9


Earnings (Loss) Per Share:
--------------------------

  As Originally Reported                $ ( .42)           $  .18           $  .50*          $  .52          $  .78

  As Restated                           $ ( .39)           $  .35           $  .46*          $  .57          $  .99


-------------------
* Third quarter 1996 reported earnings per share before cumulative effect of accounting change was $.50, the restated amount was $.20; full year as reported was $.78 and the restated amount was $.74.

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

Pre-tax income in the third quarter decreased by $9.1 million as a result of the restatement adjustments. The decrease was caused by the aforementioned $8.7 million pension and postretirement benefit adjustment and other adjustments, which decreased pre-tax income by $.4 million. In addition to the effect of the above adjustments on net income, the restated net income in the third quarter was increased by $11.1 million to reflect the change made in the measurement date for the Company's pension and postretirement obligations from December 31st to September 30th. This change is accounted for as a cumulative effect of an accounting change. The $3.7 million increase in the tax provision related to the correction of the effective tax rate used in calculating the previously reported income tax provision. As a result of these adjustments, net income for the quarter decreased by $1.7 million.

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

--------------------

The most significant of the restatement adjustments displayed in the table above occurred in 1994 and 1995. Restated pre-tax income for 1994 increased by $16.9 million. Approximately $13.1 million of the increase in 1994 pre-tax income related to adjustments to actuarially value certain of the Company's postemployment and postretirement benefit liabilities related to workers compensation and benefits for surviving spouses of certain former employees of the Company or joint ventures in which the Company was involved. The remaining adjustments relate to a reduction of the Company's Michigan Single Business Tax accruals and other items, which increased pre-tax income by approximately $3.7 million and $.1 million, respectively, in 1994. The 1995 restated pre-tax income includes an adjustment of approximately $3.8 million to amortize the recognition of grant income over the useful lives of the productive assets purchased with the grant, offset by other adjustments related primarily to postretirement and postemployment benefits, which increased pre-tax income by $2.0 million. Grant income had previously been recognized as income when received.

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

NOTE 3 - NET GAIN ON DISPOSAL OF NON-CORE ASSETS

During the second quarter of 1997, the Company disposed of, or announced plans to dispose of, certain non-core business assets that resulted in a net gain of $25.3 million. These items, which are discussed in more detail below, are recorded as a separate component of income on the Statement of Consolidated Income.

On April 1, 1997, the Company completed the sale of its 21.73% minority equity interest in the Iron Ore Company of Canada ("IOC") to North Limited, an Australian mining and metals company ("North"). The Company received net proceeds of $75.3 million from North in exchange for its interest in IOC and reported a $37.0 million gain. The Company will continue to purchase iron ore from IOC pursuant to the terms of long-term supply agreements.

On June 12, 1997, the Company completed the sale of a coke oven battery servicing the Great Lakes Division and other related assets, including coal inventories, to a subsidiary of DTE Energy Company. The Company received net proceeds of $234.0 million in connection with the sale and recorded an $11.1 million loss. (The Company orginally recorded a loss of $16.3 million on the sale, which was decreased in the restatement by $5.2 million as a result of the incorrect accounting for property taxes related to the sold property. See Note 2 to the unaudited Consolidated Financial Statements.) The Company utilized a portion of the proceeds to prepay $154.3 million of the related party coke oven battery debt, which resulted in a net of tax extraordinary loss of $5.4 million. As part of the arrangement, the Company has agreed to operate the battery under an Operation and Maintenance Agreement executed with DTE and will purchase at fair market value the majority of the coke produced from the battery for a twelve-year period under a requirements contract.

The Company recorded a $3.6 million charge related to the decision to cease operations of American Steel Corporation, a wholly-owned subsidiary which pickled and slit steel. The Company also recorded a gain of $3.0 million related to the sale of a coal mine property.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and other similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") at a number of off-site CERCLA or state superfund site proceedings. At some of these sites, any remediation costs incurred by the Company would constitute liabilities for which Avatex Corporation ("Avatex"), formerly FoxMeyer Health Corporation, is required to indemnify the Company ("Avatex Environmental Liabilities"). (See Note 5 below.) In addition, at some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability.

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

NOTE 5 - CONTINGENCIES AND WEIRTON LIABILITIES

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

The effect of the restatement on items previously presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations is as follows:

                                                 Three months ended           Three months ended
                                                   June 30, 1997                June 30, 1996
                                            -------------------------     -------------------------
                                            As Reported   As Restated     As Reported   As Restated
                                            -----------   -----------     -----------   -----------
Net sales                                   $  824,869    $  824,869      $  769,481    $  769,481

Cost of products sold                          695,230       700,051         687,754       680,545

Selling, general and administrative             35,462        36,937          32,429        32,273

Financing costs (net)                            4,678         4,678           9,349         9,349

Net gain on disposal of non-core assets         17,175        25,385              --            --

Income tax provision (credit)                    9,358         7,351          (5,388)       (5,549)

Net income                                      57,078        59,528          10,391        17,917

% Net income increase                                            4.3%                         72.4%

                                                  Six months ended            Six months ended
                                                   June 30, 1997                June 30, 1996
                                            -------------------------     -------------------------
                                            As Reported   As Restated     As Reported   As Restated
                                            -----------   -----------     -----------   -----------

Net sales                                   $1,582,487    $1,582,487      $1,451,624    $1,451,624

Cost of products sold                        1,349,520     1,353,255       1,316,674     1,309,547

Selling, general and administrative             67,034        69,381          63,842        62,386

Financing costs (net)                           12,852        12,852          18,120        18,120

Net gain on disposal of non-core assets         17,175        25,385              --            --

Income tax provision (credit)                   11,997         9,425         (10,775)      (11,097)

Net income (loss)                               82,964        86,193          (5,184)        3,721

% Net income increase                                            3.9%                        171.8%

The following Management's Discussion and Analysis has been revised to reflect the restated financial statements as discussed in Note 2 to the unaudited Consolidated Financial Statements.

Results of Operations - Comparison of the Restated Three-Month Periods Ended June 30, 1997 and 1996

Net Sales

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

Cost of Products Sold

The Company's cost of products sold of $700.1 million during the second quarter of 1997 represented 84.9% of sales compared to 88.4% of sales for the same period in 1996, resulting in a gross margin improvement of approximately $35.9 million. Increases in average selling price and product yields, as well as impacts of cost reduction efforts, led to this increase in margin.

During the second quarter of 1997, the Company produced 1,634,000 net tons of steel, a 3.1% decrease compared to the 1,687,000 net tons produced during the corresponding 1996 period.

Selling, General and Administrative Expense

Selling, general and administrative expense of $36.9 million during the second quarter of 1997 represents an increase of $4.7 million compared to the corresponding 1996 period. This increase is largely the result of increased costs associated with certain employee benefit plans.

Financing Costs

Net financing costs of $4.7 million represents a $4.6 million decrease compared to the corresponding 1996 period. This improvement is partially attributable to a $2.9 million increase in interest income on short term investments. Additionally, lower interest expense resulted from lower average debt levels and higher capitalized interest.

Net Gain on Disposal of Non-Core Assets

During the second quarter of 1997, the Company disposed of, or announced plans to dispose of, certain non-core business assets that resulted in a net gain of $25.3 million. These items, which are discussed in more detail below, are recorded as a separate component of income on the Statement of Consolidated Income.

On April 1, 1997, the Company completed the sale of its 21.73% minority equity interest in the Iron Ore Company of Canada ("IOC") to North Limited, an Australian mining and metals company ("North"). The Company received net proceeds of $75.3 million from North in exchange for its interest in IOC and recorded a $37.0 million gain. The Company will continue to purchase iron ore from IOC pursuant to the terms of long-term supply agreements.

On June 12, 1997, the Company completed the sale of a coke oven battery servicing the Great Lakes Division and other related assets, including coal inventories, to a subsidiary of DTE Energy Company. The Company received net proceeds of $234.0 million in connection with the sale and recorded an $11.1 million loss. The Company utilized a portion of the proceeds to prepay $154.3 million of the related party coke battery debt, which resulted in a net of tax extraordinary loss of $5.4 million. As part of the arrangement, the Company has agreed to operate the battery under an Operation and Maintenance Agreement executed with DTE and will purchase at fair market value the majority of the coke produced from the battery for a twelve year period under a requirements contract.

In the second quarter, the Company recorded a $3.6 million charge related to the decision to cease operations of American Steel Corporation, a wholly-owned subsidiary which pickled and slit steel. The Company also recorded a gain of $3.0 million related to the sale of a coal mine property.

Income Taxes

During the second quarter of 1997, the Company recorded current tax provisions of $12.8 million, offset by a deferred tax benefit of $5.4 million related to the periodic recognition of deferred tax benefits. The Company's effective tax rate is lower than the combined federal and state statutory rates primarily due to the continued utilization of available federal and state net operating loss carryforwards and the recognition of the deferred tax benefit.

Comparison of the Restated Six-Month Periods Ended June 30, 1997 and 1996

Net Sales

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

Cost of Products Sold

The Company's cost of products sold of $1.35 billion for the first half of 1997 totaled 85.5% of sales compared to 90.2% of sales for the corresponding 1996 period, representing a margin improvement of approximately $87.2 million. This increase in margin is primarily attributable to improvements in average selling prices and product yields, as well as the impact of cost reduction efforts. In addition, 1996 costs were adversely impacted by a kiln outage at the Company's iron ore pelletizing facility, which increased costs by approximately $10 million.

Raw steel production declined to 3,268,000 tons, a 2.5% decrease from the 3,353,000 tons produced during the first half of 1996.

Selling, General and Administrative Expense

Selling, general and administrative expense of $69.4 million during the first half of 1997 represents a $7.0 million increase compared to the corresponding 1996 period. This increase is primarily a result of increased costs associated with certain employee benefit plans.

Financing Costs

Net financing costs of $12.9 million represents a $5.3 million decrease compared to the corresponding 1996 period. This improvement is partially attributable to a $2.7 million increase in interest income on short term investments. Additionally, lower interest expense resulted from lower average debt levels and higher capitalized interest.

Income Taxes

During the first half of 1997, the Company recorded current tax provisions of $20.2 million, offset by a deferred tax benefit of $10.8 million related to the periodic recognition of deferred tax benefits. The Company's effective tax rate is lower than the combined federal and state statutory rates primarily due to the continued utilization of available federal and state net operating loss carryforwards and the recognition of the deferred tax benefit.

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

At June 30, 1997, total debt and redeemable preferred stock as a percentage of total capitalization decreased to 36.5% as compared to 47.0% at December 31, 1996. Cash and cash equivalents totaled $426.9 million at June 30, 1997 compared to $109.0 million at December 31, 1996.

Cash Flows from Operating Activities

For the six months ended June 30, 1997, cash provided from operating activities totaled $267.7 million, which is primarily attributable to $86.2 million in net income earned during this period, adjusted for the impact of working capital items and non-cash items.

Cash Flows from Investing Activities

During the second quarter of 1997, the Company sold its coke oven battery at the Great Lakes Division, as well as its minority investment in the Iron Ore Company of Canada. The sale of these two non-core assets and a coal mine property generated net proceeds of $312.3 million. The Company utilized $162.5 million of these proceeds to prepay the related party debt associated with the coke oven battery, including prepayment costs and accrued interest. The Company is evaluating the use of the remaining proceeds.

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

1.  All nominees for director listed in the Proxy Statement were elected.

               Name                    Votes For           Votes Withheld
       --------------------          --------------        ---------------

       Osamu Sawaragi                  61,662,929               99,272

       Charles A. Bowsher              61,477,876              284,325

       Frank J. Lucchino               61,666,048               96,153

       Bruce K. MacLaury               61,668,568               93,633

       Yoshiharu Onuma                 61,650,866              111,335

       Keiichiro Sakata                61,648,511              113,690

       Kenichiro Sekino                61,665,596               96,605

       Mineo Shimura                   61,647,651              114,550


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



                           NATIONAL STEEL CORPORATION



                           BY /s/ John A. Maczuzak
                              ------------------------
                              John A. Maczuzak
                              President and Chief Operating Officer



                           BY /s/ Michael D. Gibbons
                              ------------------------
                              Michael D. Gibbons
                              Acting Chief Financial Officer



Date:  January 28, 1998

                          NATIONAL STEEL CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q/A

                                 EXHIBIT INDEX

                 For the quarterly period ended June 30, 1997



 2-A  *Stock Purchase Agreement dated as of January 31, 1997 among North
       Limited, National Steel Corporation, NS Holdings Corporation, Bethlehem Steel Corporation and Bethlehem Steel International Corporation

10-A  *Amendment Number One to The National Steel Corporation 1993 Non-Employee
       Directors' Stock Option Plan.

10-B  *Form of Stock Option Cancellation and Stock Appreciation Right Grant
       Agreement under the National Steel Corporation 1993 Long Term Incentive Plan.

10-C  *Form of Stock Option Cancellation and Stock Appreciation Right Grant
       Agreement under the National Steel Corporation 1993 Non-Employee Directors' Stock Option Plan.

27-A   Financial Data Schedule

*Previously filed with the Third Quarter Report on Form 10-Q originally filed on August 13, 1997.