Form 10-Q/A
period 1997-09-30
NATIONAL STEEL CORP
filed 1998-01-29
CIK 70578

                                                                        1997
                                                                   Third Quarter



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                             F O R M  1 0 - Q / A
      (Amendment No. 1 to Form 10 - Q originally filed November 14, 1997)


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

The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of October 31, 1997, was 43,288,240 shares.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

THIS AMENDMENT REFLECTS RESTATED FINANCIAL INFORMATION. (SEE NOTE 2 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

PART I.   FINANCIAL INFORMATION                         PAGE
                                                        ----

     Statements of Consolidated Income -
      Three Months Ended September 30, 1997 and 1996      3


     Statements of Consolidated Income -
      Nine Months Ended September 30, 1997 and 1996       4


     Consolidated Balance Sheets -
      September 30, 1997 and December 31, 1996            5


     Statements of Consolidated Cash Flows -
      Nine Months Ended September 30, 1997 and 1996       6


     Statements of Changes in Consolidated
      Stockholders' Equity and Redeemable
      Preferred Stock-Series B -
      Nine Months Ended September 30, 1997 and
      Year Ended December 31, 1996                        7


     Notes to Consolidated Financial Statements           8


     Management's Discussion and Analysis of
      Financial Condition and Results of Operations      16



PART II.  OTHER INFORMATION

     Legal Proceedings                                   22

     Other Information                                   23

     Exhibits and Reports on Form 8-K                    25

                        PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)


                                                     Three Months
                                                  Ended September 30,
                                                  1997         1996
                                                (Restated)  (Restated)
                                                ----------  ----------

Net Sales                                        $788,663    $735,858

Cost of products sold                             653,715     644,960
Selling, general and administrative expense        37,979      40,099
Depreciation and amortization                      31,201      36,501
Equity income of affiliates                          (301)     (3,518)
                                                 --------    --------
Income from Operations                             66,069      17,816

Other (Income) Expense:
 Interest and other financial income               (6,245)     (1,645)
 Interest and other financial expense               7,436      11,096
 Net gain on disposal of non-core assets          (28,804)     (3,732)
                                                 --------    --------
                                                  (27,613)      5,719
                                                 --------    --------

Income Before Income Taxes and Cumulative Effect
 of Accounting Change                              93,682      12,097

Income tax provision                               15,121         570
                                                 --------    --------
Income Before Cumulative Effect of Accounting
 Change                                            78,561      11,527
Cumulative effect of accounting change                 --      11,100
                                                 --------    --------
Net Income                                         78,561      22,627
Less preferred stock dividends                     (2,740)     (2,740)
                                                 --------    --------
 Net income applicable to Common Stock            $75,821     $19,887
                                                 ========    ========
Per Share Data Applicable to Common Stock:

Income Before Cumulative Effect of Accounting
  Change                                          $  1.76     $   .21
Cumulative effect of accounting change                 --         .25
                                                 --------    --------
Net Income Applicable to Common Stock             $  1.76     $   .46
                                                 ========    ========
Weighted average shares outstanding
 (in thousands)                                    43,288      43,288

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)



                                                         Nine Months
                                                     Ended September 30,
                                                       1997        1996
                                                    (Restated)  (Restated)
                                                    ----------   ----------

Net Sales                                           $2,371,150   $2,187,482

Cost of products sold                                2,006,970    1,954,507
Selling, general and administrative expense            107,360      102,485
Depreciation and amortization                          103,336      109,111
Equity income of affiliates                             (1,067)      (7,181)
                                                    ----------   ----------
Income from Operations                                 154,551       28,560

Other (Income) Expense:
 Interest and other financial income                   (12,672)      (5,338)
 Interest and other financial expense                   26,715       32,909
 Net gain on disposal of non-core assets               (54,189)      (3,732)
                                                    ----------   ----------
                                                       (40,146)      23,839
                                                    ----------   ----------
Income Before Income Taxes, Extraordinary Item
 and Cumulative Effect of Accounting Change            194,697        4,721

Income tax provision (credit)                           24,546      (10,527)
                                                    ----------   ----------
Income Before Extraordinary Item and Cumulative
 Effect of Accounting Change                           170,151       15,248

Extraordinary Item                                      (5,397)          --
Cumulative effect of accounting change                      --       11,100
                                                    ----------   ----------
Net Income                                             164,754       26,348
Less preferred stock dividends                          (8,218)      (8,222)
                                                    ----------   ----------
 Net income applicable to Common Stock              $  156,536   $   18,126
                                                    ==========   ==========
Per Share Data Applicable to Common Stock:

Income Before Extraordinary Item and Cumulative
 Effect of Accounting Change                        $     3.74   $      .17
Extraordinary Item                                        (.12)          --
Cumulative effect of accounting change                      --          .25
                                                    ----------   ----------
Net Income Applicable to Common Stock               $     3.62   $      .42
                                                    ==========   ==========

Weighted average shares outstanding (in thousands)      43,288       43,288

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)


                                                    September 30,   December 31,
                                                        1997           1996
Assets                                               (Restated)     (Restated)
                                                    -------------   ------------
Current assets
 Cash and cash equivalents                           $  416,906     $  109,041
 Receivables - net                                      285,509        281,889
 Inventories - net
  Finished and semi-finished products                   275,837        299,333
  Raw materials and supplies                            117,543        141,234
                                                     ----------     ----------
                                                        393,380        440,567
                                                     ----------     ----------
   Total current assets                               1,095,795        831,497

Investments in affiliated companies                      15,818         65,399

Property, plant and equipment                         3,334,335      3,664,597
 Less allowances for depreciation and amortization    2,125,817      2,209,079
                                                     ----------     ----------
                                                      1,208,518      1,455,518
Other assets                                            222,150        203,878
                                                     ----------     ----------
     Total Assets                                    $2,542,281     $2,556,292
                                                     ==========     ==========

Liabilities, Redeemable Preferred Stock and
 Stockholders' Equity

Current liabilities
  Accounts payable                                   $  254,375     $  234,892
  Accrued liabilities                                   327,048        278,147
  Current portion of long term obligations               34,332         37,731
                                                     ----------     ----------
   Total current liabilities                            615,755        550,770

Long term obligations                                   311,679        323,550
Long term indebtedness to related parties                    --        146,744
Other long term liabilities                             751,344        827,136

Redeemable Preferred Stock - Series B                    62,405         63,530

Stockholders' equity
 Common Stock - par value $.01:
  Class A - authorized 30,000,000 shares; issued
   and outstanding 22,100,000                               221            221
  Class B - authorized 65,000,000 shares; issued
   and outstanding 21,188,240                               212            212
Preferred Stock - Series A                               36,650         36,650
Additional paid-in-capital                              465,359        465,359
Retained earnings                                       298,656        142,120
                                                     ----------     ----------
    Total stockholders' equity                          801,098        644,562
                                                     ----------     ----------
     Total Liabilities, Redeemable Preferred Stock
       and Stockholders' Equity                      $2,542,281     $2,556,292
                                                     ==========     ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands of Dollars)
(Unaudited)



                                                                  Nine Months
                                                               Ended September 30,
                                                                1997       1996

Cash Flows from Operating Activities:                        (Restated) (Restated)
                                                             ---------- ----------
Net Income                                                   $ 164,754   $ 26,348
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                103,336    109,111
  Carrying charges related to facility sales
   and plant closings                                           15,534     16,788
  Net gain on disposal of non-core assets                      (54,189)    (3,732)
  Extraordinary item (net)                                       5,397         --
  Cumulative effect of accounting change                            --    (11,100)
  Equity income of affiliates                                   (1,067)    (7,181)
  Dividends from affiliates                                      6,808      4,375
  Postretirement benefits                                       15,981     22,993
  Deferred income taxes                                        (16,200)   (16,200)
Cash provided (used) by working capital items:
  Receivables                                                   (1,621)    45,696
  Inventories                                                   37,187    (26,666)
  Accounts payable                                              19,232     19,661
  Accrued liabilities                                           46,517    (15,272)
Other                                                          (44,720)   (34,136)
                                                             ---------  ---------
   Net Cash Provided by Operating Activities                   296,949    130,685
                                                             ---------  ---------
Cash Flows from Investing Activities:
 Net proceeds from sale of non-core assets                     317,612      3,732
 Purchases of plant and equipment                             (101,006)   (80,752)
 Other                                                            (362)        --
                                                             ---------  ---------
   Net Cash Provided (Used) by Investing Activities            216,244    (77,020)
                                                             ---------  ---------

Cash Flows from Financing Activities:
 Prepayment of related party debt                             (154,328)        --
 Costs associated with prepayment of related party debt         (4,500)        --
 Other repayments                                              (30,309)   (32,944)
 Borrowings                                                      2,729         --
 Payment of released Weirton benefit liabilities                (9,878)   (11,220)
 Dividend payments on Preferred Stock-Series A                  (3,014)    (3,020)
 Dividend payments on Redeemable Preferred Stock-Series B         (210)        --
 Payment of unreleased Weirton liabilities and
   their release in lieu of cash dividends on
    Redeemable Preferred Stock-Series B                         (5,818)    (6,042)
                                                             ---------  ---------
   Net Cash Used by Financing Activities                      (205,328)   (53,226)
                                                             ---------  ---------

Net Increase in Cash and Cash Equivalents                      307,865        439
Cash and Cash Equivalents, Beginning of the Period             109,041    127,616
                                                             ---------  ---------
Cash and Cash Equivalents, End of the Period                 $ 416,906   $128,055
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


                                           Common     Common   Preferred  Additional            Total          Redeemable
                                           Stock -    Stock -  Stock -    Paid-In     Retained  Stockholders'  Preferred Stock -
                                           Class A    Class B  Series A   Capital     Earnings  Equity         Series B
                                           ---------  -------  ---------  ----------  --------  -------------  -----------------
BALANCE AT DECEMBER 31, 1995,
 as previously reported                      $221       $212    $36,650   $465,359    $54,115     $556,557          $65,030

Adjustments to correct prior periods
 accounting errors                                                                     43,778       43,778
                                             ----       ----   ---------  --------   ---------    ---------         --------

BALANCE AT JANUARY 1, 1996 (Restated)         221        212     36,650    465,359     97,893      600,335           65,030
Net income (Restated)                                                                  53,924       53,924
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                             1,500        1,500           (1,500)
Cumulative dividends on Preferred
 Stock - Series A and B                                                               (12,459)     (12,459)
Minimum pension liability (Restated)                                                    1,262        1,262
                                             ----       ----   ---------  --------   ---------    ---------         --------

BALANCE AT DECEMBER 31, 1996 (Restated)       221        212     36,650    465,359    142,120      644,562           63,530
Net income (Restated)                                                                 164,754      164,754
Amortization of excess of book value
 over redemption value of Redeemable
 Preferred Stock - Series B                                                             1,125        1,125           (1,125)
Cumulative dividends on Preferred
 Stock - Series A and B                                                                (9,343)      (9,343)
                                             ----       ----   --------   --------   ---------    ---------         --------
BALANCE AT SEPTEMBER 30, 1997 (Restated)     $221       $212    $36,650   $465,359   $298,656     $801,098          $62,405
                                             ====       ====   ========   ========   =========    =========         ========

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

The second quarter of 1997 was increased on a net pre-tax income basis by $.3 million. The reversal of the accretion of excess reserves decreased pre-tax income by approximately $3.6 million (net of $.3 million of tax related accretion). The aforementioned revised timing of the recognition of an insurance recovery decreased pre-tax income by approximately $3.0 million. The revised timing of a write-off of the net book value of fixed assets to the period in which they were disposed of or demolished in connection with a 1997 construction project reduced pre-tax income by approximately $1.5 million. The revised timing on the recognition of a gain on the 1997 sale of a coal mine property increased pre-tax income by $3.0 million. Pre-tax income was also restated to reflect the revision of a $5.2 million accrual of property taxes relating to the No. 5 coke oven battery, which were assumed by the buyer as part of the sale of that coke oven battery in the second quarter. Other adjustments increased pre-tax income by approximately $.3 million. The adjustment to the income tax provision of approximately $2.0 million related to a correction of the effective tax rate used in calculating the previously reported income tax provision.

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


1996 Restatement:
-----------------

                                                   1st Quarter   2nd Quarter   3rd Quarter   4th Quarter    Year
                                                   -----------   -----------   -----------   -----------    ----


Income (Loss) Before Income Taxes
and Accounting Change
---------------------------------
   As Originally Reported                           $ (21.0)       $  5.0          $ 21.2      $ 23.6        $ 28.8

   As Restated                                      $ (19.8)       $ 12.4          $ 12.1      $ 27.3        $ 32.0

Income (Loss) Before
Accounting Change:
--------------------

   As Originally Reported                           $ (15.6)       $ 10.4          $ 24.3      $ 25.5        $ 44.6

   As Restated                                      $ (14.2)       $ 17.9          $ 11.5      $ 27.6        $ 42.8


Net Income (Loss):
------------------

   As Originally Reported                           $ (15.6)       $ 10.4          $ 24.3      $ 25.5        $ 44.6

   As Restated                                      $ (14.2)       $ 17.9          $ 22.6      $ 27.6        $ 53.9


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

On June 12, 1997, the Company completed the sale of a coke oven battery servicing the Great Lakes Division and other related assets, including coal inventories, to a subsidiary of DTE Energy Company. The Company received net proceeds of $234.0 million in connection with the sale and recorded an $11.1 million loss (The Company originally recorded a loss of $16.3 million on the sale, which was decreased in the restatement by $5.2 million as a result of the incorrect accounting for property taxes related to the sold property. See Note 2 to the unaudited Consolidated Financial Statements). The Company utilized a portion of the proceeds to prepay the remaining $154.3 million of the related party coke oven battery debt, which resulted in a net of tax extraordinary loss of $5.4 million. As part of the arrangement, the Company has agreed to operate the battery under an Operation and Maintenance Agreement executed with DTE, and will purchase at fair market value the majority of the coke produced from the battery under a requirements contract.

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

The Company retroactively reflected in its 1996 third quarter results the cumulative effect of an accounting change which resulted from a change in the valuation date used to measure liabilities related to pension and other postretirement benefits ("OPEB"). The cumulative impact of this change was $11.1 million. The valuation date to measure the liabilities was changed from December 31 to September 30 and was made in order to provide more timely information with respect to pension and OPEB provisions. This restatement adjustment was done in conjunction with certain restatements of prior periods. (See Note 2 to the unaudited Consolidated Financial Statements.)

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

In a series of transactions occurring after 1984, Avatex sold its interest in the Company to NKK Corporation ("NKK") and the public. As part of those transactions, Avatex agreed to indemnify the Company for the Retained Liabilities and the Avatex Environmental Liabilities. In 1990, under the terms of the Stock Purchase and Recapitalization Agreement between the Company and Avatex (the "Recapitalization Agreement"), the Company received a payment of $146.6 million and released Avatex from indemnification liability for $146.6 million of the Retained Liabilities. In 1993, the Company released Avatex from an additional $67.8 million of pension liabilities in connection with an early redemption of 10,000 shares of the Redeemable Preferred Stock - Series B owned by Avatex. In 1994, Avatex prepaid $10.0 million to the Company with respect to a portion of the Avatex Environmental Liabilities. Avatex remains liable to indemnify the Company for Avatex Environmental Liabilities in excess of this amount.

Upon the occurrence of certain events detailed in the Recapitalization Agreement, prior to or coincident with the Series B Preferred Stock final redemption, the released Retained Liabilities would be recalculated by an independent actuary. Any adjustment (the "true-up") to bring the balance of the released Retained Liabilities to such recalculated amount will be dealt with in the Redeemable Preferred Stock - Series B redemption proceeds or otherwise settled.

The Company and Avatex have been negotiating a settlement of the Retained Liabilities and the Avatex Environmental Liabilities and, in connection with the negotiations, the Company is considering the final redemption of the Redeemable Preferred Stock Series B. At this time no agreement has been reached as to the amount of any such settlement and any settlement would be subject to approval by the Board of Directors of the respective companies. If a settlement is reached, adjustments are not expected to have a material effect on net income or stockholders' equity of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to an Audit Committee inquiry, the Company has determined that certain prior period financial statements must be restated. The financial statements for the first three quarters of 1997, and each of the quarters of and the year ended 1996 have been restated to correct accounting errors. (See Item 5 in Part II - Other Information.)

The effect of the restatement on items previously presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations is as follows:

                                                    Three months ended             Three months ended
                                                    September 30, 1997             September 30, 1996
                                                --------------------------     --------------------------
                                                As Reported    As Restated     As Reported    As Restated
                                                -----------    -----------     -----------    -----------
Net sales                                       $   788,663    $   788,663     $   735,858    $   735,858

Cost of products sold                               654,140        653,715         637,006        644,960

Selling, general and administrative                  37,379         37,979          38,943         40,099

Depreciation expense                                 31,201         31,201          36,501         36,501

Financing costs (net)                                 1,191          1,191           9,451          9,451

Net gain on disposal of non-core assets              28,804         28,804           3,732          3,732

Income tax provision (credit)                        16,531         15,121          (3,082)           570

Cumulative effect of accounting change                  --              --              --         11,100

Net income                                           77,326         78,561          24,289         22,627

% Net income increase (decrease)                                       1.6%                         (6.8%)


                                                     Nine months ended              Nine months ended
                                                    September 30, 1997             September 30, 1996
                                                --------------------------     --------------------------

                                                As Reported    As Restated     As Reported    As Restated
                                                -----------    -----------     -----------    -----------
Net sales                                       $ 2,371,150    $ 2,371,150     $ 2,187,482    $ 2,187,482

Cost of products sold                             2,008,245      2,006,970       1,953,643      1,954,507

Selling, general and administrative                 106,160        107,360         102,822        102,485

Depreciation expense                                103,336        103,336         109,111        109,111

Financing costs (net)                                14,043         14,043          27,571         27,571

Net gain on disposal of non-core assets              48,979         54,189           3,732          3,732

Income tax provision (credit)                        27,208         24,546         (13,857)       (10,527)

Cumulative effect of accounting change                   --             --              --         11,100

Net income                                          156,807        164,754          19,105         26,348

% Net income increase (decrease)                                       5.1%                          37.9%


The following Management's Discussion and Analysis has been revised to reflect the restated financial statements as discussed in Note 2 to the unaudited Consolidated Financial Statements.

Results of Operations
---------------------

Comparison of the Restated Three-Month Periods Ended September 30, 1997 and 1996

Net Sales
---------

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

Cost of Products Sold
---------------------

The Company's cost of products sold of $653.7 million during the third quarter of 1997 represented 82.9% of sales compared to 87.6% of sales for the same period in 1996. The improved cost relationship resulted in a gross margin improvement of approximately $44.1 million. The improvement in gross margin was largely the result of higher production and shipment levels, as well as improved pricing, improved customer and product mix, and the impact of the items discussed below.

Certain other events impacted costs in each period. In 1996, an unplanned blast furnace outage at the Company's Granite City Division increased costs by approximately $15 million. Additionally, costs were favorably impacted in 1996 by approximately $7.5 million in connection with a settlement with the PBGC relating to the Donner-Hanna Joint Venture Pension Plans. Costs were favorably impacted in 1997 by an insurance settlement of approximately $4 million relating to the Granite City Division third quarter 1996 unplanned blast furnace outage, as well as by the reversal of approximately $4 million relating to the intra-period accrual of costs associated with the expected blast furnace reline at the Great Lakes Division. This planned outage has been postponed until the first quarter of 1998.

During the third quarter of 1997, the Company produced 1,658,000 net tons of steel, a 7.5% increase compared to the 1,542,000 net tons produced during the corresponding 1996 period.

Selling, General and Administrative Expense
-------------------------------------------

Selling, general and administrative expense of $38.0 million during the third quarter of 1997 represents a decrease of $2.1 million compared to the corresponding 1996 period. This decrease is primarily a result of lower benefit related expenses, partially offset by higher information systems contract charges.

Depreciation Expense
--------------------

Depreciation expense was lower in the third quarter of 1997 as compared to the corresponding 1996 period primarily as a result of the sale of the Company's coke oven battery at the Great Lakes Division. (See further discussion in Part 1, Item 1, Note 3)

Financing Costs
---------------

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

Income Taxes
------------

During the third quarter of 1997, the Company recorded current tax provisions of $20.5 million, offset by a deferred tax benefit of $5.4 million. This deferred tax benefit is a result of the periodic recognition of tax benefits relating to expectations of additional future income. The Company's effective tax rate is lower than the combined federal and state statutory rates primarily due to the continued utilization of available federal and state net operating loss carryforwards and the recognition of additional deferred tax benefits.

Cumulative Effect of Accounting Change
--------------------------------------

The Company retroactively reflected in its 1996 third quarter results the cumulative effect of an accounting change which resulted from a change in the valuation date used to measure liabilities related to pension and other postretirement benefits ("OPEB"). The cumulative impact of this change was $11.1 million. The valuation date to measure the liabilities was changed from December 31 to September 30 and was made in order to provide more timely information with respect to pension and OPEB provisions. This restatement adjustment was done in conjunction with certain restatements of prior periods. (See Note 2 to the unaudited Consolidated Financial Statements.)

Comparison of the Restated Nine-Month Periods Ended September 30, 1997 and 1996

Net Sales
---------

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

Cost of Products Sold
---------------------

The Company's cost of products sold of $2.01 billion during the first nine months of 1997 represented 84.6% of sales compared to 89.3% of sales for the same period in 1996. This improved cost relationship resulted in a gross margin improvement of approximately $131.2 million. This improvement was largely the result of increases in selling prices, production and sales levels, as well as stable operations.

Certain other events impacted costs in each period. In 1996, a kiln outage at National Steel Pellet Company increased costs by approximately $10 million. An unplanned 1996 blast furnace outage at the Company's Granite City Division increased costs by approximately another $15 million. Costs were favorably impacted in 1996 by approximately $7.5 million in connection with a settlement with the PBGC relating to the Donner-Hanna Joint Venture Pension Plans. In 1997, insurance recoveries relating to unplanned outages aggregating approximately $6.6 million reduced cost of products sold.

Raw steel production totaled 4,926,000 tons for the first nine months of 1997, a
 .6% increase from the 4,895,000 tons produced during the nine month period ended September 30, 1996.

Selling, General and Administrative Expense
-------------------------------------------

Selling, general and administrative expense of $107.4 million during the first nine months of 1997 represents a $4.9 million increase compared to the corresponding 1996 period. This increase is primarily the result of increased costs associated with expenses due to the conversion of stock options to stock appreciation rights, legal expenses and information systems contract charges and lower professional service expenses.

Depreciation Expense
--------------------

Depreciation expense was lower in the first nine months of 1997 as compared to the corresponding 1996 period primarily as a result of the sale of the Company's coke oven battery at the Great Lakes Division. (See further discussion in Part 1, Item 1, Note 3)

Financing Costs
---------------

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

On June 12, 1997, the Company completed the sale of a coke oven battery servicing the Great Lakes Division and other related assets, including coal inventories, to a subsidiary of DTE Energy Company. The Company received net proceeds of $234.0 million in connection with the sale and recorded an $11.1 million loss. The Company utilized a portion of the proceeds to prepay the remaining $154.3 million of the related party coke oven battery debt, which resulted in a net of tax extraordinary loss of $5.4 million. As part of the arrangement, the Company has agreed to operate the battery under an Operation and Maintenance Agreement executed with DTE, and will purchase at fair market value the majority of the coke produced from the battery under a requirements contract.

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

Income Taxes
------------

During the first nine months of 1997, the Company recorded current tax provisions of $40.7 million, offset by a deferred tax benefit of $16.2 million. This deferred tax benefit is a result of the periodic recognition of tax benefits related to expectations of additional future taxable income. The Company's effective tax rate is lower than the combined federal and state statutory rates primarily due to the continued utilization of available federal and state net operating loss carryforwards and the recognition of additional deferred tax benefits.

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

At September 30, 1997, total debt and redeemable preferred stock as a percentage of total capitalization decreased to 33.8% as compared to 47.0% at December 31, 1996. Cash and cash equivalents totaled $416.9 million at September 30, 1997 compared to $109.0 million at December 31, 1996.

Cash Flows from Operating Activities
------------------------------------

For the nine months ended September 30, 1997, cash provided from operating activities totaled $296.9 million, which is primarily attributable to $164.8 million in net income earned during this period, adjusted for the impact of working capital items and non-cash items. Additionally, in the third quarter of 1997, the Company accelerated a contribution of $40.9 million to its pension plans.

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

During the second quarter of 1997, the Company sold its coke oven battery at the Great Lakes Division, as well as its minority investment in the Iron Ore Company of Canada. The sale of these two non-core assets generated net proceeds of $309.3 million. The Company utilized $162.5 million of these proceeds to prepay the related party debt associated with the coke oven battery, including prepayment costs and accrued interest. Additionally, in the second and third quarters of 1997, certain coal mining properties were sold generating net proceeds of $8.3 million. If the negotiations with Avatex result in a settlement, a cash payment will be required for the settlement of the Retained Liabilities, and the Avatex Environmental Liabilities and the redemption of Redeemable Preferred Stock - Series B (see also Part I, Item 1, Note 5 and Part II, Item 6(b)). The Company also is continuing to evaluate other possible uses of the remaining proceeds, including additional pension and VEBA funding, retirement of Preferred Stock Series A, additional debt retirements and capital investment opportunities.

Cash Flows from Financing Activities
------------------------------------

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

OTHER
-----

Impact of Recommendations from Audit Committee Inquiry
------------------------------------------------------

On January 21, 1998 the Board of Directors accepted the report and approved the recommendations of the legal counsel to the Audit Committee for improvements in the Company's system of internal controls, a restructuring of its finance and accounting department, and expansion of the role of the internal audit function, as well as corrective measures to be taken related to the specific causes of accounting errors. The Company has begun the process of implementing these recommendations, the cost of which is currently unknown, but at present is not expected to be material to the ongoing results of operations, financial condition or liquidity of the Company.

Year 2000 Issues
----------------

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

Impact of Recently Issued Accounting Standards
----------------------------------------------

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

Item 5.   Other Information

The Company has appointed Michael D. Gibbons as Acting Chief Financial Officer while it conducts a search to fill the position on a permanent basis. In addition to his other responsibilities, Mr. Gibbons will provide oversight and coordinate activities relating to the Company's restatements of its prior period financial statements and SEC filings and its continuing efforts to cooperate with the Audit Committee of the Company's Board of Directors in its inquiry. (See Note 2 to the unaudited Consolidated Financial Statements.)

The Securities and Exchange Commission has authorized an investigation pursuant to a formal order of investigation relating to the matters described in Note 2 to the unaudited Consolidated Financial Statements. The Company has been cooperating with the Staff of the Commission and intends to continue to do so.

Item 6.   Exhibits and Reports on Form 8-K

(a)       See attached Exhibit Index

(b)       Reports on Form 8-K


          The Company filed a Form 8-K on December 1, 1997 which disclosed that National Steel Corporation issued a press release on November 25, 1997 announcing that it redeemed all of its Series B Preferred Stock held by Avatex Corporation, formerly known as National Intergroup, Inc., and finalized a settlement with Avatex regarding certain employee benefit liabilities associated with the Company's former Weirton Steel Division, as well as certain environmental liabilities.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          NATIONAL STEEL CORPORATION



                                      BY  /s/ John A. Maczuzak
                                          --------------------------
                                          John A. Maczuzak
                                          President and Chief Operating Officer



                                      BY  /s/ Michael D. Gibbons
                                          --------------------------
                                          Michael D. Gibbons
                                          Acting Chief Financial Officer



Date:  January 28, 1998
       ----------------

                          NATIONAL STEEL CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q/A

                                 EXHIBIT INDEX

               For the quarterly period ended September 30, 1997




15.1      Independent Accountants' Review Report

15.2      Acknowledgment Letter on unaudited interim financial information

27-A      Financial Data Schedule