Form 10-K/A
period 1996-12-31
NATIONAL STEEL CORP
filed 1998-03-20
CIK 70578

                                     1996

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 4

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

                                     None
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

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

Form 10-K for the Fiscal Year Ended December 31, 1996 is hereby amended to include the following exhibit:


     Exhibit 18- Preferability Letter on change in accounting principles is incorporated by reference to Exhibit 18 of Form 10-Q, filed on November 14, 1997, for the quarterly period ended September 30, 1997.



                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NATIONAL STEEL CORPORATION

                               By: /s/ John A. Maczuzak
                                   ---------------------
                               John A. Maczuzak
                               President and Chief Operating Officer

                               By: /s/ Michael D. Gibbons
                                   -----------------------
                               Michael D. Gibbons
                               Acting Chief Financial Officer