Form 10-K405
period 1997-12-31
NATIONAL STEEL CORP
filed 1998-03-27
CIK 70578

                                    1 9 9 7

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               F O R M  1 0 - K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1997

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     At February 27, 1998, there were 43,288,240 shares of the registrant's common stock outstanding.

     Aggregate market value of voting stock held by non-affiliates: $328,286,621

     The amount shown is based on the closing price of National Steel Corporation's Common Stock on the New York Stock Exchange on February 27, 1998. Voting stock held by officers and directors is not included in the computation. However, National Steel Corporation has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

                     Documents Incorporated By Reference:

     Selected portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Part II and IV of this Report on Form 10-K.

     Selected portions of the 1998 Proxy Statement of National Steel Corporation are incorporated by reference into Part III of this Report on Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

Introduction

National Steel Corporation, a Delaware corporation, (together with its consolidated subsidiaries the "Company") is the fourth largest integrated steel producer in the United States as measured by production and is engaged in the manufacture and sale of a wide variety of flat rolled carbon steel products, including hot rolled, cold rolled, galvanized, tin and chrome plated steels. The Company targets high value-added applications of flat rolled carbon steel for sale to the automotive, construction and container markets. The Company's principal executive offices are located at 4100 Edison Lakes Parkway, Mishawaka, Indiana 46545-3440; telephone (219) 273-7000.

The Company was formed through the merger of Great Lakes Steel Corporation, Weirton Steel Corporation and Hanna Iron Ore Company and was incorporated in Delaware on November 7, 1929. The Company built a finishing facility, now the Midwest Division, in 1961, and in 1971 purchased Granite City Steel Corporation, now the Granite City Division. On September 13, 1983, the Company became a wholly-owned subsidiary of National Intergroup, Inc., (which subsequently changed its name to FoxMeyer Health Corporation and then to Avatex Corporation and is hereinafter referred to as "Avatex"). On January 11, 1984, the Company sold the principal assets of its Weirton Steel Division and retained certain liabilities related thereto. On August 31, 1984, NKK Corporation (collectively, with its subsidiaries, "NKK") purchased a 50% equity interest in the Company from Avatex. In connection with this purchase, Avatex agreed to indemnify the Company for (i) certain environmental liabilities related to the Company's former Weirton Steel Division and the Company's subsidiary, Hanna Furnace Corporation and (ii) certain pension and employee benefit liabilities related to the Weirton Steel Division (together, the "Indemnification Obligations"). On June 26, 1990, NKK purchased an additional 20% equity interest in the Company from Avatex. In connection with this purchase, Avatex was issued shares of the Company's Series B Redeemable Preferred Stock and NKK was issued shares of the Company's Series A Preferred Stock. In April 1993, the Company completed an initial public offering of its Class B Common Stock. In October 1993, Avatex converted all of its shares of Class A Common Stock to an equal number of shares of Class B Common Stock and subsequently sold substantially all of its shares of Class B Common Stock in the market in January 1994, resulting in NKK owning a 75.6% voting interest in the Company at December 31, 1994. On February 1, 1995, the Company completed a primary offering of 6.9 million shares of Class B Common Stock. Subsequent to that transaction, NKK's voting interest decreased to 67.6%.

Significant Developments in Company's Business During 1997

During 1997, the following significant developments in the Company's business took place:

Sale of the Great Lakes Division No. 5 Coke Battery. On June 12, 1997, the Company sold the machinery, equipment, improvements and other personal property and fixtures constituting the Great Lakes Division No. 5 coke battery, together with the related coal inventories, to a subsidiary of DTE Energy Company, and received proceeds (net of taxes and expenses) of approximately $234 million. The Company will continue to operate and maintain the coke battery on a contract basis and will purchase the majority of the coke produced from the battery under a requirements contract, with the price being adjusted during the term of the contract, primarily to reflect changes in production costs. The Company utilized a portion of the sale proceeds to prepay the $154.3 million remaining balance of the indebtedness owed by the Company to an affiliate of NKK with respect to the coke battery.

Sale of Shares of Iron Ore Company of Canada. In April of 1997, the Company sold its 21.7% minority equity interest in Iron Ore Company of Canada ("IOC") to North Limited and received proceeds (net of taxes and expenses) of approximately $75.3 million. The Company will continue to purchase iron ore pellets at fair market value from IOC pursuant to long term supply agreements.

Redemption of Series B Preferred Stock and Other Related Transactions. In November of 1997, the Company entered into an agreement with Avatex to redeem all of the Series B Redeemable Preferred Stock held by Avatex and to release Avatex from the Indemnification Obligations. Under this agreement, the Company paid to Avatex approximately $59.0 million and agreed to pay an additional $10.0 million, without interest, in installments of $2.5 million each in the first and second quarters of 1998 and a third installment of $5.0 million in November of 1998. In addition, under this agreement, the entire proceeds of approximately $13.6 million (net of taxes and expenses) from the litigation brought by the Company and Avatex against certain insurance carriers seeking coverage under their comprehensive general liability insurance policies for environmental liabilities were agreed to be paid to the Company, and Avatex agreed to release all restrictions on the balance remaining of Avatex's $10 million prepayment to the Company for environmental claims (approximately $9.2 million). [See "Environmental Matters" in Item 1 "Business".]

Redemption of Series A Preferred Stock. In December 1997, the Company completed the redemption of the Series A Preferred Stock held by NKK for a redemption price of $36.7 million, plus accrued dividends of approximately $0.6 million. Following this transaction, and the settlement with Avatex described above, the Company no longer has any preferred stock outstanding.

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

To enable the Company to more efficiently meet the needs of its target markets and focus on higher value-added products, the Company has entered into two separate joint ventures to operate hot dip galvanizing facilities. One joint venture is with NKK and an unrelated third party and has been built to service the automotive industry. The second joint venture has been built to service the construction industry. [See "DNN Galvanizing Limited Partnership" and "Double G Coatings, L.P." in Item 2 "Properties."] During the first quarter of 1996, the Company completed construction of an additional coating line at the Granite City Division which serves the construction market. A second line, currently under construction at the Midwest Division, is scheduled to be completed during the second quarter of 1998. In addition, during 1997, the Company completed an expansion of the 72" galvanizing line at the Midwest Division to further enable it to more effectively compete in the automotive market for critical exposed applications.

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

Predictive Maintenance Program. The Company is installing a predictive maintenance program designed to maximize production and equipment life while minimizing unscheduled equipment outages. This program should improve operations stability through improved equipment reliability, which is expected to result in improved productivity and reduced costs.

Alliance with NKK

The Company has a strong alliance with its principal stockholder, NKK, the second largest steel company in Japan and the eighth largest in the world as measured by production. Since 1984, the Company has had access to a wide range of NKK's steelmaking, processing and applications technology. The Company's engineers include approximately 34 engineers transferred from NKK, who serve primarily at the Company's Divisions. These engineers, as well as engineers and technical support personnel at NKK's facilities in Japan, assist in improving operating practices and developing new manufacturing processes. This support also includes providing input on ways to improve raw steel production to finished product yields. In addition, NKK has provided financial assistance to the Company in the form of investments, loans and introductions to Japanese financial institutions and trading companies; however, there can be no assurances given as to the extent of NKK's future financial support beyond existing contractual commitments.

This alliance with NKK was further strengthened by the Agreement for the Transfer of Employees with NKK Corporation entered into by the Company and NKK effective as of May 1, 1995 (superseding a prior arrangement). The agreement was unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK. Pursuant to the terms of this agreement, technical and business advice is provided through NKK employees who are transferred to the employ of the Company. The agreement further provides that the initial term can be extended from year to year after expiration of the initial term, if approved by NKK and a majority of the directors of the Company who were not then, and never have been, employees of NKK. The agreement has been extended through the calendar year 1998 in accordance with this provision. Pursuant to the terms of the agreement, the Company is obligated to reimburse NKK for the costs and expenses incurred by NKK in connection with the transfer of these employees, subject to an agreed upon cap. The cap was $11.7 million during the initial term and $7 million during each of 1997 and 1998. The Company expensed $5.4 million and $4.2 million under this agreement, and for various other engineering services provide by NKK, during 1997 and 1996, respectively.

Customer Partnership

The Company's customer partnership enables the Company to differentiate its products through superior quality and service. Management believes it is able to further differentiate the Company's products and to promote customer loyalty by establishing close relationships through early customer involvement, providing technical services and support and utilizing its Product Application Center and Technical Research Center facilities.

The Company operates a research and development facility near its Great Lakes Division to develop new products, improve existing products and develop more efficient operating procedures to meet the constantly increasing demands of the automotive, construction and container markets. The Company employs approximately 55 chemists, physicists, metallurgists and engineers in connection with its research activities. The research center is responsible for, among other things, the development of five new high strength steels for automotive weight reduction and a new galvanized steel for the construction market. In addition, the Company operates a Product Application Center near Detroit dedicated to providing product and technical support to customers. The Product Application Center assists customers with application engineering (selecting optimum metal and manufacturing methods), application technology (evaluating product performance) and technical developments (performing problem solving at plants). The Company spent $10.9 million, $11.1 million and $9.6 million for research and development in 1997, 1996 and 1995, respectively. In addition, the Company participates in various research efforts through the American Iron and Steel Institute (the "AISI").

Capital Investment Program

Since 1984, the Company has invested over $2.6 billion in capital improvements aimed at upgrading the Company's steelmaking and finishing operations to meet its customers' demanding requirements for higher quality products and to reduce production costs. As described above, one of the Company's strategic initiatives is to more effectively utilize these substantial capital improvements. Major projects have included an electrolytic galvanizing line, a continuous caster, a ladle metallurgy station, a vacuum degasser, a complete rebuild of the No. 5 coke battery and a high speed pickle line, each of which services the Great Lakes Division, and a continuous caster, a coating line and a ladle metallurgy station, each of which services the Granite City Division. Major improvements at the Midwest Division include the installation of process control equipment to upgrade its finishing capabilities, expansion of the 72" galvanizing line and construction of a new coating line scheduled for completion in 1998. Capital investments for each of 1997 and 1996 were $151.8 million and $128.6 million, respectively. Capital investments for 1998 are expected to total approximately $222.0 million.

Customers

Automotive. The Company is a major supplier of hot and cold rolled steel and galvanized coils to the automotive industry, one of the most demanding steel consumers. Car and truck manufacturers require wide sheets of steel, rolled to exact dimensions. In addition, formability and defect-free surfaces are critical. The Company has been able to successfully meet these demands. Its steel has been used in a variety of automotive applications including exposed and unexposed panels, wheels and bumpers.

Construction. The Company is also a leading supplier of steel to the domestic construction market. Roof and building panels are the principal applications for galvanized and Galvalume(R) steel in this market. Management believes that demand for Galvalume(R) steel will exhibit strong growth for the next several years, partially as a result of a trend away from traditional building products, and that the Company is well positioned to profit from this growth as a result of both its position in this market and additional capacity referred to above.

Container. The Company produces chrome and tin plated steels to exacting tolerances of gauge, shape, surface flatness and cleanliness for the container industry. Tin and chrome plated steels are used to produce a wide variety of food and non-food containers. In recent years, the market for tin and chrome plated steels has been both stable and profitable for the Company.

Pipe and Tube. The Company supplies the pipe and tube market with hot rolled, cold rolled and coated sheet. The Company is a key supplier to transmission pipeline, downhole casing and structural pipe producers.

Service Centers. The Company also supplies the service center market with hot rolled, cold rolled and coated sheet. Service centers generally purchase steel coils from the Company and may process them further or sell them directly to third parties without further processing.

The following table sets forth the percentage of the Company's revenues from various markets for the past five years.

                      1997        1996        1995        1994        1993
                     ------      ------      ------      ------      ------
Automotive            27.0%       27.6%       27.8%       28.5%       28.9%
Construction          24.8        21.6        20.5        18.3        16.8
Containers            11.0        10.6        11.3        13.2        13.3
Pipe and Tube          7.3         6.5         7.4         6.9         8.2
Service Centers       21.3        20.2        15.4        17.9        15.5
All Other              8.6        13.5        17.6        15.2        17.3
                     -----       -----       -----       -----       -----
                     100.0%      100.0%      100.0%      100.0%      100.0%
                     =====       =====       =====       =====       =====

No customer accounted for more than 10% of net sales in 1997, 1996 or 1995. Export sales accounted for approximately 0.3% of revenues in 1997, 0.5% in 1996 and 2.6% in 1995.

The Company's products are sold through sales offices located in Chicago, Detroit, Houston, Indianapolis, Kansas City, Pittsburgh and St. Louis. Substantially all of the Company's net revenues are based on orders for short-term delivery. Accordingly, backlog is not meaningful when assessing future results of operations.

Operations

The Company operates three principal facilities: two integrated steel plants, the Great Lakes Division in Ecorse and River Rouge, Michigan, near Detroit, and the Granite City Division in Granite City, Illinois, near St. Louis, and a finishing facility, the Midwest Division in Portage, Indiana, near Chicago. In January 1997, the Company consolidated the Great Lakes Division and the Midwest Division into a single business enterprise in order to improve the planning and coordination of production at both plants. In addition, this consolidation enhances the ability of the Company to monitor its costs and utilize its resources, thereby allowing the Company to more effectively meet customer needs.

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

                           RAW STEEL PRODUCTION DATA

                                                         Effective        Percent
                                Effective    Actual       Capacity      Continuously
                                Capacity   Production    Utilization       Cast
                                ---------  ----------    -----------    ------------
                                 (000's of net tons)         (%)            (%)
The Company
  1997                            6,800       6,527         96.0           100.0
  1996                            7,000       6,557         93.7           100.0
  1995                            6,300       6,081         96.5           100.0
  1994                            6,000       5,763         96.1           100.0
  1993                            5,550       5,551        100.0           100.0

Domestic Steel Industry*
  1997                          121,400     107,488         88.5            94.7
  1996                          116,100     105,309         90.7            93.2
  1995                          112,500     104,930         93.3            91.1
  1994                          108,200     100,579         93.0            89.5
  1993                          109,900      97,877         89.1            85.7

 * Information as reported by the AISI. The 1997 industry information is preliminary.

Effective capacity in 1997 was lowered from 1996 to reflect more realistic operating levels based on the Company's operating practices in 1996. In 1996, capacity increased to 7,000,000 net tons primarily due to successfully negotiated environmental relief at the Granite City Division. Unanticipated blast furnace outages at midyear were the primary reason actual steel production fell short of capacity. In 1995, effective capacity increased to 6,300,000 net tons due to improved operating efficiencies, primarily at the Great Lakes Division. Effective capacity increased to 6,000,000 net tons in 1994 due to the fact that the Company did not reline any blast furnaces during this period.

Raw Materials

Iron Ore. The metallic iron requirements of the Company are supplied primarily from iron ore pellets that are produced from a concentration of low grade ores. The Company, directly through its wholly owned subsidiary, National Steel Pellet Company ("NSPC"), has reserves of iron ore adequate to produce approximately 357 million gross tons of iron ore pellets. The Company's iron ore reserves are located in Minnesota and Michigan. Excluding the effects of the thirteen month period from August 1, 1993 through

August 28, 1994 when NSPC was idled, a significant portion of the Company's average annual consumption of iron ore pellets was obtained from the deposits of the Company during the last five years. The remaining iron ore pellets consumed by the Company were purchased from third parties. Iron ore pellets available to the Company from its own deposits and outside suppliers are expected to be sufficient to meet the Company's total iron ore requirements at competitive market prices for the foreseeable future.

The Company previously owned a minority equity interest in Iron Ore Company of Canada ("IOC"). On April 1, 1997, the Company completed the sale of that equity interest to North Limited. The Company plans to continue to purchase iron ore at fair market value from IOC pursuant to long-term supply agreements.

Coal. In 1992, the Company decided to exit the coal mining business and sell or dispose of its coal reserves and related assets. The remaining coal assets constitute less than 0.4% of the Company's total assets. The Company believes that supplies of coal, adequate to meet the Company's needs, are readily available from third parties at competitive market prices.

Coke. On June 12, 1997, the Company sold the machinery, equipment, improvements and other personal property and fixtures constituting the Great Lakes Division No. 5 coke battery, together with the related coal inventories, to a subsidiary of DTE Energy Company, and received proceeds (net of taxes and expenses) of approximately $234 million. The Company will continue to operate and maintain the coke battery on a contract basis and will purchase the majority of the coke produced from the battery under a requirements contract, with the price being adjusted during the term of the contract, primarily to reflect changes in production costs.

The Company also operates two efficient coke batteries servicing the Granite City Division. Approximately 60% of the Company's annual coke requirements can be supplied by the Great Lakes and Granite City Coke batteries. The remaining coke requirements are met through competitive market purchases.

The Company has also implemented a pulverized coal injection process at its blast furnaces at the Great Lakes Division, which should further reduce the Company's dependency on outside coke supplies.

Limestone. An affiliated company in which the Company holds a minority equity interest has limestone reserves of approximately 72 million gross tons located in Michigan. During the last five years, approximately 70% of the Company's average annual consumption of limestone was derived from these reserves. The Company's remaining limestone requirements were purchased at competitive market prices from unaffiliated third parties.

Scrap and Other Materials. Supplies of steel scrap, tin, zinc and other alloying and coating materials are readily available at competitive market prices.

Patents and Trademarks

The Company has the patents and licenses necessary for the operation of its business as now conducted. The Company does not consider its patents and trademarks to be material to the business of the Company.

Employees

As of December 31, 1997, the Company employed   9,417 people.  The Company has
labor agreements with the United Steelworkers of America ("USWA"), the International Chemical Workers Council of the United Food and Commercial Workers and other labor organizations which collectively represent approximately 82.3% of the Company's employees. In 1993, the Company entered into labor agreements, which expire in 1999, with these various labor organizations ("1993 Settlement Agreement"). Scheduled negotiations reopened in 1996 and were ultimately resolved utilizing the arbitration provisions provided for in the 1993 Settlement Agreement, without any disruption to the Company's operations.

Competition

The Company is in direct competition with domestic and foreign flat rolled carbon steel producers and producers of plastics, aluminum and other materials which can be used in place of flat rolled carbon steel in manufactured products. Price, service and quality are the primary types of competition experienced by the Company. The Company believes it is able to differentiate its products from those of its competitors by, among other things, providing technical services and support, utilizing its Product Application Center and Technical Research Center facilities, and by its focus on improving product quality through, among other things, capital investment and research and development, as previously described.

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

Mini-mills. Domestic integrated producers, such as the Company, have lost market share in recent years to domestic mini-mills. Mini-mills provide significant competition in certain product lines, including hot rolled and cold rolled sheets, which represented, in the aggregate, approximately 57% of the Company's shipments in 1997. Mini-mills are relatively efficient, low-cost producers which produce steel from scrap in electric furnaces, have lower employment and environmental costs and target regional markets. Thin slab casting technologies have allowed mini-mills to enter certain sheet markets which have traditionally been supplied by integrated producers. Certain companies have announced plans for, or have indicated that they are currently considering, additional mini-mill plants for sheet products in the United States.

Steel Substitutes. In the case of many steel products, there is substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete. Conversely, the Company and certain other manufacturers of steel products have begun to compete in recent years in markets not traditionally served by steel producers.

Environmental Matters

The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. The Company currently estimates that it will incur capital expenditures in connection with matters relating to environmental control of approximately $9.5 million and $25.8 million for 1998 and 1999, respectively. Major capital projects in 1999 will be for air pollution control equipment at the Great Lakes Division and the NSPC plant. In addition, the Company expects to record expenses for environmental compliance, including depreciation, of approximately $62 million and $60 million for 1998 and 1999, respectively. Since environmental laws and regulations are becoming increasingly stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of future changes in circumstances or regulatory requirements, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. The costs for environmental compliance may also place the Company at a competitive disadvantage with respect to foreign steel producers, as well as manufacturers of steel substitutes, that are subject to less stringent environmental requirements.

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

In 1990, the United States Environmental Protection Agency ("EPA") released a proposed rule which establishes standards for the implementation of a corrective action program under the Resource Conservation Recovery Act of 1976, as amended ("RCRA"). The corrective action program requires facilities that are operating under a permit, or are seeking a permit, to treat, store or dispose of hazardous wastes to investigate and remediate environmental contamination. The Company has conducted an investigation at its Midwest Division facility and is currently waiting for comments from the EPA regarding the results of the investigation. The Company estimates that the potential capital costs for implementing corrective actions at such facility will be approximately $8.0 million payable over the next several years. At the present time, the Company's other facilities are not subject to corrective action.

The Company has recorded an aggregate liability of approximately $2.0 million at December 31, 1997 for the reclamation costs to restore its coal and iron ore mines at its shut down locations to their original and natural state, as required by various federal and state mining statutes. This is a decrease of approximately $10.1 million from December 31, 1996. Approximately $8.0 million of the decrease is the result of the sale of a coal property in the third quarter of 1997, where the buyer assumed the reclamation obligation.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") in a number of off-site CERCLA or state superfund site proceedings. [See Item 3, "Legal Proceedings" for a discussion of these sites.] With respect to those sites, the Company has accrued an aggregate liability of $2.3 million as of December 31, 1997.

Avatex had previously agreed to indemnify the Company for liabilities incurred by the Company at certain environmental sites. [These sites are discussed under the caption "Former Avatex Sites" in Item 3, "Legal Proceedings".] In addition, in January 1994, the Company received $10.0 million from Avatex as an unrestricted prepayment for such liabilities for which the Company recorded $10.0 million as a liability in its consolidated balance sheet. The Company was required to repay Avatex portions of the $10.0 million to the extent the Company's expenditures for such environmental liabilities did not meet specified levels by certain dates over a twenty year period. In connection with the redemption of the Series B Preferred Stock and other related transactions with Avatex in November 1997, Avatex was released from this indemnity obligation, and the Company was authorized to retain the remaining balance of the prepayment in the amount of $9.2 million. As a result of this settlement, the Company has recorded an aggregate liability of $10.0 million as of December 31, 1997 with respect to those sites as to which Avatex was released from its indemnity obligation. [See the discussion under the caption "Redemption of Series B Preferred Stock and Other Related Transactions" in Item 1 "Business".]

During 1997, the Company settled substantially all of the claims it had previously filed against certain of its insurance carriers seeking coverage under its comprehensive general liability insurance policies for its environmental liabilities. In connection with the transactions with Avatex referred to above, it was agreed that all insurance proceeds from this litigation would be paid to the Company, and the Company recognized insurance proceeds (net of taxes and expenses) aggregating approximately $13.6 million. The settlement with the insurance carriers also included an agreement by certain carriers to provide partial insurance coverage for certain existing and future major environmental liabilities.

Forward Looking Statements

Statements made by the Company in this Form 10-K that are not historical facts constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements, by their nature, involve risk and uncertainty. A variety of factors could cause business conditions and the Company's actual results and experience to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, (1) changes in market prices and market demand for the Company's products; (2) changes in the costs or availability of raw materials and other supplies used by the Company in the manufacture of its products; (3) equipment failures or outages at the Company's steelmaking, mining and processing facilities; (4) losses of customers; (5) changes in the levels of the Company's operating costs and expenses; (6) collective bargaining agreement negotiations, strikes, labor stoppages or other labor difficulties; (7) actions by the

Company's competitors, including domestic integrated steel producers, foreign competitors, mini-mills and manufacturers of steel substitutes such as plastics, aluminum, ceramics, glass, wood and concrete; (8) changes in industry capacity;
(9) changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation; (10) worldwide changes in trade, monetary or fiscal policies, including changes in interest rates; (11) changes in the legal and regulatory requirements applicable to the Company; and (12) the effects of extreme weather conditions.

ITEM 2.  PROPERTIES

The Granite City Division.

The Granite City Division, located in Granite City, Illinois, has an effective steelmaking capacity of approximately 3.0 million tons. All steel at this Division is produced by continuous casting. The Granite City Division also uses ladle metallurgy to refine the steel chemistry to enable it to meet the exacting specifications of its customers. The Division's ironmaking facilities consist of two coke batteries and two blast furnaces. Finishing facilities include an 80 inch hot strip mill, a continuous pickler and three hot dip galvanizing lines. Construction of the third hot dip galvanizing line, a 270,000 ton coating facility to serve the construction market, was completed in 1996. This facility, known as Triple G, cost approximately $85.0 million. The Granite City Division ships approximately 12% of its total production to the Midwest Division for finishing. Principal products of the Granite City Division include hot rolled, hot dipped galvanized and Galvalume(R) steel, grain bin and high strength, low alloy steels.

The Granite City Division is located on 1,540 acres and employs 3,111 people. The Division's proximity to the Mississippi River and other interstate transit systems, both rail and highway, provides easy accessibility for receiving raw materials and supplying finished steel products to customers.

The Great Lakes Division.

The Great Lakes Division, located in Ecorse and River Rouge, Michigan, is an integrated facility engaged in steelmaking primarily for use in the automotive market with an effective steelmaking capacity of approximately 3.8 million tons. All steel at this Division is produced by continuous casting. The Division's ironmaking facilities consist of three blast furnaces, and a rebuilt 85-oven coke battery which was sold in 1997 to a subsidiary of DTE Energy Company. [See the discussion under the caption "Significant Developments in the Company's Business During 1997" in Item 1, "Business".] The Division also operates steelmaking facilities consisting of two basic oxygen process vessels, a vacuum degasser and a ladle metallurgy station. Finishing facilities include a hot strip mill, a skinpass mill, a shear line, a high speed pickle line, a tandem mill, a batch annealing station, two temper mills, two customer service lines, and an electrolytic galvanizing line. The Great Lakes Division ships approximately 44% of its production to the Midwest Division for finishing. Principal products of the Great Lakes Division include hot rolled, cold rolled, electrolytic galvanized, and high strength, low alloy steels.

The Great Lakes Division is located on 1,100 acres and employs 3,746 people.
The Division is strategically located with easy access to water, rail and highway transit systems for receiving raw materials and supplying finished steel products to customers.

The Midwest Division.

The Midwest Division, located in Portage, Indiana, finishes hot rolled bands produced at the Granite City and Great Lakes Divisions primarily for use in the automotive, construction and container markets. The Midwest Division's facilities include a continuous pickling line, two cold reduction mills, two continuous galvanizing lines, a 48 inch wide line which can produce galvanized or Galvalume(R) steel products and which services the construction market, and a 72 inch wide line which services the automotive market; finishing facilities for cold rolled products consisting of a batch annealing station, a sheet temper mill and a continuous stretcher leveling line, an electrolytic cleaning line, a continuous annealing line, two tin temper mills, two tin recoil lines, an electrolytic tinning line and a chrome line which services the container markets. In 1995, the Midwest Division commenced construction of a 270,000 ton coating line to serve the construction market. The line will cost approximately $70.0 million and is scheduled to be completed in the second quarter of 1998.
In addition, during 1997, the Company completed an expansion of the 72" galvanizing line. Principal products of the

Midwest Division include tin mill products, hot dipped galvanized and Galvalume(R) steel, cold rolled, and electrical lamination steels.

The Midwest Division is located on 1,100 acres and employs 1,526 people. Its location provides excellent access to rail, water and highway transit systems for receiving raw materials and supplying finished steel products to customers.

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

Joint Ventures and Equity Investments

DNN Galvanizing Limited Partnership. As part of its strategy to focus its marketing efforts on high quality steels for the automotive industry, the Company entered into an agreement with NKK and Dofasco Inc., a large Canadian steel producer ("Dofasco"), to build and operate DNN, a 400,000 ton per year, hot dip galvanizing facility in Windsor, Ontario, Canada. This facility incorporates state-of-the-art technology to galvanize steel for critically exposed automotive applications. The facility is modeled after NKK's Fukuyama Works Galvanizing Line that has provided high quality galvanized steel to the Japanese automotive industry for several years. The Company is committed to utilize 50% of the available line time of the facility and pay a tolling fee designed to cover fixed and variable costs with respect to 50% of the available line time, whether or not such line time is utilized. The plant began production in January 1993 and is currently operating at full capacity. The Company's steel substrate requirements are provided to DNN by the Great Lakes Division.

Double G Coatings, L.P. To continue to meet the needs of the growing construction market, the Company and Bethlehem Steel Corporation formed a joint venture to build and operate Double G Coatings, L.P. ("Double G"). Double G is a 270,000 ton per year hot dip galvanizing and Galvalume(R) steel facility near Jackson, Mississippi. The facility is capable of coating 48 inch wide steel coils with zinc to produce a product known as galvanized steel and with a zinc and aluminum coating to produce a product known as Galvalume(R) steel. Double G primarily serves the metal buildings segment of the construction market in the south central United States. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line time at the facility. The joint venture commenced production in the second quarter of 1994 and reached full operating capacity in 1995. The Company's steel substrate requirements are provided to Double G by the Great Lakes Division.

ProCoil Corporation. ProCoil Corporation ("ProCoil") is a joint venture between the Company and Marubeni Corporation, located in Canton, Michigan. ProCoil operates a steel processing facility which began operations in 1988 and a warehousing facility which began operations in 1992. The Company owns a 56% equity interest in ProCoil, and Marubeni Corporation owns the remaining 44%. ProCoil blanks, slits and cuts steel coils to desired lengths to service automotive market customers. In addition, ProCoil warehouses material to assist the Company in providing just-in-time delivery to customers. Effective as of May 31, 1997, the consolidated financial statements of the Company include the accounts of ProCoil.

Tinplate Holdings, Inc. In April 1997, a wholly owned subsidiary of the Company purchased 25% of the outstanding common stock of Tinplate Holdings, Inc. ("Tinplate"). Tinplate operates a tin mill service center in Gary, Indiana. In connection with this transaction, the Company also entered into a supply agreement pursuant to which Tinplate will purchase certain minimum quantities of tin mill products from the Company through 2001.

National Robinson LLC. In February 1998, the Company entered into an agreement with Robinson Steel Co., Inc. ("Robinson") to form a joint venture company, named National Robinson LLC. This new company will operate a temper mill, leveler and cut to length facility in Granite City, Illinois to produce cut to length steel plates and sheets with superior quality, flatness and dimensional tolerances. National Robinson LLC is expected to process approximately 200,000 tons of hot rolled steel supplied by the Company. Construction of the new facility is expected to be completed in early 1999.

Other Information With Respect to the Company's Properties

In addition to the properties described above, the Company owns its corporate headquarters facility in Mishawaka, Indiana. Generally, the Company's properties are well maintained, considered adequate and being utilized for their intended purposes. The Company's steel production facilities are owned in fee by the Company except for (i) a continuous caster and related ladle metallurgy facility which service the Great Lakes Division, (ii) an electrolytic galvanizing line, which services the Great Lakes Division, and (iii) a portion of the coke battery, which services the Granite City Division, each of which are owned by third parties and leased to the Company pursuant to the terms of operating leases. The electrolytic galvanizing line lease, the coke battery lease and the continuous caster and related metallurgy facility lease are scheduled to expire in 2001, 2004, and 2008, respectively. Upon expiration, the Company has the option to extend the respective lease or purchase the facility at fair market value.

Substantially all of the land (excluding certain unimproved land), buildings and equipment (excluding, generally, mobile equipment) that are owned in fee by the Company at the Great Lakes Division, Granite City Division and Midwest Division are subject to a lien securing the Company's First Mortgage Bonds, 8-3/8% Series due 2006 ("First Mortgage Bonds"). Included among the items which are not subject to this lien are a vacuum degassing facility and a pickle line which service the Great Lakes Division and a continuous caster facility which services the Granite City Division; however, each of these items is subject to a mortgage granted to the respective lender who financed the construction of the facility. The Company has also agreed to grant to the Voluntary Employee Benefit Association Trust ("VEBA Trust") a second mortgage on that portion of the property which is covered by the lien securing the First Mortgage Bonds and which is located at the Great Lakes Division. The VEBA Trust was established in connection with the 1993 Settlement Agreement for the purpose of prefunding certain postretirement benefit obligations for USWA represented employees.

For a description of certain properties related to the Company's production of raw materials, see the discussion under the caption "Raw Materials" in Item 1, "Business".

ITEM 3.  LEGAL PROCEEDINGS

In addition to the matters discussed below, the Company is involved in various legal proceedings occurring in the normal course of its business. In the opinion of the Company's management, adequate provision has been made for losses which are likely to result from these actions.

Securities and Exchange Commission Investigation

In the third quarter of 1997, the Audit Committee of the Company's Board of Directors was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the Company's system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, inquired into these matters. Based upon this inquiry, the Company determined the need to restate its financial statements for certain prior periods, On January 29, 1998, the Company filed an amended Form 10-K for 1996 and amended Forms 10-Q for the first, second and third quarters of 1997 reflecting the restatements. On December 15, 1997, the Board of Directors approved the termination of the Company's Vice President - Finance in connection with the Audit Committee inquiry. During January 1998, legal counsel to the Audit Committee issued its report to the Audit Committee, and the Audit Committee approved the report and concluded its inquiry. On January 21, 1998, the Board of Directors accepted the report and approved the recommendations, except for the recommendation to revise the Audit Committee Charter, which was approved on February 9, 1998. The report found certain misapplications of generally accepted accounting principles and accounting errors, including excess reserves, which have been corrected by the restatements referred to above. The report found that the accretion of excess reserves to income during the first, second and third quarters of 1997, as described in the amended Forms 10-Q for those quarters, may have had the effect of management of earnings as the result of errors in judgment and misapplication of generally accepted accounting principles. However, these errors do not appear to have involved the intentional misstatement of the Company's accounts. The report also found weaknesses in internal controls and recommended various improvements in the Company's system of internal control, a comprehensive review of such controls, a restructuring of the Company's finance and accounting department, and expansion of the role of the internal audit function, as well as corrective measures to be taken related to the specific causes of the accounting errors. The Company has begun to implement these recommendations with the involvement of the Audit Committee. The Securities and Exchange Commission ("Commission") has authorized an investigation pursuant to a formal order of investigation relating to the matters described above. The Company has been cooperating with the Staff of the Commission and intends to continue to do so.

Environmental Matters

CERCLA and State Superfund Proceedings

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state superfund statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. Currently, an inactive site located at the Great Lakes Division facility is listed on the Michigan Environmental Response Act Site List, but remediation activity has not been required by the Michigan Department of Environmental Quality ("MDEQ"). In addition, the Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") in a number of off-site CERCLA or state superfund site proceedings. The outcome of these CERCLA and state superfund proceedings is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company. The more significant of these matters are described below:

Ilada Energy Company Site. The Company and certain other PRPs have performed a removal action pursuant to an order issued by the U.S. Environmental Protection Agency ("EPA") under Section 106 of CERCLA at this waste oil/solvent reclamation site located in East Cape Girardeau, Illinois. The Company received a special notice of liability with respect to this site on December 21, 1988. The Company believes that there are approximately sixty-three PRPs identified at this site. Pursuant to an Administrative Order of Consent ("AOC"), the Company and other PRPs performed a remedial investigation and feasibility study ("RI/FS") at this site to determine whether the residual levels of contamination of soil and groundwater remaining after the removal action pose any threat to either human health or the environment and therefore whether or not the site will require further remediation. The PRPs submitted a draft RI/FS to the EPA and the Illinois Environmental Protection Agency ("IEPA") and responded to the agencies' comments on that document. Discussions between the PRPs and the agencies are ongoing. In the course of performance of the RI/FS, a floating layer of material was discovered above the groundwater. The Company's position, which was sustained by both the EPA and the IEPA, is that this material is bulk aviation fuel and is not considered to be a hazardous substance as defined under CERCLA. To date, the Company has paid approximately $2 million for work and oversight costs.

Buck Mine Complex. This is a proceeding involving a large site in Iron County, Michigan, called the Buck Mine Complex, two discrete portions of which were formerly owned or operated by a subsidiary of the Company. This subsidiary was subsequently merged into the Company. The Company received a notice of potential liability from the MDEQ with respect to this site on June 24, 1992. A subsidiary of the Company had conducted mining operations at only one of these two parcels and had leased the other parcel to a mining company for numerous years. The MDEQ alleges that this site discharged and continues to discharge heavy metals into the environment, including the Iron River. Because the Company and approximately eight other PRPs have declined to undertake an RI/FS, the MDEQ has advised the Company that it will undertake the investigation at this site and charge the costs thereof to those parties ultimately held responsible for the cleanup. By letter dated April 29, 1997, the MDEQ advised the Company that it had selected a remedy for the acid mine drainage and offered the Company the opportunity to perform the work to implement the remedy. This letter was also sent to other PRPs, none of whom responded. Informally, the MDEQ has advised that it believes that the cost of the remedy, including past costs, as well as future operating and maintenance costs, but excluding natural resource damages, will be approximately $750,000, which cost will be allocated among the parties ultimately held responsible. The Company has advised the MDEQ that it is interested in pursuing a "cash-out" settlement of this matter; however, the MDEQ has advised that it is not prepared to discuss settlement at this time.

Port of Monroe Site. In February 1992, the Company received a notice of potential liability from the MDEQ as a generator of waste materials at this landfill located near the Port of Monroe in Michigan. The Company believes that there are approximately 80 other PRPs identified at this site. The Company's records indicate that it sent some material to the landfill. A draft RI/FS for remediation work has been prepared by the owner/operator PRPs and submitted to the MDEQ for its approval. The cost of this RI/FS was approximately $280,000. In March 1994, the MDEQ demanded reimbursement from the PRPs for its past and future response costs. The MDEQ has since agreed to accept $500,000 as reimbursement for its past response costs incurred through October 1993. This settlement has been embodied in a consent decree. The owner/operators of this site and certain of the generator/transporter PRPs (including the Company) have reached an agreement regarding an interim allocation that will generate sufficient funds to satisfy the PRPs' obligations under the above-described settlement with the MDEQ. The Company's share under this interim allocation is approximately $50,000, which amount has been paid to the State. The owner/operator PRPs have advised the Company orally that the overall cost of the remedy for the site is expected to be less than $10 million; however, the Company does not have sufficient information to determine whether the $10 million estimate is accurate. Based on currently available information, the Company believes that its proportionate share of the ultimate liability at this site will be no more than 10% of the total costs.

Springfield Township Site. This is a proceeding involving a disposal site located in Springfield Township, Davisburg, Michigan in which approximately 22 PRPs have been identified. The Company received a general notice of liability with respect to this site on January 23, 1990. The Company and 11 other PRPs have entered into AOCs with the EPA for the performance of partial removal actions at the site and reimbursement of past response costs to the EPA. The Company's share of costs under the AOCs was $48,000. Additionally, in response to a demand letter from the MDEQ, the PRP steering committee and the MDEQ have negotiated an AOC pursuant to which the MDEQ will be reimbursed approximately $700,000 for its past response costs incurred through July 1993. The Company has paid its share of this settlement amount, which was approximately $11,000. The PRPs are currently negotiating with the EPA regarding the final remedial action at this site. The EPA and the PRP steering committee had originally estimated the cost to implement the final remedy at approximately $33 million and $20 million, respectively. A proposed amendment to the Record of Decision (the "ROD") has been submitted to the EPA which would allow greater post-remediation concentrations of PCBs to remain in the subsurface soil. If approved by the EPA, the cost range for implementation of the final remedy would decrease to between $3.3 million and $12.2 million. In December 1997, the Company executed a Consent Decree for the Remedial Design and Remedial Action ("RD/RA") at the site. At the same time, the Company also executed a Settlement Agreement among the PRPs pursuant to which another PRP agreed to perform the RD/RA, and the Company agreed to pay approximately $126,000 in full satisfaction of its share of the RD/RA costs. Both the Consent Decree and Settlement Agreement are contingent upon EPA's approval of the above-mentioned amendment to the ROD. The Company's commitment to perform the RD/RA work is also contingent upon execution of the Consent Decree by EPA and the other PRPs party thereto.

Rasmussen Site. The Company and nine other PRPs have entered into a Consent Decree with the EPA in connection with this disposal site located in Livingston, Michigan. The Company received a general notice of liability with respect to this site on September 27, 1988. The Company believes that there are approximately 23 PRPs at this site. A record of decision selecting the final remedial action for this site was issued by the EPA in March 1991. The PRP steering committee has estimated that remediation costs are approximately $19.7 million. Pursuant to a participation agreement among the PRPs, the Company's share of such costs is 2.25%. Therefore, the Company's share of liability is estimated to be $443,000. To date, the Company has paid approximately $275,000 of that amount.

Iron River (Dober Mine) Site. On July 15, 1994, the State of Michigan served M.
A. Hanna Company ("Hanna") with a complaint seeking response costs in the amount of approximately $365,000, natural resource damages in the amount of approximately $2 million and implementation of additional response activities related to an alleged discharge to the Iron and Brule Rivers of acid mine drainage from the Dober Mine in Iron County, Michigan. The State subsequently increased its response costs claim to approximately $487,000 and its natural resources damages claim to $4.6 million. Under the applicable statute, the State is also entitled to recover its attorneys' fees and litigation costs if it prevails. Hanna operated the Dober Mine pursuant to a management agreement with the Company. Hanna has requested that the Company defend and indemnify it and the Company has undertaken the defense of the State's claim. The Company, however, reserved the right to terminate such defense. The Company filed on behalf of Hanna an answer to the complaint denying liability at this site. On September 21, 1994 and November 9, 1994, respectively, the Company filed a third party complaint and an amended third party complaint naming a total of seven additional defendants. Additionally, on November 15, 1994, the Company negotiated a case management order with the State pursuant to which the court must rule on liability issues prior to addressing other aspects of the case. That order also stays the third party actions pending the court's decision regarding the liability issues. Subsequently, the court denied the Company's motion for summary disposition of the liability issues in the case. After some discovery, the court entered an order in November 1996 staying any further proceedings in this case while the State and the Company engage in settlement negotiations. Additionally, settlement discussions with some of the third party defendants are ongoing.

Other Sites. The Company has been notified that it may be a PRP at five other CERCLA or state superfund sites. At these sites, either (i) the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs or the required remediation activity to estimate its potential liability or (ii) the Company's liability is not expected to be material.

Former Avatex Sites

The Company is a PRP at certain other sites, primarily associated with the Company's former Weirton Steel Division, as to which the Company had the right to seek indemnification from Avatex. In connection with a redemption of the Series B Preferred Stock and other related transactions entered into with Avatex in November 1997, the Company released Avatex from its obligation to indemnify the Company for any liabilities with respect to these sites. [See the discussion under the caption "Redemption of Series B Preferred Stock and Other Related Transactions" in Item 1 "Business".] Accordingly, the Company will now be responsible for payment of any liabilities imposed on the Company in connection with these sites, without any right to indemnification from Avatex. A description of each of these sites follows:

Buckeye Site. Effective as of February 10, 1992, the Company and thirteen other PRPs entered into an AOC with the EPA to perform the remedial design at the Buckeye site located in Belmont County, Ohio. In March 1994, the Company was served with a copy of a complaint filed by Consolidation Coal Company, a former
owner and operator of the site.   Among other claims, the complaint seeks
participation from the Federal Abandoned Mine Reclamation Fund, joinder of certain public entities, one of which delivered waste to the site, and damages and indemnity from current owners of the site. One count of the complaint names the Company and nine other industrial PRPs and seeks a determination of the allocation of responsibility among the alleged industrial generators involved with the site. On June 27, 1996 the Company entered into a Settlement Agreement with Consolidation Coal Company and certain of the other industrial PRPs (collectively, the "Settling Parties") which resolved the litigation brought by Consolidation Coal Company. Under the terms of the settlement, the Company has agreed to pay 2.8 percent of the response costs associated with the site. The Settlement Agreement was contingent upon the Court's approval and entry of a Consent Decree with EPA. The Company and the Settling Parties signed the Consent Decree with EPA on June 18, 1997. Non-settling parties continue to take discovery in the Consolidation Coal Company litigation, including discovery directed to the Company. Total response costs for the Buckeye site are estimated to be approximately $35.0 million. Approximately $10.0 million of that total has already been paid by the settling PRPs, with the Company having paid approximately $200,000. The Company's share of the projected future costs is expected to be approximately $700,000, which amount is expected to be paid by the Company over the next two to three years.

Weirton Steel - Brown's Island. In January 1993, the Company was notified that the West Virginia Division of Environmental Projection ("WVDEP") had conducted an investigation on Brown's Island, Weirton, West Virginia, which was formerly owned by the Company's Weirton Steel Division and is currently owned by Weirton Steel Company ("Weirton Steel"). The WVDEP alleged that samples taken from four groundwater monitoring wells located at this site contained elevated levels of contamination. WVDEP informed Weirton Steel that additional investigation, possible groundwater and soil remediation, and on-site housecleaning were required at the site. Weirton Steel has spent approximately $210,000 to date on remediation of an emergency wastewater lagoon located on Brown's Island. The Company has reimbursed Weirton Steel for that amount pursuant to certain indemnity provisions contained in the agreements between Weirton Steel and the Company which were entered into at the time that the Company sold the assets of its former Weirton Steel Division to Weirton Steel ("Weirton Indemnification"). It is likely that Weirton Steel will seek reimbursement of any additional investigation and remediation costs involving this lagoon from the Company pursuant to the Weirton Indemnification. The Company can not yet determine whether WVDEP will require any additional investigation or remediation at the Brown's Island facility. Weirton Steel agreed to a three-year groundwater monitoring program at the facility; however, no groundwater remediation has been required to date.

Weirton Steel - EPA Order. On September 16, 1996, EPA issued a unilateral administrative order under the Resource Conservation and Recovery Act ("RCRA"), requiring Weirton Steel to undertake certain investigative activities with regard to cleanup of possible environmental contamination on Weirton Steel property. Weirton Steel has informed the Company that the Mainland Coke Plant, Brown's Island, and the Avenue H Disposal Site are likely to be included within the areas of investigation required by EPA and that Weirton Steel considers these areas to be within the scope of the Weirton Indemnification. Weirton Steel has forwarded to the Company an initial claim for reimbursement of costs which it incurred in the remediation of environmental hazards during the demolition of the Mainland Coke Plant and by-products area totaling $1.812 million. The Company is currently evaluating the documentation submitted by Weirton Steel in support of this claim. Additional costs are likely to be incurred by Weirton Steel as a result of the unilateral administrative order
under RCRA.   In that event, it is also likely that Weirton Steel will make additional claims against the Company for reimbursement pursuant to the Weirton Indemnification.

Tex-Tin Site. On or about August 12, 1996, Amoco Chemical Company ("Amoco") filed a cost recovery and contribution suit pursuant to (S)107 and (S)113(f) of CERCLA in the United States District Court for the Southern District of Texas. Amoco has been involved in investigations of the contamination at the Tex-Tin Superfund Site in Texas City, Texas, pursuant to an AOC entered into with the EPA. In its suit, Amoco alleges that the Company is one of approximately 100 defendants jointly and severally liable under (S)107 of CERCLA for Amoco's costs of those investigations and future response costs. Amoco has spent approximately $12 million pursuant to the AOC at the Tex-Tin site. The Company is unable to ascertain the extent of its liability at the Tex-Tin site at this time, although waste-in lists indicate that the Company's former Weirton Steel Division sent less than one percent of waste identified at the site.

Donner Hanna Coke Plant. The Donner Hanna coke plant consisted of six batteries of coke ovens that were used to convert coal to metallurgical grade coke. A by-product portion of the plant removed useful, resalable organic by-products from the gases produced by the coke ovens. The plant was operated from approximately 1920 to 1982, and for the majority of that time was a part of a joint venture between the Company and LTV Steel Company (or its predecessor). In 1989 and 1990, the plant was demolished. The City of Buffalo, in partnership with the City of Lackawanna, Erie County and the Erie County Industrial Development Agency, has developed a conceptual plan for redevelopment of over 1,200 acres of inactive industrial properties in South Buffalo, including the Donner Hanna coke plant. The Company, through its subsidiary, The Hanna Furnace Corporation, is participating in a voluntary effort with LTV to perform a site assessment and cleanup at Donner Hanna, with a goal of eventually transferring ownership of the property to either the City of Buffalo or a third party. Preliminary cost estimates for the voluntary site assessment and cleanup are approximately $12.0 million over a two year period. Hanna Furnace's share of these costs would be approximately $6.0 million, as a result of LTV's equal contribution to the costs of the cleanup.

Other Sites. The Company has been notified that it may be a PRP at three other CERCLA or state superfund sites as to which the Company previously had the right to seek indemnification from Avatex. At these sites, either (i) the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs or the required remediation activity to estimate its potential liability or (ii) the Company's liability is not expected to be material. As a result of the release of Avatex described above, the Company will now be responsible for payment of any liabilities imposed on the Company in connection with these sites, without any right to indemnification from Avatex.

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

Granite City Division - Alleged Air Violations. On or about March 2, 1995, the Company received Notices of Violation ("NOVs") and Findings of Violation ("FOVs") issued by the EPA covering alleged violations of various air emission requirements at the Granite City Division basic oxygen furnace shop, coke oven batteries and by-products plant. The Company has agreed to a settlement of this matter pursuant to which it would pay a civil penalty of $546,700, perform a paving program for the control of fugitive dust at a cost of approximately $2,340,000 and contribute $50,000 toward a household hazardous waste reduction program.

Great Lakes Division - Federal Clean Air Act FOV. On or about February 18, 1997, the EPA issued an FOV under the Clean Air Act alleging violations of certain monitoring and performance standards at the Company's Great Lakes Division By-Products Recovery Plant. An informal conference was held on March 20, 1997 at which the EPA requested certain information, which has since been provided by the Company. The Company believes it is currently in full compliance with all regulations cited in the FOV. The EPA has not made a demand for penalties. Some, but not all, of these violations were included within the scope of the settlement of the Great Lakes Division Multimedia Inspection referred to below.

Great Lakes Division - Multimedia Inspection. Representatives from the EPA National Enforcement Investigation Center ("NEIC") conducted a two-week, multimedia inspection of the Company's Great Lakes facility in April 1996. On September 24, 1997, the EPA filed a complaint against the Company alleging air, release reporting, hazardous waste, underground storage tank and PCB violations found during the multimedia inspection. An initial civil penalty assessment of approximately $270,000 was proposed. Following settlement negotiations, the EPA has agreed on a preliminary basis to settle this matter for a total penalty amount of $215,767, consisting of payment by the Company of a cash penalty of $53,942 and the performance by the Company of supplemental environmental projects which are valued, for settlement purposes, at $161,825.

Great Lakes Division - Opacity NOV. The EPA issued an NOV to the Company's Great Lakes Division on or about August 28,1995, alleging violations of specified opacity regulations at the Division's A blast furnace and basic oxygen furnace shop. The alleged violations set forth in the NOV were incorporated by reference into a Consent Order which the Company entered into with Wayne County dated December 15, 1996. While the EPA was not a signatory to that Consent Order, it has indicated that it will accept this settlement as a resolution of the matters covered by the NOV.

Great Lakes Division - Outfalls Proceedings. The United States Coast Guard ("USCG") has issued or proposes to issue a number of penalty assessments with respect to alleged oil discharges at certain outfalls at the Company's Great Lakes Division facility. The Company has appealed many of the USCG's determinations, has paid amounts in settlement of a few, and is engaged in settlement discussions with respect to the others. The Company believes that its aggregate exposure with respect to these proposed penalty assessments will not exceed $500,000.

The MDEQ, in April 1992, notified the Company of a potential enforcement action alleging approximately 63 exceedances of limitations at the outfall at the 80-inch hot strip mill. By letter of May 28, 1996, the

MDEQ sent the Company a draft consent order to address compliance issues at the 80-inch hot strip mill. Subsequently, on June 17, 1996, representatives of the Company, the MDEQ and the USCG met to discuss settlement. At that meeting, the Company presented evidence that no further control equipment is necessary at the 80-inch hot strip mill. Additionally, at that meeting, the MDEQ made an initial penalty demand of $350,000. The MDEQ has since provided the Company with a revised draft AOC which included, among other things, a proposed $200,000 civil penalty and a demand for $16,664 to cover MDEQ costs. The parties are currently engaged in discussions concerning what the triggering events would be for the mandatory implementation of enhanced controls to address future oil discharges should they occur.

On February 5, 1997, the State of Michigan filed a complaint in state court against the Company's Great Lakes Division, alleging approximately 75 violations of limitations contained in two National Pollutant Discharge Elimination System ("NPDES") water discharge permits covering the Zug Island and main plant facilities. The parties have executed a Consent Decree pursuant to which the Company paid $45,000 in settlement of all reported violations through October 1997 for the two facilities.

Great Lakes Division - Wayne County Air Pollution Control Department Proceeding. During 1997, the Wayne County Air Quality Management Division ("Wayne County") issued a total of 28 NOVs to the Company's Great Lakes Division. Wayne County made an initial demand for penalties in the amount of $1,542,000, and the Company made a counteroffer of $200,000. Wayne County subsequently reduced its penalty demand to $950,000. Settlement discussions are ongoing.

Great Lakes Division - Particulate Standards NOV. On March 9, 1998, the Company's Great Lakes Division received an NOV from the EPA which alleged eight days on which the particulate standards at the No. 2 Basic Oxygen Furnace Shop and the D-4 Blast Furnace Casthouse were exceeded. Six of the days on which exceedances allegedly occurred are covered by the Wayne County NOVs described immediately above. EPA has provided an opportunity for a conference to discuss this NOV, and the Company intends to request such a conference.

National Mines Corporation - Isabella Mine. National Mines Corporation ("NMC"), a wholly-owned subsidiary of the Company, previously owned and operated a coal mine and coal refuse disposal area in Pennsylvania commonly known as the Isabella Mine. The area covered under NMC's mining permit was approximately 140 acres. A reclamation bond in the amount of $1,200,000 was held by the Pennsylvania Department of Environmental Protection ("DEP") for that area. NMC subsequently ceased coal refuse disposal and mining operations at the site and reclaimed the disposal areas. In June 1993, NMC sold the Isabella property to Global Coal Recovery, Inc. ("Global"), a coal refuse reprocessor. Global applied for and received a new mining permit from DEP for a total area of about 375 acres, including acreage previously covered under NMC's permit. As part of the terms of sale, NMC agreed to allow Global to use NMC's $1,200,000 reclamation bond as security to obtain the new permit from the DEP. Global was obligated to repay NMC the $1,200,000. Global assumed all environmental liability associated with the Isabella Mine as part of the transaction.

Subsequent to the sale of the Isabella Mine to Global, Global extracted coal from a refuse pile at the mine, and in doing so, disturbed reclamation work NMC had previously performed. Global was ultimately unable to operate the Isabella Mine at a profit and subsequently defaulted on its agreements with NMC. Global and its contractors abandoned the site in October 1995. The DEP subsequently took enforcement actions against Global and its contractors for unabated discharges of mine drainage as well as other violations associated with reclamation obligations at the Isabella site. The enforcement actions were unsuccessful in eliminating the environmental violations at the site. On August 13, 1996, the DEP revoked the mining permit for the Isabella Mine held by Global. Additionally, on November 1, 1996, the DEP issued a notice of forfeiture with respect to the $1,200,000 reclamation bond posted by NMC. NMC has appealed this forfeiture to the Environmental Hearing Board. NMC has presented DEP with a plan pursuant to which NMC would perform reclamation of the site, in lieu of the forfeiture of the bond. Negotiations are ongoing.

Granite City Division - IEPA Violation Notice. On October 18, 1996, the IEPA issued a Violation Notice alleging (1) releases to the environment between 1990 and 1996; (2) violations of solid waste requirements; and (3) violations of the NPDES water permit limitations, at the Company's Granite City Division. No demand or proposal for penalties or other sanctions was contained in the Notice; however, the Notice does contain a recommendation by IEPA that the Company conduct an investigation of these releases and, if necessary, remediate any contamination discovered during that investigation. The Company responded to the Notice on December 4, 1996. Discussions with IEPA are ongoing.

Granite City Division - IEPA NOV - Beaching of Iron. On or about April 24, 1997, the Company's Granite City Division received an NOV from the IEPA in which it is alleged that the Company poured molten iron into a "beaching pit" at least 34 times in 1996, allegedly in violation of various state air pollution requirements related to particulate matter emissions and permitting. The Company has responded to the NOV by agreeing to minimize the beaching of iron and requesting a modification to its blast furnace operating permits that would recognize beaching as a malfunction under certain circumstances.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

Executive Officers of the Registrant

The following sets forth certain information with respect to the executive officers of the Company. Executive officers are elected by the Board of Directors of the Company, generally at the first meeting of the Board after each annual meeting of stockholders. Officers of the Company serve at the discretion of the Board of Directors and are subject to removal at any time.

Osamu Sawaragi, Chairman of the Board and Chief Executive Officer. Mr. Sawaragi, age 69, has been a Director of the Company since June 1990 and was elected Chairman in 1994. In August 1996, Mr. Sawaragi was appointed to the position of Chief Executive Officer. Prior thereto he was employed by NKK as a Director beginning in 1984, Managing Director in 1986, Senior Managing Director in 1989, Executive Vice President from 1990 to 1994 and Senior Counsel from 1994 to 1996.

John A. Maczuzak, President and Chief Operating Officer. Mr. Maczuzak, age 56, joined the Company as Vice President and General Manager - Granite City Division in May 1996. He was appointed Executive Vice President and Acting Chief Operating Officer in August 1996. On December 10, 1996, Mr. Maczuzak was appointed to his present position. Mr. Maczuzak was formerly employed by ProTec Coating Company as General Manager and USS/Kobe Steel Company as Vice President of Operations and has more than 31 years of broad based experience in the steel industry.

Bernard D. Henely, Senior Vice President and General Counsel. Mr. Henely, age 53, joined the Company as Vice President and General Counsel in September 1995. He was appointed to his present position in February 1996. Mr. Henely was formerly employed by Clark Equipment Company for over twenty-five years, where he served as Vice President and General Counsel from 1984 to 1995.

George D. Lukes, Jr., Senior Vice President - Quality Assurance, Technology and Production Planning. Mr. Lukes, age 52, joined the Company in June 1994 to fill the newly created position of Vice President-Quality Assurance and Customer Satisfaction. He was appointed to his present position in February 1996. Mr. Lukes had previously been employed by U.S. Steel since 1968. He served in a succession of process, product and administrative metallurgical posts before being appointed Manager-Quality Assurance at U.S. Steel's Fairless Works in 1983.

David A. Pryzbylski, Senior Vice President - Administration and Secretary. Mr. Pryzbylski, age 48, joined the Company in June 1994 as Vice President-Human Resources and Secretary. He was appointed to his present position in February 1996. Mr. Pryzbylski had previously been employed by U.S. Steel since 1979. He held a number of management positions at steel and mining operations, serving since 1987 as Senior Human Resource Manager at its Gary Works facility.

David L. Peterson, Group Vice President - Regional Operations. Mr. Peterson, age 48, joined the Company in June 1994 as Vice President and General Manager - Great Lakes Division. In January 1997 he was appointed to the position of Group Vice President - Regional Operations which includes the Great Lakes and the
Midwest Divisions.   Mr. Peterson had formerly been employed by U.S. Steel since
1971.

He was promoted to the plant manager level at U.S. Steel in 1988 and directed all operating functions from cokemaking to sheet and tin products. In 1988 he was named Plant Manager - Primary Operations at U.S. Steel's Gary Works facility.

Robert G. Pheanis, Vice President and General Manager - Midwest Division. Mr. Pheanis, age 64, joined the Company in June 1994 as Vice President and General Manager - Midwest Division. Mr. Pheanis formerly served in various management positions at U.S. Steel at the Gary Works facility for 35 years and in 1992 was named its Plant Manager - Finishing Operations, with responsibility for its total hot rolled, sheet and tin operations.

James H. Squires, Vice President and General Manager - Granite City Division. Mr. Squires, age 59, began his career with the Company in 1956 as a laborer in the blast furnace area and went on to hold numerous positions as an hourly worker. In 1964, he accepted a salaried position and advanced through the operating organization. In October 1996, Mr. Squires was appointed to his current position.

Joseph R. Dudak, Vice President, Strategic Sourcing. Mr. Dudak, age 50, began his career with the Company as an engineer at the Midwest Division in 1970. In 1973, he moved to the Granite City Division and served as Superintendent of Energy Management & Utilities from 1977 until moving to corporate headquarters in 1981. He served as Director of Energy & Environmental Affairs from 1981 to 1994, when he was appointed to his present position.

Carole J. Corey, Vice President, Marketing and Sales. Ms. Corey, age 55, joined the Company as General Manger - Sheet Sales in June 1996. She was appointed to her present position in March 1997. Prior to joining the Company, she held numerous senior marketing and sales positions with U.S. Steel, serving as General Manager Tin Mill Products from January 1993 to March 1996.

William E. McDonough, Treasurer. Mr. McDonough, age 39, began his career with the Company in 1985 in the Financial Department. He has held various positions of increasing responsibility including Assistant Treasurer and Manager, Treasury Operations and was promoted to Treasurer in December 1995.

                                    PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The information required by this item is included on page 50 of the Company's Annual Report to the Shareholders for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

ITEM  6.  SELECTED FINANCIAL DATA

The information required by this item is included on page 17 of the Company's Annual Report to the Shareholders for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included on pages 18 through 26 of the Company's Annual Report to the Shareholders for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included on pages 27 through 49 of the Company's Annual Report to the Shareholders for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from the section captioned "Executive Officers" in Part I of this report and from the sections captioned "Information Concerning Nominees for Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the sections captioned "Executive Compensation", "Summary Compensation Table", "Stock Option/SAR Tables", "Option/SAR Grants in 1997", "Aggregated Option/SAR Exercises in 1997 and December 31, 1997 Option/SAR Values", "Pension Plans", "Pension Plan Table", "Employment Contracts" and "Compensation of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the sections captioned "Security Ownership of Directors and Management" and "Additional Information Relating to Voting Securities" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section captioned "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

                                    PART IV

ITEMS 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

The following is an index of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference.

     (1) Financial Statements

     NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                                                                                            Page
                                                                                            ----
     Consolidated Statements of Income for the years ended December 31, 1997, 1996
     and 1995 ..........................................................................      *

     Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996 .........      *

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996
     and 1995 ..........................................................................      *

     Consolidated Statements of Shareholders' Equity and Redeemable Preferred Stock -
     Series B for the years ended December 31, 1997, 1996 and 1995 .....................      *

     Notes to Consolidated Financial Statements (Including Quarterly Financial Data) ...      *

     (2) Consolidated Financial Statement Schedule

The following consolidated financial statement schedule of National Steel Corporation and Subsidiaries is filed as a part of this Report:

     Schedule II -- Valuation and Qualifying Accounts and Reserves, years ended
     December 31, 1997, 1996 and 1995 ..................................................    F-1

*Incorporated in Item 8 of this Report by reference from pages 27 to 49 inclusive, of the Company's 1997 Annual Report to Stockholders, which pages are filed with this Report as Exhibit 13. With the exception of those pages, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item. The Schedule listed above should be read in conjunction with the consolidated financial statements in such 1997 Annual Report to Stockholders.

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

     (3) Exhibits

See the attached Exhibit Index. Items 10-S through 10-FF are management contracts or compensatory plans or arrangements.

(b)  Reports on Form 8-K:

During the quarter ended December 31, 1997, the Company filed the following reports on Form 8-K:

          (i) The Company filed a Form 8-K dated December 1, 1997, reporting on
          Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

          (ii) The Company filed a Form 8-K dated December 18, 1997, reporting on Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

          (iii) The Company filed a Form 8-K dated December 22, 1997, reporting on Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

          (iv) The Company filed a Form 8-K dated December 30, 1997, reporting on Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mishawaka, State of Indiana, on March 23, 1997.


                                       NATIONAL STEEL CORPORATION

                                       By: /s/ John A. Maczuzak
                                          ------------------------------
                                               John A. Maczuzak
                                           President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 23, 1998.

         Name                               Title
         ----                               -----

  /s/ Osamu Sawaragi         Director; Chairman of the Board and
  ------------------------       Chief Executive Officer
      Osamu Sawaragi


  /s/ Charles A. Bowsher     Director
  ------------------------
      Charles A. Bowsher


  /s/ Frank J. Lucchino      Director
  ------------------------
      Frank J. Lucchino


  /s/ Bruce K. MacLaury      Director
  ------------------------
      Bruce K. MacLaury


  /s/ Yoshinosuke Noma       Director
  ------------------------
      Yoshinosuke Noma


  /s/ Yoshiharu Onuma        Director
  ------------------------
      Yoshiharu Onuma


  /s/ Keiichiro Sakata       Director
  ------------------------
      Keiichiro Sakata


  /s/ Mineo Shimura          Director
  ------------------------
      Mineo Shimura


  /s/ Michael D. Gibbons     Acting Chief Financial Officer
  ------------------------
      Michael D. Gibbons

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)


            COLUMN A                  COLUMN B                  COLUMN C                  COLUMN D       COLUMN E
            --------                  --------   ------------------------------------     --------       --------
                                                               ADDITIONS
                                                 ------------------------------------
                                      Balance at                         Charged to
                                      Beginning       Charged to      Other Accounts -   Deductions -    Balance at
Description                           of Period   Costs and Expense       Describe         Describe     End of Period
-----------                           ----------  ------------------  ----------------   -------------  -------------
Year Ended December 31, 1997
------------------------------------
RESERVES DEDUCTED FROM ASSETS
 Allowances and discounts on trade
  notes and accounts receivable        $ 19,320       $29,363 (1)         $     --          $31,039 (3)    $ 17,644
 Valuation allowance on deferred
  tax assets                            106,200            --              (22,900) (2)          --          83,300

Year Ended December 31, 1996
----------------------------

RESERVES DEDUCTED FROM ASSETS
 Allowances and discounts on trade
  notes and accounts receivable        $ 19,986       $21,560 (1)         $     --          $22,226 (3)    $ 19,320
 Valuation allowance on deferred
  tax assets                            135,600            --              (29,400) (2)          --         106,200

Year Ended December 31, 1995
----------------------------

RESERVES DEDUCTED FROM ASSETS
 Allowances and discounts on trade
  notes and accounts receivable         $ 15,185      $21,046 (1)         $     --          $16,245 (3)    $ 19,986
 Valuation allowance on deferred
  tax assets                             189,500           --              (53,900) (2)          --         135,600




NOTE 1 - Provision for doubtful accounts of $963, $748 and $4,854 for 1997, 1996 and 1995, respectively and other charges consisting primarily of claims for pricing adjustments and discounts allowed.
NOTE 2 -  Represents the increase or (decrease) in the net deferred tax asset.
NOTE 3 - Doubtful accounts charged off, net of recoveries, claims and discounts allowed and reclassification to other assets.

                                 EXHIBIT INDEX


Except for those exhibits which are incorporated by reference, as indicated below, all exhibits are being filed along with this Form 10-K.

Exhibit
Number                       Exhibit Description
-------                      -------------------
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

  2-D       Amendment to Stock Purchase and Recapitalization Agreement by and among, National Intergroup,
            Inc., NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and the Company, dated
            July 31, 1991.

  2-E       Stock Purchase Agreement dated as of January 31, 1997 among the Company, North Limited, NS
            Holdings Corporation, Bethlehem Steel Corporation and Bethlehem Steel International Corporation
            filed as Exhibit 2-A to the quarterly report of the Company on Form 10-Q for the quarter ended
            June 30, 1997, is incorporated herein by reference.

  2-F       Asset Purchase Agreement dated as of June 6, 1997 between EES Coke Battery Company, Inc. and the
            Company, filed as Exhibit 2.1 to the Report on Form 8-K of the Company dated June 12, 1997, is incorporated herein by reference.

  2-G       Coal Inventory Purchase Agreement dated as of June 6, 1997 between DTE Coal Services, Inc. and the Company, filed as Exhibit 2.2 to the Report on Form 8-K of the Company dated June 12, 1997, is incorporated herein by reference.

  3-A       The Sixth Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the
            Company's Registration Statement on Form S-1, Registration No. 33-57952, is incorporated herein by reference.

  3-B       Form of Amended and Restated By-laws of the Company filed as Exhibit 3-B to the annual report of the Company on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

  4-A       NSC Stock Transfer Agreement between National Intergroup, Inc., the Company, NKK Corporation and
            NII Capital Corporation dated December 24, 1985, filed as Exhibit 4-A to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  4-B       The Company is a party to certain long term debt agreements where the amount involved does not exceed 10% of the Company's total assets.  The Company agrees to furnish a copy of any such agreement to the Commission upon request.

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

 10-F       Purchase and Sale Agreement, dated as of May 16, 1994 between the Company and National Steel
            Funding Corporation, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q/A for the quarter ended March 31, 1994, is incorporated herein by reference.

 10-G       Form of Indemnification Agreement filed as Exhibit 10-R to the Annual Report of the Company on
            Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

 10-H       Shareholders' Agreement, dated as of September 18, 1990, among DNN Galvanizing Corporation,
            904153 Ontario Inc., National Ontario Corporation and Galvatek America Corporation, filed as
            Exhibit 10.27 to the Company's Registration Statement on Form S-1, Registration No. 33-57952, is
            incorporated herein by reference.

 10-I       Partnership Agreement, dated as of September 18, 1990, among Dofasco, Inc., National Ontario II,
            Limited, Galvatek Ontario Corporation and DNN Galvanizing Corporation, filed as Exhibit 10.28 to the Company's Registration Statement on Form S-1, Registration No. 33-57952, is incorporated herein by reference.

 10-J       Amendment No. 1 to the Partnership Agreement, dated as of September 18, 1990, among Dofasco,
            Inc., National Ontario II, Limited, Galvatek Ontario Corporation and DNN Galvanizing
            Corporation, filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1,
            Registration No. 33-57952, is incorporated herein by reference.

 10-K       Agreement, dated as of May 19, 1993, among the Company and NKK Capital of America, Inc., filed as Exhibit 10-FF to the annual report of the Company on Form 10-K for the year ended December
            31, 1993, is incorporated herein by reference.

 10-L       Receivables Purchase Agreement, dated as of March 16, 1994, between the Company and National
            Steel Funding Corporation, filed as exhibit 10-A to the quarterly report of the Company on Form
            10-Q/A for the quarter ended June 30, 1994, is incorporated herein by reference.

 10-M       Amendment Number One to the Receivables Purchase Agreement, dated as of May 31, 1995, between the Company and National Steel Funding Corporation, filed as exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.

 10-N       Amendment No. 2 and Consent to the Receivables Purchase Agreement, dated as of July 18, 1996, among the Company, National Steel Funding Corporation and Morgan Guaranty Trust Company of New
            York, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

 10-O       Agreement for the Transfer of Employees by and between NKK Corporation and the Company, dated as of May 1, 1995, filed as Exhibit 10-CC to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

 10-P       Amendment No. 1 to Agreement for the Transfer of Employees by and between the Company and NKK
            Corporation filed as Exhibit 10-NN to the annual report of the Company on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

 10-Q       Amendment No. 2 to Agreement for the Transfer of Employees by and between the Company and NKK
            Corporation.

 10-R       Agreement dated as of November 25, 1997 among Avatex Corporation, National Steel Corporation,
            NKK Corporation and NKK U.S.A. Corporation

 10-S       1993 National Steel Corporation Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company's
            Registration Statement on Form S-1, Registration No. 33-57952, is incorporated herein by reference.

 10-T       1993 National Steel Corporation Non-Employee Directors' Stock Option Plan, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-57952, is incorporated herein by reference.

 10-U       Amendment Number One to the 1993 National Steel Corporation Non-Employee Directors' Stock Option
            Plan, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

 10-V       Amendment Number Two to the 1993 National Steel Corporation Non-Employee Directors' Stock Option
            Plan

 10-W       National Steel Corporation Management Incentive Compensation Plan dated January 30, 1989, filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-57952,
            is incorporated herein by reference.

 10-X       Employment contract dated April 30, 1996 between National Steel Corporation and Bernard D.
            Henely, filed as Exhibit 10-B to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

 10-Y       Employment contract dated April 30, 1996 between National Steel Corporation and George D. Lukes, filed as Exhibit 10-C to the quarterly report of the Company on Form 10-Q for the quarter ended
            June 30, 1996, is incorporated herein by reference.

 10-Z       Supplement to Employment contract dated July 30, 1996 between National Steel Corporation and
            George D. Lukes, filed as Exhibit 10-B to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

 10-AA      Employment contract dated April 30, 1996 between National Steel Corporation and David L.
            Peterson, filed as Exhibit 10-D to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

 10-BB      Supplement to Employment contract dated July 30, 1996 between National Steel Corporation and
            David L. Peterson, filed as Exhibit 10-C to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

 10-CC      Amended and Restated Employment Agreement dated as of February 1, 1998 between National Steel
            Corporation and Robert G. Pheanis.

 10-DD      Employment contract dated April 30, 1996 between National Steel Corporation and David A.
            Pryzbylski, filed as Exhibit 10-F to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

 10-EE      Employment contract dated May 1, 1996 between National Steel Corporation and John A. Maczuzak, filed as Exhibit 10-G to the quarterly report of the Company on Form 10-Q for the quarter ended
            June 30, 1996, is incorporated herein by reference.

 10-FF      Employment contract dated December 11, 1996 between National Steel Corporation and Osamu
            Sawaragi filed as Exhibit 10-MM to the annual report of the Company on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

 13        Portions of the Company's 1997 Annual Report to Stockholders which are incorporated by reference into this Form 10-K.

 21        List of Subsidiaries of the Company.

 23        Consent of Independent Auditors.

 27        Financial Data Schedule.