Form 10-Q
period 1998-03-31
NATIONAL STEEL CORP
filed 1998-05-15
CIK 70578

                                                                       1998
                                                                   FIRST QUARTER



                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____
                                         -

As of April 30, 1998, there were 22,100,000 shares of Registrant's Class A Common Stock, $.01 par value, and 21,188,240 shares of Registrant's Class B Common Stock, $.01 par value, outstanding.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                         PAGE
                                                                        ----
     Consolidated Statements of Income -
       Three Months Ended March 31, 1998 and 1997                          3

     Consolidated Balance Sheets -
       March 31, 1998 and December 31, 1997                                4

     Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 1998 and 1997                          5

     Consolidated Statements of Changes in
       Stockholders' Equity and Redeemable
       Preferred Stock-Series B -
         Three Months Ended March 31, 1998 and
         Year Ended December 31, 1997                                      6

     Notes to Consolidated Financial Statements                            7

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       9

PART II.  OTHER INFORMATION

     Legal Proceedings                                                    14

     Exhibits and Reports on Form 8-K                                     14

ITEM 1.   FINANCIAL INFORMATION

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)


                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                             1998          1997
                                                           ---------     --------
NET SALES                                                   $708,429      $757,618

Cost of products sold                                        637,427       653,204
Selling, general and administrative expense                   38,037        32,444
Depreciation                                                  31,080        35,151
Equity (income) loss of affiliates                                82           (94)
                                                            --------      --------
INCOME FROM OPERATIONS                                         1,803        36,913

Financing Costs:
  Interest and other financial income                         (5,443)       (1,715)
  Interest and other financial expense                         6,226         9,889
                                                            --------      --------
                                                                 783         8,174
                                                            --------      --------
INCOME BEFORE INCOME TAXES                                     1,020        28,739

Income tax provision (credit)                                 (4,928)        2,074
                                                            --------      --------
NET INCOME                                                     5,948        26,665
Less preferred stock dividends                                   ---         2,741
                                                            --------      --------

NET INCOME APPLICABLE TO COMMON STOCK                       $  5,948      $ 23,924
                                                            ========      ========

BASIC EARNINGS PER SHARE:
 NET INCOME APPLICABLE TO COMMON STOCK                      $    .14          $.55
                                                            ========      ========

Weighted average shares outstanding (in thousands)            43,288        43,288

DILUTED EARNINGS PER SHARE:
 NET INCOME APPLICABLE TO COMMON STOCK                      $    .14          $.55
                                                            ========      ========

Weighted average shares outstanding (in thousands)            43,325        43,306

 Dividends paid per Common Share                            $    .07      $  --
                                                            ========      ========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                     MARCH 31,       December 31,
                                                       1998             1997
                                                    -----------     ------------
ASSETS

Current assets
  Cash and cash equivalents                         $  291,930      $  312,642
  Investments                                             ----          25,000
  Receivables - net                                    269,727         284,306
  Inventories - net:
   Finished and semi-finished products                 277,158         261,648
   Raw materials and supplies                          109,882         112,554
                                                    ----------      ----------
                                                       387,040         374,202
   Deferred tax assets                                   8,597           8,597
                                                    ----------      ----------
     Total current assets                              957,294       1,004,747

Investments in affiliated companies                     14,523          15,709

Property, plant and equipment                        3,408,133       3,378,131
  Less accumulated depreciation                      2,172,897       2,149,107
                                                    ----------      ----------
                                                     1,235,236       1,229,024
Other assets                                           214,747         203,979
                                                    ----------      ----------
     TOTAL ASSETS                                   $2,421,800      $2,453,459
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                  $  265,169      $  246,085
  Accrued liabilities                                  311,849         359,749
  Current portion of long-term debt                     30,921          31,533
                                                    ----------      ----------
     Total current liabilities                         607,939         637,367

Long-term debt                                         304,224         310,976
Other long-term liabilities                            669,741         668,138

Stockholders' equity
  Common Stock - par value $.01:
   Class A - authorized 30,000,000 shares, is
    and outstanding 22,100,000                             221             221
   Class B - authorized 65,000,000 shares; is
    and outstanding 21,188,240                             212             212
Additional paid-in-capital                             491,835         491,835
Retained earnings                                      348,794         345,876
Accumulated other comprehensive income:
  Minimum pension liability                             (1,166)         (1,166)
                                                    ----------      ----------
     Total stockholders' equity                        839,896         836,978
                                                    ----------      ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $2,421,800      $2,453,459
                                                    ==========      ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                                                   THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                              1998                 1997
                                                                         -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                 $  5,948              $ 26,665
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                                               31,080                35,151
   Carrying charges related to facility sales
     and plant closings                                                        1,343                 5,179
   Equity (income) loss of affiliates                                             82                   (94)
   Dividends from affiliates                                                   1,800                 6,808
   Postretirement benefits                                                     7,323                10,039
   Deferred income taxes                                                      (5,400)               (5,400)
 Changes in working capital items:
   Investments                                                                25,000                    --
   Receivables                                                                14,579               (10,878)
   Inventories                                                               (12,838)               24,405
   Accounts payable                                                           19,084               (12,062)
   Accrued liabilities                                                       (47,900)               11,419
 Other                                                                       (13,118)                 (833)
                                                                         -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     26,983                90,399

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment (net)                          (37,301)              (42,975)
                                                                         -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                        (37,301)              (42,975)

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt repayment                                                            (14,564)              (15,613)
   Borrowings                                                                  7,200                    --
   Dividend payments on common stock                                          (3,030)                   --
   Payment of released Weirton benefit liabilities                                --                (2,806)
   Dividend payments on Preferred Stock-Series A                                  --                (1,014)
   Dividend payments on Preferred Stock-Series B                                  --                  (210)
   Payment of unreleased Weirton liabilities and
     their release in lieu of cash dividends on
     Preferred Stock-Series B                                                     --                (1,819)
                                                                         -----------           -----------
NET CASH USED IN FINANCING ACTIVITIES                                        (10,394)              (21,462)
                                                                         -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (20,712)               25,962
Cash and cash equivalents at the beginning of the period                     312,642               109,041
                                                                         -----------           -----------
Cash and cash equivalents at the end of the period                          $291,930              $135,003
                                                                         ===========           ===========

See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   AND REDEEMABLE PREFERRED STOCK - SERIES B
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                             ACCUMULATED
                                                  COMMON   COMMON   PREFERRED   ADDITIONAL   OTHER
                                                  STOCK -  STOCK -   STOCK -     PAID-IN     COMPREHENSIVE        RETAINED
                                                  CLASS A  CLASS B   SERIES A    CAPITAL     INCOME               EARNINGS
                                                  -------  -------  ----------  ----------   -----------------    ---------
BALANCE AT JANUARY 1, 1997                           $221     $212   $ 36,650     $465,359              $ (505)    $142,625

Comprehensive Income:

   Net income                                                                                                       213,503
   Other comprehensive income:
      Minimum pension liability                                                                           (661)
Comprehensive income

Amortization of excess of book value
   over redemption value of Redeemable
   Preferred Stock - Series B                                                                                         1,354
Cumulative dividends on Preferred
   Stock - Series A and B                                                                                           (11,606)
Redemption of Preferred Stock - Series A                              (36,650)
Redemption of Redeemable Preferred
   Stock - Series B and related settlement
   with Avatex                                                                      26,476
                                                  -------  -------  ----------  ----------   -----------------    ----------

BALANCE AT DECEMBER 31, 1997                          221      212        ---      491,835              (1,166)     345,876

Net income and comprehensive income                                                                                   5,948

Dividends paid                                                                                                       (3,030)
                                                  -------  -------  ----------  ----------   -----------------    ----------

BALANCE AT MARCH 31, 1998                            $221     $212  $     ---     $491,835             $(1,166)    $348,794
                                                  =======  =======  ==========  ==========   =================    ==========
                                                    TOTAL          REDEEMABLE
                                                    STOCKHOLDERS'  PREFERRED STOCK -
                                                    Equity         Series B
                                                    -------------  -----------------
BALANCE AT JANUARY 1, 1997                               $644,562           $ 63,530

Comprehensive Income:

   Net income                                             213,503
   Other comprehensive income:
      Minimum pension liability                              (661)
                                                    -------------  -----------------
Comprehensive income                                      212,842
                                                    -------------  -----------------

Amortization of excess of book value
   over redemption value of Redeemable
   Preferred Stock - Series B                               1,354             (1,354)
Cumulative dividends on Preferred
   Stock - Series A and B                                 (11,606)
Redemption of Preferred Stock - Series A                  (36,650)
Redemption of Redeemable Preferred
   Stock - Series B and related settlement
   with Avatex                                             26,476            (62,176)
                                                         --------  -----------------

BALANCE AT DECEMBER 31, 1997                              836,978                ---

Net income and comprehensive income                         5,948

Dividends paid                                             (3,030)
                                                    -------------  -----------------

BALANCE AT MARCH 31, 1998                                $839,896  $             ---
                                                    =============  =================

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature. The financial results presented for the three month period ended March 31, 1998 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") contains additional information and should be read in conjunction with this report.

Certain items in prior years have been reclassified to conform with the current year presentation.


NOTE 2 - AUDIT COMMITTEE INQUIRY AND SECURITIES AND EXCHANGE COMMISSION INQUIRY

In the third quarter of 1997, the Audit Committee of the Company's Board of Directors was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, inquired into these matters. The Company, based upon the inquiry, restated its financial statements for certain prior periods. On January 29, 1998, the Company filed a Form 10-K/A for 1996 and Forms 10-Q/A for the first, second and third quarters of 1997 reflecting the restatements. See these Forms for information about the restatement, the report of legal counsel to the Audit Committee and the recommendations, approved by the Board of Directors, to improve the Company's system of internal controls contained in the aforementioned report.

The Securities and Exchange Commission (the "Commission") has authorized an investigation pursuant to a formal order of investigation relating to the matters described above. The Company has been cooperating with the staff of the Commission and intends to continue to do so.

NOTE 3 - ACCOUNTING CHANGES

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Consequently, the Company has reported its changes in minimum pension liabilities, as required by SFAS 130, as comprehensive income in the appropriate financial statements presented herein.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

Effective January 1, 1998, the Company has adopted SOP 98-1, however, there were no costs that were capitalized in the first quarter of 1998.

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

The Company has also recorded the reclamation and other costs to restore its coal mines at its shutdown locations to their original and natural state, as required by various federal and state mining statutes.

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. The outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period. The Company has recorded an aggregate environmental liability of approximately $18.4 million and $18.7 million at March 31, 1998 and December 31, 1997, respectively.

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


NOTE 5 - EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the period plus dilutive stock options which are determined through the application of the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

Net Sales
---------

Net sales for the first quarter of 1998 totaled $708.4 million, a 6.5% decrease compared to net sales of $757.6 million during the corresponding 1997 period. Tons shipped in the first quarter of 1998 were 1,419,000 compared to 1,521,000 in the first quarter of 1997. The 102,000 ton decrease in shipments, which was primarily caused by the "A" blast furnace reline at the Company's Great Lakes Division, resulted in approximately $50.0 million of the decrease in sales in 1998 compared to 1997. Also contributing to the sales decrease was a $7 per ton decrease in selling price, which reduced sales by approximately $11.0 million and a $5.0 million decrease due to market and customer mix, when compared to the first quarter of 1997. Product mix improvements amounting to $15.0 million offset the decreases described above along with increases in non-steel sales of approximately $2.0 million.

Gross Margin (net sales less cost of products sold and depreciation)
-------------
Gross margin in the first quarter of 1998 was $39.9 million, or 5.6% of net sales, compared to gross margin of $69.3 million, or 9.1% of net sales, during the corresponding 1997 period. The decrease in gross margin in the first quarter of 1998 is primarily the result of lower net sales due to lower shipments, lower selling prices and mix as described in the net sales discussion above. Costs were higher in the first quarter of 1998 as compared to a year earlier due to a planned reline of the Company's "A" blast furnace at its Great Lakes Division. Consequently, raw steel production was 1,573,000 tons during the first quarter of 1998, which represents a 3.7% decrease compared to the 1,634,000 tons produced during the same 1997 period.

In addition to the impact of lost production volume and higher maintenance costs associated with the reline, the effects of a late winter storm that affected the Company's Midwest Division and an unplanned outage at the National Steel Pellet Company also impacted production costs. The effect of all these above mentioned items reduced gross margins by approximately $16.0 million, and were primarily confined to the first quarter, except for the blast furnace reline which will also impact the second quarter as it resumed production at the end of April. These impacts were partially offset by improved operating unit yield performances and lower raw material costs, as well as lower depreciation expense, as a result of the sale of the Great Lakes Division No. 5 coke battery, and lower costs due to the result of the settlement with Avatex Corporation, both of which occurred after the first quarter of 1997 and amounted to approximately $9.0 million. In addition, outside steel purchases were lower by $5.0 million compared to 1997 and an insurance settlement of $1.7 million was realized in the first quarter of 1998.

Selling, General and Administrative Expense
-------------------------------------------

Selling, general and administrative expense in the first quarter of 1998 was $38.0 million, or 5.4% of net sales, compared to $32.4 million, or 5.0% of net sales in the corresponding 1997 period. This $5.6 million increase is a result of the recognition of expense associated with stock appreciation rights and increases in professional services costs offset slightly by lower information systems costs.

Net Financing Costs
-------------------

Net financing costs of $0.8 million for the three months ended March 31, 1998 represent a $ 7.4 million decrease compared to the same 1997 period. This improvement is partially attributable to a $3.7 million increase in interest income on short term investments. Additionally, lower interest expense of $3.7 million resulted from lower average debt levels.

Income Taxes
------------

The Company recorded current taxes payable of $0.5 million and $7.4 million in the first quarter of 1998 and 1997, respectively. The Company also recorded a deferred tax benefit of $5.4 million in the first quarters of both 1998 and 1997. The Company's effective tax rate is lower than the combined federal and state statutory rates primarily because of continued utilization of available federal and state net operating loss carryforwards and the recognition of additional deferred tax benefits.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

The Company's liquidity needs arise primarily from capital investments, working capital requirements, pension funding requirements, principal and interest payments on its indebtedness and common stock dividend payments. The Company has satisfied these liquidity needs with funds provided by long term borrowings and cash provided by operations. Additional sources of liquidity consist of a Receivables Purchase Agreement (the "Receivables Purchase Agreement") with commitments of up to $200.0 million and an expiration date of September 2002 and both a $100.0 million and a $50.0 million credit facility, both of which are secured by the Company's inventories (the "Inventory Facilities") and expire in May 2000 and July 1999, respectively.

The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facilities and other debt instruments. On March 31, 1998, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facilities, and outstanding letters of credit under the Receivables Purchase Agreement totaled $91.0 million. During the first quarter of 1998, the maximum availability under the Receivables Purchase Agreement, after reduction of letters of credit outstanding, varied from $76.3 million to $109.0 million and was $106.4 million as of March 31, 1998.

At March 31, 1998, total debt as a percentage of total capitalization decreased to 28.5% as compared to 29.0% at December 31, 1997. Cash and cash equivalents totaled $291.9 million at March 31, 1998 as compared to $312.6 million at December 31, 1997.

The Company is continuing to evaluate other possible uses of the proceeds of the sale of non-core assets, including additional pension and Voluntary Employees' Beneficiary Association ("VEBA Trust") funding, additional debt retirements and additional strategic investment opportunities.

Cash Flows from Operating Activities
------------------------------------

For the quarter ended March 31, 1998, cash provided from operating activities amounted to $27.0 million, which is primarily attributable to the impact of noncash charges for depreciation and postretirement benefits along with net income of $5.9 million.

Cash Flows from Investing Activities
------------------------------------

Capital investments for the quarters ended March 31, 1998 and 1997 amounted to $37.3 million and $43.0 million, respectively. The 1998 spending is mainly attributable to the on-going construction of the new coating line at the Midwest Division and repairs to the Great Lakes Division "A" blast furnace. The 1997 spending was primarily for the 72 inch continuous galvanizing line upgrade and the construction of the new coating line, both at the Midwest Division. The Company plans to invest approximately $185 million during the remainder of 1998 for capital expenditures, including a new hot dip galvanizing line, new business systems and mobile equipment purchases as well as improvements at its other facilities.

Cash Flows from Financing Activities
------------------------------------

During the first quarter of 1998, the Company utilized $10.4 million of cash for financing activities which included scheduled payments of debt, as well as dividend payments on the Company's common stock.


OTHER
-----

Year 2000 Issues
----------------

The "Year 2000" problem is caused by software which processes years using only two digits in the date field. In computer programming, programmers routinely create date fields with only two digit years in an effort to conserve computer memory. If not corrected, this programming technique would cause computer applications to fail or give erroneous results by or at the year 2000. The Company is in the process of correcting this problem and has formed a committee consisting of executive management to oversee all Year 2000 activities.

The Company has already begun work on projects related to Year 2000 and spent approximately $0.6 million in the first quarter of 1998 and $1.8 million in 1997. The Company expects to spend up to $10.0 million on Year 2000 projects during 1998 and 1999, and anticipates final completion of these projects to occur sometime in the second quarter of 1999.

The cost and completion of the Year 2000 projects are based on management's best estimates and were derived utilizing certain industry standard estimation techniques and analysis of actual programs. Assumptions are relative to the timing of future events and availability of resources. Various factors could cause expected cost and completion times to differ from those anticipated. However, the Company does not believe that Year 2000 issues will have a material adverse impact on the Company's financial condition or results of operations.

Great Lakes Division Property Tax Appeal
----------------------------------------

In 1991, the Corporation filed a lawsuit in the Michigan Tax Tribunal against the cities of River Rouge and Ecorse seeking a reduction in the assessed value of the real estate and personal property at the Corporation's Great Lakes Division. The lawsuit was amended year by year to cover the tax years 1991 through 1994. Following a decision by the Michigan Tax Tribunal in August 1996 reducing the assessed values, all parties appealed this decision. In January 1998, the Court of Appeals issued a written opinion in which it affirmed in part, vacated in part and remanded the case to the Michigan Tax Tribunal. A second case involving tax years 1995 through 1997 is also pending in the Michigan Tax Tribunal. The parties are currently engaged in settlement negotiations to resolve these matters. Any settlement is not expected to have a material impact on the financial position of the Company.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies are required to report operating segment information in annual financial statements and in interim financial reports to stockholders. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement is effective for financial statements for fiscal years beginning December 15, 1997, and the Company will adopt the Statement, as required, effective December 31, 1998. Although the Company continues to evaluate the impact that this Statement will have on its financial reporting, the Company does not expect significant additional reporting requirements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company, as required, effective December 31, 1998. The statement will standardize disclosures about pensions and other postretirement benefits in an effort to make the information more understandable. Implementation of this disclosure standard will not affect the financial position or results of operations of the Company.


Dividend on Common Stock
------------------------

On April 27, 1998, the Company's board of directors declared a regular quarterly common stock dividend of $0.07 per share, payable on June 10, 1998, to shareholders of record on May 22, 1998.


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

Forward looking statements, by their nature, involve risk and uncertainty. A variety of factors could cause business conditions and the Company's actual results and experience to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following: (1) changes in market prices and market demand for the Company's products; (2) changes in the costs or availability of the raw materials and other supplies used by the Company in the manufacture of its products; (3) equipment failures or outages at the Company's steelmaking and processing facilities; (4) losses of customers; (5) changes in the levels of the Company's operating costs and expenses; (6) collective bargaining agreement negotiations, strikes, labor stoppages or other labor difficulties; (7) actions by the Company's competitors, including domestic integrated steel producers, foreign competitors, mini-mills and manufacturers of steel substitutes, such as plastics, aluminum, ceramics, glass, wood and concrete; (8) changes in industry capacity; (9) changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation; (10) worldwide changes in trade, monetary or fiscal policies including changes in interest rates; (11) changes in the legal and regulatory requirements applicable to the Company; and (12) the effects of extreme weather conditions.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

Granite City Division - Alleged Air Violations.  With respect to the matter
----------------------------------------------
involving alleged violations of various air emission requirements at the Company's Granite City Division's basic oxygen furnace shop, coke oven batteries and by-products plant, previously reported in the Company's 1997 Form 10-K, a Consent Decree embodying the agreed upon settlement has been executed by the Company and returned to the Justice Department for execution and entry.

Great Lakes Division - Multimedia Inspection.  With respect to the matter
--------------------------------------------
involving a multimedia inspection of the Company's Great Lakes Division facility by the United States Environmental Protection Agency ("EPA"), previously reported in the Company's 1997 Form 10-K, a Consent Order embodying the agreed upon settlement has been executed by the Company and the EPA.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  See attached Exhibit Index

(b)  Reports on Form 8-K

     The Company filed two reports on Form 8-K dated February 18, 1998 reporting on Item 5, Other Events.

     The Company filed a report on Form 8-K dated March 4, 1998 reporting on
     Item 5, Other Events.

     The Company filed a report on Form 8-K dated March 26, 1998 reporting on
     Item 5, Other Events.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL STEEL CORPORATION


                                BY /s/ John A. Maczuzak
                                   --------------------
                                John A. Maczuzak
                                President and Chief Operating Officer



                                BY /s/ Michael D. Gibbons
                                   ---------------------
                                Michael D. Gibbons
                                Acting Chief Financial Officer


Date:  May 14, 1998

                          NATIONAL STEEL CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q/A

                                 EXHIBIT INDEX

                 For the quarterly period ended March 31, 1998


15.1  Independent Accountants' Review Report

15.2  Acknowledgment Letter on Unaudited Interm Financial Information

27-A  Financial Data Schedule