Form 10-K/A
period 1997-12-31
NATIONAL STEEL CORP
filed 1998-06-05
CIK 70578

                                    1 9 9 7

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              F O R M  1 0 - K/A

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

Form 10-K for the Fiscal Year Ended December 31, 1997 is hereby amended as follows:


     Exhibit 13- NOTE P--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Revised Note P to the Financial Statements, Quarterly Results of Operations (Unaudited), is filed herewith. The effect of the revision is described below.

     An $11,100,000 cumulative effect of accounting change is now reflected in the three months ended March 31, 1996 which was incorrectly reflected in the three months ended September 30, 1996 when the decision to change the accounting principle had been made.

     Income before cumulative effect of accounting change now reflects $2,135,000 of tax expense in the three months ended December 31, 1996 which was originally reflected in the three months ended September 30, 1996.

     Basic and diluted earnings per share amounts have been changed to reflect the above mentioned changes.

     The restatement adjustments do not affect the results of operations for the full year ended December 31, 1996.


     Exhibit 18- Preferability Letter on change in accounting principles

     An updated preferability letter to give effect to the accounting change for the change in measurement date for pensions and other postretirement benefits as of the beginning of 1996.


     Exhibit 23- CONSENT OF INDEPENDENT AUDITORS

     A new consent is hereby submitted to reflect the dates of the above mentioned changes.



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


                         NATIONAL STEEL CORPORATION

                         By:  /s/ John A. Maczuzak
                              -------------------------------------
                         John A. Maczuzak
                         President and Chief Operating Officer


                         By:  /s/ Michael D. Gibbons
                              -------------------------------------
                         Michael D. Gibbons
                         Acting Chief Financial Officer