Form 10-K/A
period 1997-12-31
NATIONAL STEEL CORP
filed 1998-06-15
CIK 70578

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

Form 10-K for the Fiscal Year Ended December 31, 1997 is hereby amended as follows:

     Exhibit 13- NOTE P--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Revised Note P to the Financial Statements, Quarterly Results of Operations (Unaudited) was previously filed in Amendment No. 1. Filed herewith is
     Exhibit 13 which is restated solely to incorporate the previously filed revised Note P. The effect of the revision is described below.

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


     Exhibit 18- Preferability Letter on change in accounting principles

     A preferability letter to give effect to the accounting change for the change in measurement date for pensions and other postretirement benefits as of the beginning of 1996.


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