Form 10-Q
period 1998-06-30
NATIONAL STEEL CORP
filed 1998-08-13
CIK 70578

                                                                       1998
                                                                  Second Quarter




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                F O R M  1 0 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of July 31, 1998, was 43,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 21,188,240 shares of Class B Common Stock.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION                                          PAGE
                                                                       ----
   Consolidated Statements of Income -
     Three Months Ended June 30, 1998 and 1997                           3

   Consolidated Statements of Income -
     Six Months Ended June 30, 1998 and 1997                             4

   Consolidated Balance Sheets -
     June 30, 1998 and December 31, 1997                                 5

   Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1998 and 1997                             6

   Consolidated Statements of Changes in
     Stockholders' Equity and Redeemable
     Preferred Stock-Series B -
     Six Months Ended June 30, 1998 and
     Year Ended December 31, 1997                                        7

   Notes to Consolidated Financial Statements                            8

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      10

PART II. OTHER INFORMATION

   Legal Proceedings                                                    16

   Submission of Matters to a Vote of Security Holders                  16

   Other Information                                                    16

   Exhibits and Reports on Form 8-K                                     17

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                                                        Three Months
                                                                                       Ended June 30,
                                                                                    1998             1997
                                                                                    ----             ----
Net Sales                                                                         $747,846          $824,869

Cost of products sold                                                              655,420           700,051
Selling, general and administrative expense                                         33,501            36,937
Depreciation                                                                        32,444            36,984
Equity income of affiliates                                                           (318)             (672)
                                                                                  --------          --------
Income from Operations                                                              26,799            51,569

Other (Income) Expense
Interest and other financial income                                                 (4,055)           (4,712)
Interest and other financial expense                                                 6,974             9,390
Net gain on disposal of non-core assets                                             (2,685)          (25,385)
                                                                                  --------          --------
                                                                                       234           (20,707)
                                                                                  --------          --------

Income Before Income Taxes and Extraordinary Item                                   26,565            72,276

Income tax provision                                                                   106             7,351
                                                                                  --------          --------

Income Before Extraordinary Item                                                    26,459            64,925
Extraordinary item (net of applicable tax)                                              --            (5,397)
                                                                                  --------          --------
Net Income                                                                          26,459            59,528
Less preferred stock dividends                                                          --             2,737
                                                                                  --------          --------

Net Income Applicable to Common Stock                                             $ 26,459          $ 56,791
                                                                                  ========          ========

Basic Earnings Per Share:
Income before extraordinary item                                                  $   0.61          $   1.43
Extraordinary item                                                                      --             (0.12)
                                                                                  --------          --------
Net Income Applicable to Common Stock                                             $   0.61          $   1.31
                                                                                  ========          ========

Weighted average shares outstanding (in thousands)                                  43,288            43,288

Diluted Earnings Per Share:
Income before extraordinary item                                                  $   0.61          $   1.42
Extraordinary item                                                                      --             (0.12)
                                                                                  --------          --------
Net Income Applicable to Common Stock                                             $   0.61          $   1.30
                                                                                  ========          ========

Weighted average shares outstanding (in thousands)                                  43,354            43,620

Dividends paid per Common Share                                                   $   0.07          $     --
                                                                                  ========          ========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                               Six Months
                                                             Ended June 30,
                                                          1998          1997
                                                       ----------    ----------
Net Sales                                              $1,456,275    $1,582,487

Cost of products sold                                   1,292,847     1,353,255
Selling, general and administrative expense                71,538        69,381
Depreciation                                               63,524        72,135
Equity income of affiliates                                  (236)         (766)
                                                       ----------    ----------
Income from Operations                                     28,602        88,482

Other (Income) Expense
Interest and other financial income                        (9,498)       (6,427)
Interest and other financial expense                       13,200        19,279
Net gain on disposal of non-core assets                    (2,685)      (25,385)
                                                       ----------    ----------
                                                            1,017       (12,533)
                                                       ----------    ----------

Income Before Income Taxes and Extraordinary Item          27,589       101,015

Income tax provision (credit)                              (4,822)        9,425
                                                       ----------    ----------

Income Before Extraordinary Item                           32,407        91,590
Extraordinary item (net of applicable tax)                     --        (5,397)
                                                       ----------    ----------
Net Income                                                 32,407        86,193
Less preferred stock dividends                                 --         5,478
                                                       ----------    ----------

Net Income Applicable to Common Stock                  $   32,407    $   80,715
                                                       ==========    ==========

Basic Earnings Per Share:
Income before extraordinary item                       $     0.75    $     1.98
Extraordinary item                                             --         (0.12)
                                                       ----------    ----------
Net Income Applicable to Common Stock                  $     0.75    $     1.86
                                                       ==========    ==========

Weighted average shares outstanding (in thousands)         43,288        43,288

Diluted Earnings Per Share:
Income before extraordinary item                       $     0.75    $     1.97
Extraordinary item                                             --         (0.12)
                                                       ----------    ----------
Net Income Applicable to Common Stock                  $     0.75    $     1.85
                                                       ==========    ==========

Weighted average shares outstanding (in thousands)         43,340        43,463

Dividends paid per Common Share                        $     0.14    $       --
                                                       ==========    ==========


See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

                                                         June 30,     December 31,
                                                           1998            1997
                                                        ----------    ------------
Assets

Current assets
   Cash and cash equivalents                            $  229,202     $  312,642
   Investments                                              10,000         25,000
   Receivables - net                                       270,405        284,306
   Inventories - net:
     Finished and semi-finished products                   304,592        261,648
     Raw materials and supplies                            129,011        112,554
                                                        ----------     ----------
                                                           433,603        374,202
   Deferred tax assets                                       8,597          8,597
                                                        ----------     ----------
       Total current assets                                951,807      1,004,747

Investments in affiliated companies                         16,015         15,709

Property, plant and equipment                            3,432,056      3,378,131
   Less accumulated depreciation                         2,204,760      2,149,107
                                                        ----------     ----------
                                                         1,227,296      1,229,024
Other assets                                               216,942        203,979
                                                        ----------     ----------
     Total Assets                                       $2,412,060     $2,453,459
                                                        ==========     ==========

Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                     $  273,202     $  246,085
   Accrued liabilities                                     272,688        359,749
   Current portion of long term debt                        29,919         31,533
                                                        ----------     ----------
     Total current liabilities                             575,809        637,367

Long-term debt                                             299,973        310,976
Other long-term liabilities                                672,953        668,138

Stockholders' equity
   Common Stock - par value $.01:
     Class A - authorized 30,000,000 shares,
       issued and outstanding 22,100,000                       221            221
     Class B - authorized 65,000,000 shares;
       issued and outstanding 21,188,240                       212            212
   Additional paid-in-capital                              491,835        491,835
   Retained earnings                                       372,223        345,876
Accumulated other comprehensive income:
   Minimum pension liability                                (1,166)        (1,166)
                                                        ----------     ----------
       Total stockholders' equity                          863,325        836,978
                                                        ----------     ----------
       Total Liabilities and Stockholders' Equity       $2,412,060     $2,453,459
                                                        ==========     ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                                                               Six Months
                                                                                              Ended June 30,
                                                                                          1998              1997
                                                                                        --------          ---------
Cash Flows from Operating Activities:
Net income                                                                              $ 32,407          $  86,193

Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
      Depreciation                                                                        63,524             72,135
      Carrying charges related to facility sales and plant closings                        2,686             10,356
      Net gain on disposal of non-core assets                                             (2,685)           (25,385)
      Equity income                                                                         (236)              (766)
      Dividends from affiliates                                                            1,800              6,808
      Postretirement benefits                                                             15,883              7,988
      Extraordinary item (net)                                                                --              5,397
      Deferred income taxes                                                              (10,800)           (10,800)
Changes in working capital items:
      Investments                                                                         15,000                 --
      Receivables                                                                         13,901             (1,816)
      Inventories                                                                        (59,401)            48,257
      Accounts payable                                                                    27,117             35,607
      Accrued liabilities                                                                (87,061)            30,619
Other                                                                                    (16,903)             3,068
                                                                                        --------          ---------
      Net Cash Provided by (Used in) Operating Activities                                 (4,768)           267,661
                                                                                        --------          ---------

Cash Flows from Investing Activities:
      Proceeds from the sale of non-core assets                                            3,278            312,306
      Purchases of plant and equipment                                                   (63,273)           (71,593)
      Other                                                                                   --               (362)
                                                                                        --------          ---------
      Net Cash Provided by (Used in) Investing Activities                                (59,995)           240,351
                                                                                        --------          ---------

Cash Flows from Financing Activities:
      Prepayment of related party debt                                                        --           (154,328)
      Costs associated with prepayment of related party debt                                  --             (4,500)
      Other debt repayment                                                               (19,817)           (18,664)
      Borrowings                                                                           7,200                 --
      Dividend payments on Common Stock                                                   (6,060)                --
      Dividend payments on Preferred Stock-Series A                                           --             (1,998)
      Dividend payments on Preferred Stock-Series B                                           --               (210)
      Payment of released Weirton benefit liabilities                                         --             (6,684)
      Payment of unreleased Weirton liabilities and their release in lieu of
         cash dividends on Preferred Stock-Series B                                           --             (3,785)
                                                                                        --------          ---------

      Net Cash Used in Financing Activities                                              (18,677)          (190,169)
                                                                                        --------          ---------

   Net Increase (Decrease) in Cash and Cash Equivalents                                  (83,440)           317,843
   Cash and cash equivalents at beginning of the period                                  312,642            109,041
                                                                                        --------          ---------

   Cash and cash equivalents at end of the period                                       $229,202          $ 426,884
                                                                                        ========          =========

See notes to consolidated financial statements.12

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   AND REDEEMABLE PREFERRED STOCK - SERIES B
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                               Accumulated
                                                 Common    Common    Preferred   Additional    Other
                                                 Stock -   Stock -   Stock -     Paid-In       Comprehensive
                                                 Class A   Class B   Series A    Capital       Income
                                                 -------   -------   ---------   ----------    -------------
BALANCE AT JANUARY 1, 1997                        $221      $212      $36,650     $465,359       $  (505)

Comprehensive Income:

  Net income
  Other comprehensive income:
    Minimum pension liability                                                                       (661)
Comprehensive income

Amortization of excess of book value
  over redemption value of Redeemable
  Preferred Stock - Series B
Cumulative dividends on Preferred
  Stock - Series A and B
Redemption of Preferred Stock - Series A                              (36,650)
Redemption of Redeemable Preferred
  Stock - Series B and related settlement
  with Avatex                                                                       26,476
                                                  ----      ----      -------     --------       -------
BALANCE AT DECEMBER 31, 1997                       221       212          ---      491,835        (1,166)

Net income and comprehensive income

Dividends paid

                                                  ----      ----      -------     --------       -------
BALANCE AT JUNE 30, 1998                          $221      $212      $  ----     $491,835       $(1,166)
                                                  ====      ====      =======     ========       =======

                                                                       Total             Redeemable
                                                          Retained     Stockholders'     Preferred Stock -
                                                          Earnings     Equity            Series B
                                                          --------     ------------      -----------------
BALANCE AT JANUARY 1, 1997                                $142,625       $644,562            $ 63,530

Comprehensive Income:

  Net income                                               213,503        213,503
  Other comprehensive income:
    Minimum pension liability                                                (661)
Comprehensive income                                                     --------
                                                                          212,842
                                                                         --------
Amortization of excess of book value
  over redemption value of Redeemable
  Preferred Stock - Series B                                 1,354          1,354              (1,354)
Cumulative dividends on Preferred
  Stock - Series A and B                                   (11,606)       (11,606)
Redemption of Preferred Stock - Series A                                  (36,650)
Redemption of Redeemable Preferred
  Stock - Series B and related settlement
  with Avatex                                                              26,476             (62,176)
                                                          --------       --------             -------

BALANCE AT DECEMBER 31, 1997                               345,876        836,978                ----

Net income and comprehensive income                         32,407         32,407

Dividends paid                                              (6,060)        (6,060)
                                                          --------       --------             -------
BALANCE AT JUNE 30, 1998                                  $372,223       $863,325             $  ----
                                                          ========       ========             =======



See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature. The financial results presented for the three and six month periods ended June 30, 1998 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K, as amended, for the year ended December 31, 1997 (the "1997 Form 10-K") contains additional information and should be read in conjunction with this report.

The Company has engaged Ernst & Young LLP to conduct a review of the consolidated financial statements presented herein, in accordance with standards established by the American Institute of Certified Public Accountants. Their review report is included as an exhibit to this Form 10-Q.

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

Additionally, a complaint has been filed seeking shareholder class action status and alleging violations of the federal securities laws generally relating to the matters described above. The Company believes that the lawsuit is without merit and intends to defend against it vigorously.

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

It is the Company's policy to expense or capitalize, as appropriate, environmental expenditures that relate to current operating sites. Environmental expenditures that relate to past operations and which do not contribute to future or current revenue generation are expensed. Costs for environmental assessments or remediation activities, or penalties or fines that may be imposed for noncompliance with environmental laws and regulations, are accrued when it is probable that liability for such costs will be incurred and the amount of such costs can be reasonably estimated.

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. The outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period. The Company has recorded an aggregate environmental liability of approximately $18.3 million and $18.7 million at June 30, 1998 and December 31, 1997, respectively.

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


NOTE 4 - EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the period plus dilutive stock options which are determined through the application of the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Comparative operating results for the six and three month periods ending June 30, 1998 and 1997 are as follows:

                                       Six Months ended June 30,           Three Months ended June 30,
                                        1998              1997             1998             1997
                                        ----              ----             ----             ----
                                         (Dollars in millions)                (Dollars in millions)

Net Sales                             $1,456.3        $1,582.5             $747.8             $824.9
Gross margin                              99.9           157.1               60.0               87.8
Gross margin as a percentage
  of net sales                             6.9%            9.9%               8.0%              10.6%
Tons shipped (in thousands)              2,869           3,125              1,450              1,605


Net Sales

Net sales for the first six months of 1998 totaled $1,456.3 million, an 8.0% decrease compared to the net sales of $1,582.5 million during the corresponding 1997 period. Tons shipped in the first six months of 1998 and 1997 were 2,869,000 and 3,125,000, respectively. The decrease in tons shipped is the primary reason for the $126.2 million decrease in sales for the first half of the year and was mainly caused by the Great Lakes Division "A" blast furnace reline during much of the first quarter as well as part of the second quarter and adverse weather conditions affecting shipments to the construction and container markets in the second quarter.

Net sales for the second quarter of 1998 totaled $747.8 million, a 9.3% decrease compared to net sales of $824.9 million during the corresponding 1997 period. Tons shipped in the second quarter of 1998 and 1997 were 1,450,000 and 1,605,000, respectively. The 155,000 ton decrease in shipments in the second quarter of 1998 was primarily a result of adverse weather conditions affecting shipments to the construction and container markets as well as the blast furnace reline. This resulted in a decrease in sales of approximately $79.0 million when compared to the second quarter of 1997. Also contributing to the sales decrease was a $9 per ton decrease in average selling price, which reduced sales by approximately $14.0 million. Product, market and customer mix improvements amounting to approximately $16.0 million, or $11 per ton, partially offset the decreases described above.

Gross Margin (net sales less cost of products sold and depreciation)

Gross margin in the first six months of 1998 was $99.9 million, or 6.9% of net sales, compared to gross margin of $157.1 million, or 9.9% of net sales, during the corresponding 1997 period. The decrease in gross margin in the first half of 1998 is primarily the result of lower net sales due to a lower number of tons shipped and lower sales realizations amounting to approximately $61.0 million. The Great Lakes Division "A" blast furnace outage along with higher maintenance costs and other manufacturing costs lowered margins by approximately $39.0 million when compared to the corresponding 1997 period. The other costs referred to above include the effects of a late winter storm that affected the Company's Midwest Division and an unplanned outage at the National Steel Pellet Company, both of which occurred in the first quarter of 1998. This was partially offset by improved operating unit yield performances, lower depreciation expense as a result of the second quarter 1997 sale of the Great Lakes Division No. 5 coke battery and lower costs due to the results of the fourth quarter 1997 settlement with Avatex Corporation. These offsetting items amounted to approximately a $32.0 million increase in gross margin. In addition, outside steel purchases were lower by $10.0 million compared to the corresponding 1997 period.

Gross margin in the second quarter of 1998 was $60.0 million, or 8.0% of net sales, compared to gross margin of $87.8 million, or 10.6% of net sales, during the corresponding 1997 period. The decrease in gross margin in the second quarter of 1998 when compared to the second quarter of 1997 is primarily the result of lower net sales due to lower shipments and lower selling prices, as described in the net sales discussion above, impacting gross margins by approximately $36.0 million. In addition, the Company's Great Lakes Division "A" blast furnace outage which extended into the second quarter of 1998, as well as higher maintenance, raw material and energy costs, reduced gross margins by an additional $20.0 million.

The above mentioned second quarter events were partially offset by improved product and customer mix, improved operating unit yield performances, lower depreciation expense as a result of the second quarter 1997 sale of the Great Lakes Division No. 5 coke battery and lower costs due to the results of the 1997 settlement with Avatex Corporation. These offsetting items amounted to approximately $23.0 million. In addition, outside steel purchases were lower by $6.0 million compared to the same period in 1997.

Selling, General and Administrative Expense

Selling, general and administrative expense in the first half of 1998 was $71.5 million, or 4.9% of net sales, compared to $69.4 million, or 4.4% of net sales, in the corresponding 1997 period. This $2.1 million increase is primarily a result of higher expenses associated with stock appreciation rights and higher professional and legal service costs, partially offset by lower information systems costs.

Selling, general and administrative expense in the second quarter of 1998 was $33.5 million, or 4.5% of net sales, compared to $36.9 million, or 4.5% of net sales, in the corresponding 1997 period. This $3.4 million decrease is primarily a result of lower expenses associated with stock appreciation rights and lower information systems costs partially offset by higher legal expenses when compared to the second quarter of 1997.

Net Financing Costs

In the six months ended June 30, 1998, net financing costs represented a $9.2 million decrease compared to the same 1997 period. Lower interest expense of $6.1 million resulted from lower average debt levels while income on short-term investments increased by $3.1 million due to higher average cash balances when compared to the same 1997 period.

Net financing costs of $2.9 million for the three months ended June 30, 1998 represented a $1.8 million decrease compared to the same 1997 period. This improvement is primarily attributable to a $2.4 million decrease in interest expense which resulted from lower average debt levels and was partially offset by lower income on short term investments of $0.6 million.

Net Gain On Disposal of Non-Core Assets and Other Related Activities

During the second quarter of 1998, the Company sold certain non-core land and property at its Midwest Division and recorded a net gain of $2.7 million related to the sale.

During the second quarter of 1997, the Company disposed of certain non-core business assets that resulted in a net gain of $25.3 million. The assets included the sale of the Company's 21.73% minority equity interest in the Iron Ore Company of Canada which netted a gain of $37.0 million, the sale of its Great Lakes Division No. 5 coke oven battery and related coal inventories which netted a loss of $11.1 million and the sale of a coal mine property which netted a gain of $3.0 million. Additionally, the Company recorded a $3.6 million charge related to the decision to cease operations of American Steel Corporation, a wholly-owned subsidiary which pickled and slit steel.

Income Taxes

The Company recorded current taxes payable of $6.0 million and $20.2 million in the six month period ending June 30, 1998 and 1997, respectively. The Company also recorded a deferred tax benefit of $10.8 million in the first six months of both 1998 and 1997.

The Company recorded current taxes payable of $5.5 million and $12.8 million in the second quarter of 1998 and 1997, respectively. The Company also recorded a deferred tax benefit of $5.4 million in the second quarters of both 1998 and 1997.

The Company's effective tax rate is lower than the combined federal and state statutory rates primarily because of continued utilization of available federal and state net operating loss carryforwards and the recognition of additional deferred tax benefits.

Other

The Company anticipates the resumption of regular shipments to General Motors following the settlement of its strike. The Company is closely monitoring increased imports from Asia and Eastern Europe as well as the continued impact of adverse weather on the food container market.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity needs arise primarily from capital investments, working capital requirements, pension funding requirements, principal and interest payments on its indebtedness and common stock dividend payments. The Company has satisfied these liquidity needs with funds provided by long term borrowings and cash provided by operations. Additional sources of liquidity consist of a Receivables Purchase Agreement (the "Receivables Purchase Agreement") with commitments of up to $200.0 million and an expiration date of September 2002 and a $100.0 million and a $50.0 million credit facility, both of which are secured by the Company's inventories (the "Inventory Facilities") and expire in May 2000 and July 1999, respectively.

The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facilities and other debt instruments. On June 30, 1998, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facilities, and outstanding letters of credit under the Receivables Purchase Agreement totaled $86.2 million. During the first six months of 1998, the maximum availability under the Receivables Purchase Agreement, after reduction of letters of credit outstanding, varied from $76.3 million to $113.8 million and was $113.8 million as of June 30, 1998.

At June 30, 1998, total debt as a percentage of total capitalization decreased to 27.7% as compared to 29.0% at December 31, 1997. Cash and cash equivalents totaled $229.2 million at June 30, 1998 compared to $312.6 million at December 31, 1997.

The Company continues to evaluate possible uses of any excess cash reserves, including additional pension funding, additional debt retirement, a common stock repurchase program and additional strategic investment opportunities.

Cash Flows from Operating Activities

For the six months ended June 30, 1998, cash used in operating activities amounted to $4.8 million, which is primarily attributable to the impact of working capital items. These items include decreases in accrued liabilities mainly due to the timing of pension and bonus payments and increases in inventories partially offset by noncash charges for depreciation and postretirement benefits along with net income of $32.4 million.

Cash Flows from Investing Activities

Capital investments for the six months ended June 30, 1998 amounted to $63.3 million. The 1998 spending is mainly attributable to the construction of the new coating line at the Midwest Division and the reline of the Great Lakes Division "A" blast furnace.

Cash Flows from Financing Activities

During the first six months of 1998, the Company utilized $18.7 million of cash for financing activities which included scheduled payments of debt, as well as dividend payments on the Company's common stock.

OTHER

Year 2000 Issues

     The "Year 2000" computer software problem is caused by programming practices that were originally intended to conserve computer memory, thus allowing only two "digits" in the date field with the assumption being that the first two date digits would be "19." If not corrected, this error could cause computers to fail or give erroneous results as the computer processes data before or during the year 2000. The Company has been active in trying to correct this problem under the oversight of an executive steering committee.

     Thus far during 1998, the Company has spent approximately $1.3 million on Year 2000 projects. Additionally, the Company spent $1.8 million in 1997. The Company expects to spend up to an additional $8.7 million in 1998 and 1999 to complete its Year 2000 projects, and anticipates the final completion of these projects to occur in the second quarter of 1999. These projects include business software and other information technology items, as well as non-information technology items, such as process control software and embedded software in hardware devices. The Company is also reviewing with its major vendors and suppliers their efforts in becoming Year 2000 compliant. The Company continues to assess its various systems, electronic commerce and business associates, and intends to make whatever modifications are necessary to prevent business interruption.

     The cost and time for completion of the Year 2000 projects are management's best estimates and were derived utilizing certain industry standards, as well as actual analysis of software programs. Assumptions have been made relative to the timing of future events and availability of resources. Various factors could cause expected cost and completion times to differ from those anticipated. However, the Company does not currently believe that Year 2000 issues will have a material adverse impact on the Company's financial condition or results of operations.

Great Lakes Division Property Tax Appeal

     In 1991, the Company filed a lawsuit in the Michigan Tax Tribunal against the cities of River Rouge and Ecorse seeking a reduction in the assessed value of the real estate and personal property at the Company's Great Lakes Division. The lawsuit was amended year by year to cover the tax years 1991 through 1994. Following a decision by the Michigan Tax Tribunal in August 1996 reducing the assessed values, all parties appealed this decision. In January 1998, the Court of Appeals issued a written opinion in which it affirmed in part, vacated in part and remanded the case to the Michigan Tax Tribunal. A second case involving tax years 1995 through 1997 is also pending in the Michigan Tax Tribunal. A proposed settlement of both cases is currently under review by, and is subject to the approval of, the Michigan Tax Tribunal. Any settlement is not expected to have a material impact on the financial position of the Company.

Impact of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies are required to report operating segment information in annual financial statements and in interim financial reports to stockholders. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997, and the Company will adopt the Statement, as required, effective December 31, 1998. Although the Company continues to evaluate the impact that this Statement will have on its financial reporting, the Company does not expect significant additional reporting requirements.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company, as required, effective December 31, 1998. The statement will standardize disclosures about pensions and other postretirement benefits in an effort to make the information more understandable. Implementation of this disclosure standard will not affect the financial position or results of operations of the Company.

Dividend on Common Stock

     On July 20, 1998, the Company's board of directors declared a regular quarterly common stock dividend of $0.07 per share, payable on September 9, 1998, to shareholders of record on August 21, 1998.

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

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Steinmetz v. National Steel Corporation, et. al.

A complaint was filed on May 13, 1998 in the United States District Court for the Northern District of Indiana by named plaintiff Hyman Steinmetz seeking shareholder class action status and alleging violations of the federal securities laws against the Company; its majority shareholder, NKK U.S.A. Corporation; Osamu Sawaragi, the Company's chairman and chief executive officer; and a former officer of the Company. The complaint generally relates to the Company's restatement of its financial statements for certain prior periods which was announced in October 1997. The complaint seeks unspecified money damages, interest, costs and fees. The Company believes that the lawsuit is without merit and intends to defend against it vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

Set forth below are the results of the vote on the matters which were submitted to a vote of the Company's stockholders at the annual meeting of stockholders which was held on April 27, 1998:

     (1) Election of Directors. The following individuals were elected to serve as directors of the Company, for a term expiring on the date of the 1999 annual meeting of stockholders, by the following vote:

      Name                 Number of Votes For         Number of Votes Withheld
      ----                 -------------------         ------------------------
Charles A. Bowsher             63,555,842                       113,675
Edsel D. Dunford               63,555,992                       113,525
Frank J. Lucchino              63,566,192                       103,325
Bruce K. MacLaury              63,555,842                       113,675
Keiichiro Sakata               63,556,342                       113,175
Osamu Sawaragi                 63,556,342                       113,175
Mineo Shimura                  63,555,342                       114,175
Hisashi Tanaka                 63,556,342                       113,175
Yutaka Tanaka                  63,556,342                       113,175

     (2) Ratification of Independent Auditors. The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 was ratified by the following vote:

      Number of Votes For          Number of Votes For         Number of Abstentions
      -------------------          -------------------         ---------------------
          63,654,569                     5,436                         9,512

Item 5.  Other Information

In accordance with the recent amendments to Rule 14a-4 and 14a-5 under the Securities Exchange Act of 1934, written notice of shareholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Shareholders must be received by the Company on or before February 10, 1999, in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement shall be granted discretionary authority to vote with respect to any shareholder proposal of which the Company does not receive timely notice.

Item 6.  Exhibits and Reports on Form 8-K

(a)  See attached Exhibit Index

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated April 28, 1998 reporting on
     Item 5, Other Events.

     The Company filed a report on Form 8-K dated April 29, 1998 reporting on
     Item 5, Other Events.

     The Company filed a report on Form 8-K dated June 3, 1998 reporting on Item 5, Other Events.

     The Company filed a report on Form 8-K dated June 18, 1998 reporting on
     Item 5, Other Events.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      NATIONAL STEEL CORPORATION


                      BY /s/ John A. Maczuzak
                         ----------------------------------------------
                      John A. Maczuzak
                      President and Chief Operating Officer


                      BY /s/ Glenn H. Gage
                         ----------------------------------------------
                      Glenn H. Gage
                      Senior Vice President and Chief Financial Officer



Date: August 13, 1998

                          NATIONAL STEEL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX

                 For the quarterly period ended June 30, 1998


15.1   Independent Accountants' Review Report

15.2   Acknowledgment Letter on Unaudited Interim Financial Information

27-A   Financial Data Schedule