Form 10-Q
period 1998-09-30
NATIONAL STEEL CORP
filed 1998-11-13
CIK 70578

                                                                        1998
                                                                   Third Quarter



                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                F O R M  1 0 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission file number 1-983


                           NATIONAL STEEL CORPORATION

             (Exact name of registrant as specified in its charter)



                Delaware                                      25-0687210
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

4100 Edison Lakes Parkway, Mishawaka, IN                      46545-3440
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area               219-273-7000
code):

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No __
                                      ---
The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of November 6, 1998, was 43,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 21,188,240 shares of Class B Common Stock.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                     PAGE
                                                               ----------
   Consolidated Statements of Income -
     Three Months Ended September 30, 1998 and 1997                 3

   Consolidated Statements of Income -
     Nine Months Ended September 30, 1998 and 1997                  4

   Consolidated Balance Sheets -
     September 30, 1998 and December 31, 1997                       5

   Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1998 and 1997                  6

   Consolidated Statements of Changes in
     Stockholders' Equity and Redeemable
     Preferred Stock-Series B -
     Nine Months Ended September 30, 1998 and
     Year Ended December 31, 1997                                   7

   Notes to Consolidated Financial Statements                       8

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                 10

PART II. OTHER INFORMATION

   Legal Proceedings                                               18

   Exhibits and Reports on Form 8-K                                18

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                          Three Months
                                                       Ended September 30,
                                                     1998              1997
                                                   --------          --------
Net Sales                                          $706,361          $788,663

Cost of products sold                               615,200           653,715
Selling, general and administrative expense          41,380            37,979
Depreciation                                         32,383            31,201
Equity (income) of affiliates                          (757)             (301)
Unusual (credit)                                    (26,621)               --
                                                   --------          --------
Income from Operations                               44,776            66,069

Other (Income) Expense
Interest and other financial income                  (3,020)           (6,245)
Interest and other financial expense                  7,055             7,436
Net gain on disposal of non-core assets                  --           (28,804)
                                                   --------          --------
                                                      4,035           (27,613)
                                                   --------          --------

Income Before Income Taxes                           40,741            93,682

Income tax provision                                  8,238            15,121
                                                   --------          --------

Net Income                                           32,503            78,561
Less preferred stock dividends                           --            (2,740)
                                                   --------          --------

Net Income Applicable to Common Stock              $ 32,503          $ 75,821
                                                   ========          ========

Basic Earnings Per Share:
Net Income Applicable to Common Stock              $   0.75          $   1.76
                                                   ========          ========

Weighted average shares outstanding (in thousands)   43,288            43,288

Diluted Earnings Per Share:
Net Income Applicable to Common Stock              $   0.75          $   1.72
                                                   ========          ========

Weighted average shares outstanding (in thousands)   43,288            43,981

Dividends paid per Common Share                    $   0.07          $     --
                                                   ========          ========


See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

                                                                                     Nine Months
                                                                                 Ended September 30,
                                                                               1998               1997
                                                                         -----------------  -----------------
Net Sales                                                                      $2,162,636         $2,371,150

Cost of products sold                                                           1,908,047          2,006,970
Selling, general and administrative expense                                       112,918            107,360
Depreciation                                                                       95,907            103,336
Equity income of affiliates                                                          (993)            (1,067)
Unusual credit                                                                    (26,621)                --
                                                                               ----------         ----------
Income from Operations                                                             73,378            154,551

Other (Income) Expense
Interest and other financial income                                               (12,518)           (12,672)
Interest and other financial expense                                               20,255             26,715
Net gain on disposal of non-core assets                                            (2,685)           (54,189)
                                                                               ----------         ----------
                                                                                    5,052            (40,146)
                                                                               ----------         ----------

Income Before Income Taxes and Extraordinary Item                                  68,326            194,697

Income tax provision                                                                3,416             24,546
                                                                               ----------         ----------

Income Before Extraordinary Item                                                   64,910            170,151
Extraordinary item (net of applicable tax)                                             --             (5,397)
                                                                               ----------         ----------
Net Income                                                                         64,910            164,754
Less preferred stock dividends                                                         --             (8,218)
                                                                               ----------         ----------

Net Income Applicable to Common Stock                                          $   64,910         $  156,536
                                                                               ==========         ==========

Basic Earnings Per Share:
Income before extraordinary item                                               $     1.50         $     3.74
Extraordinary item                                                                     --              (0.12)
                                                                               ----------         ----------
Net Income Applicable to Common Stock                                          $     1.50         $     3.62
                                                                               ==========         ==========

Weighted average shares outstanding (in thousands)                                 43,288             43,288

Diluted Earnings Per Share:
Income before extraordinary item                                               $     1.50         $     3.71
Extraordinary item                                                                     --              (0.12)
                                                                               ----------         ----------
Net Income Applicable to Common Stock                                          $     1.50         $     3.59
                                                                               ==========         ==========

Weighted average shares outstanding (in thousands)                                 43,340             43,635

Dividends paid per Common Share                                                $     0.21         $    --
                                                                               ==========         ==========


See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Amounts)
(Unaudited)

                                           September 30,       December 31,
                                               1998                1997
                                          ---------------    ----------------

Assets
Current assets
  Cash and cash equivalents                      $  106,641      $  312,642
  Investments                                        16,284          25,000
  Receivables - net                                 302,257         284,306
  Inventories - net:
    Finished and semi-finished products             344,710         261,648
    Raw materials and supplies                      140,591         112,554
                                                 ----------      ----------
                                                    485,301         374,202
  Deferred tax assets                                 8,597           8,597
                                                 ----------      ----------
       Total current assets                         919,080       1,004,747

Investments in affiliated companies                  18,366          15,709

Property, plant and equipment                     3,454,648       3,378,131
  Less accumulated depreciation                   2,236,983       2,149,107
                                                 ----------      ----------
                                                  1,217,665       1,229,024
Other assets                                        212,721         203,979
                                                 ----------      ----------
    Total Assets                                 $2,367,832      $2,453,459
                                                 ==========      ==========


Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                               $  236,471      $  246,085
  Accrued liabilities                               266,405         359,749
  Current portion of long term debt                  31,658          31,533
                                                 ----------      ----------
    Total current liabilities                       534,534         637,367

Long-term debt                                      288,472         310,976
Other long-term liabilities                         652,029         668,138

Stockholders' equity
 Common Stock - par value $.01:
   Class A - authorized 30,000,000 shares,
     issued and outstanding 22,100,000                  221             221
   Class B - authorized 65,000,000 shares;
     issued and outstanding 21,188,240                  212             212
 Additional paid-in-capital                         491,835         491,835
 Retained earnings                                  401,695         345,876
Accumulated other comprehensive income:
 Minimum pension liability                           (1,166)         (1,166)
                                                 ----------      ----------
       Total stockholders' equity                   892,797         836,978
                                                 ----------      ----------
     Total Liabilities and Stockholders' Equity  $2,367,832      $2,453,459
                                                 ==========      ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

                                                                                          Nine Months
                                                                                      Ended September 30,
                                                                                    1998               1997
                                                                             ------------------  -----------------
Cash Flows from Operating Activities:
Net income                                                                           $  64,910          $ 164,754

Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
    Depreciation                                                                        95,907            103,336
    Carrying charges related to facility sales and plant closings                        4,029             15,534
    Net gain on disposal of non-core assets                                             (2,685)           (54,189)
    Equity income                                                                         (993)            (1,067)
    Dividends from affiliates                                                            1,800              6,808
    Long-term pension liability                                                        (31,189)           (40,900)
    Postretirement benefits                                                             22,586             15,981
    Extraordinary item (net)                                                                --              5,397
    Deferred income taxes                                                               (6,584)           (16,200)
Changes in working capital items:
    Investments                                                                          8,716                 --
    Receivables                                                                        (17,951)            (1,621)
    Inventories                                                                       (111,099)            37,187
    Accounts payable                                                                    (9,614)            19,232
    Accrued liabilities                                                                (93,344)            46,517
Other                                                                                  (18,353)            (3,820)
                                                                                     ---------          ---------
    Net Cash Provided by (Used in) Operating Activities                                (93,864)           296,949
                                                                                     ---------          ---------

Cash Flows from Investing Activities:
    Proceeds from the sale of non-core assets                                            3,278            317,612
    Purchases of plant and equipment                                                   (83,945)          (101,006)
    Other                                                                                   --               (362)
                                                                                     ---------          ---------
    Net Cash Provided by (Used in) Investing Activities                                (80,667)           216,244
                                                                                     ---------          ---------

Cash Flows from Financing Activities:
    Prepayment of related party debt                                                        --           (154,328)
    Costs associated with prepayment of related party debt                                  --             (4,500)
    Other debt repayment                                                               (30,379)           (30,309)
    Borrowings                                                                           8,000              2,729
    Dividend payments on Common Stock                                                   (9,091)                --
    Dividend payments on Preferred Stock-Series A                                           --             (3,014)
    Dividend payments on Preferred Stock-Series B                                           --               (210)
    Payment of released Weirton benefit liabilities                                         --             (9,878)
    Payment of unreleased Weirton liabilities and their release in lieu of
     cash dividends on Preferred Stock-Series B                                             --             (5,818)
                                                                                     ---------          ---------
    Net Cash (Used in) Financing Activities                                            (31,470)          (205,328)
                                                                                     ---------          ---------

  Net Increase (Decrease) in Cash and Cash Equivalents                                (206,001)           307,865
  Cash and cash equivalents at beginning of the period                                 312,642            109,041
                                                                                     ---------          ---------

  Cash and cash equivalents at end of the period                                     $ 106,641          $ 416,906
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

                                                                         Accumulated
                              Common   Common   Preferred  Additional    Other                      Total          Redeemable
                              Stock -  Stock -  Stock -    Paid-In       Comprehensive  Retained    Stockholders'  Preferred Stock -
                              Class A  Class B  Series A   Capital       Income         Earnings    Equity         Series B
                             --------  -------  ---------  ----------    -------------  ---------   -------------  -----------------
BALANCE AT JANUARY 1, 1997      $ 221    $ 212    $36,650    $465,359        $ (505)     $142,625        $644,562           $63,530

Comprehensive Income:

  Net income                                                                              213,503         213,503
  Other comprehensive income:
     Minimum pension liability                                                 (661)                         (661)
                                                                                                          -------
Comprehensive income                                                                                      212,842
                                                                                                          -------
Amortization of excess of
  book value over redemption
  value of Redeemable
  Preferred Stock-Series B                                                                  1,354           1,354            (1,354)
Cumulative dividends on
  Preferred Stock-
  Series A and B                                                                          (11,606)        (11,606)
Redemption of Preferred
  Stock-Series A                                  (36,650)                                                (36,650)
Redemption of Redeemable
  Preferred Stock-Series B
  and related settlement
  with Avatex                                                  26,476                                      26,476           (62,176)
                             --------  -------  ---------  ----------    -------------  ---------   -------------  -----------------

BALANCE AT
  DECEMBER 31, 1997               221      212       ----     491,835          (1,166)    345,876         836,978               ----

Net income and
 comprehensive income                                                                      64,910          64,910

Dividends paid                                                                             (9,091)         (9,091)
                             --------  -------  ---------  ----------    -------------  ---------   -------------  -----------------

BALANCE AT
  SEPTEMBER 30, 1998            $ 221    $ 212    $  ----    $491,835        $ (1,166)   $401,695        $892,797           $   ----
                             ========  =======  =========  ==========    =============  =========   =============  =================


See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998 (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature, except for the item discussed in Note 3. The financial results presented for the three and nine month periods ended September 30, 1998 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K, as amended, for the year ended December 31, 1997 (the "1997 Form 10-K") contains additional information and should be read in conjunction with this report.

The Company has engaged Ernst & Young LLP to conduct a review of the consolidated financial statements presented herein, in accordance with standards established by the American Institute of Certified Public Accountants. Their review report is included as an exhibit to this Form 10-Q.

Certain amounts in the 1997 financial statements have been reclassified to conform to current year presentation.


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


NOTE 3 - UNUSUAL CREDIT

During the third quarter of 1998, the Company recorded an unusual credit of $26.6 million resulting from the settlement of a lawsuit seeking a reduction in the assessed value of the Company's real and personal property at the Great Lakes Division relating to the 1991 through 1997 tax years. The Company received tax refunds and was granted a lower assessment base that will result in future tax savings.

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. The outcome of any of the matters described, to the extent they exceed any applicable reserves, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period. The Company has recorded an aggregate environmental liability of approximately $18.0 million and $18.7 million at September 30, 1998 and December 31, 1997, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the third quarter and first nine months of 1998 consolidated financial statements and selected notes and the Annual Report of National Steel Corporation on Form 10-K, as amended, for the year ended December 31, 1997 for a full understanding of the Company's financial condition and results of operations.

Results of Operations

Comparative operating results for the nine and three month periods ending September 30, 1998 and 1997 are as follows:

                                      Nine Months ended September 30,             Three Months ended September 30,
                                      1998                   1997                    1998                1997
                                      ----                   ----                    ----                ----
                                           (Dollars in millions)                        (Dollars in millions)
Net Sales                           $2,162.6               $2,371.1                 $706.4              $788.7
Gross margin                           158.7                  260.8                   58.8               103.7
Gross margin as a percentage
     of net sales                        7.3%                  11.0%                   8.3%               13.2%
Tons shipped (in thousands)            4,235                  4,645                  1,366               1,519

Net Sales

Net sales for the first nine months of 1998 decreased $208.5 million or 8.8% compared to the corresponding 1997 period. A decrease in tons shipped of 410,000 as compared to the same period in 1997 is the primary reason for the
decrease in sales.   Increased competition from low-priced imports and the Great
Lakes Division "A" blast furnace reline early in the year were the primary factors contributing to the decrease in tons shipped.

Net sales for the third quarter of 1998 decreased $82.3 million or 10.4% compared to the corresponding 1997 period. Shipments decreased 153,000 tons in the third quarter of 1998 primarily as a result of increased competition from low-priced imports and the work stoppage at General Motors, one of the Company's largest customers. The decrease in tons shipped resulted in a decrease in sales of approximately $77.0 million when compared to the third quarter of 1997. Market and customer mix had approximately a $4.0 million negative impact on third quarter sales as compared to the prior year.

The Company anticipates that high levels of low-priced imported steel and the resulting above normal steel inventory levels at service centers will continue to negatively impact shipments as compared to prior year levels through the end of the year. In response, the Company, in October 1998, decided to temporarily idle a blast furnace at its Great Lakes Division and is aggressively seeking to reduce costs. Shipment and pricing levels are likely to continue to be negatively impacted until the amount of low-priced imports is reduced and steel inventories have been brought down to more normal levels.

Gross Margin (net sales less cost of products sold and depreciation)

Gross margin in the first nine months of 1998 decreased $102.1 million or 39.1% compared to the corresponding 1997 period. Approximately $57.0 million of the reduction in gross margin corresponds to the decrease in tons shipped as discussed above. Lower average selling prices partially offset by an improvement in product mix resulted in a reduction in gross margin of approximately $53.0 million. The Great Lakes Division "A" blast furnace outage along with higher maintenance costs lowered margins by approximately $43.0 million in comparison to the corresponding 1997 period. This was partially offset by improved operating unit yield performances, lower depreciation expense as a result of the second quarter 1997 sale of the Great Lakes Division No. 5 coke battery, reduced outside steel purchases and lower costs as a result of the settlement with Avatex Corporation. These offsetting items amounted to an increase of approximately $50.0 million in gross margin.

--------------------------

Gross margin in the third quarter of 1998 decreased $44.9 million in comparison to the corresponding 1997 period. Approximately $20.0 million of this decrease in gross margin is the result of decreased shipments as described in the net sales discussion above. In addition, lower selling prices and product mix changes resulted in a decrease of approximately $24.0 million.

Unusual Credit - Great Lakes Division Property Tax Settlement
-------------------------------------------------------------

On August 31, 1998, the Michigan Tax Tribunal issued Consent Judgments approving property tax refunds relating to the 1991 through 1997 tax years as well as a lower assessment base that will result in future tax savings. Under the Consent Judgments, the Company will receive a net amount of approximately $23.0 million. This amount, along with related interest income and a reduction of certain property tax accruals, was recorded as an unusual credit of $26.6 million.

Selling, General and Administrative Expense
-------------------------------------------

Selling, general and administrative expense in the first nine months of 1998 was $112.9 million, or 5.2% of net sales, compared to $107.4 million, or 4.5% of net sales, in the corresponding 1997 period. This $5.5 million increase is primarily the result of higher benefit costs related to certain exiting senior executives, Year 2000 project expenses and professional and legal expenses partially offset by lower mainframe system costs.

Selling, general and administrative expense in the third quarter of 1998 was $41.4 million, or 5.9% of net sales, compared to $38.0 million, or 4.8% of net sales, in the corresponding 1997 period. This $3.4 million increase is primarily due to higher benefit costs related to certain exiting senior executives, Year 2000 project expenses and legal expenses when compared to the third quarter of 1997.

Net Financing Costs
-------------------

In the nine months ended September 30, 1998, net financing costs decreased $6.3 million compared to the same 1997 period. This decrease resulted mainly from reduced interest expense due to lower average debt balances during 1998 resulting from the repayment of the outstanding debt associated with the Great Lakes Division No. 5 coke battery during 1997.

Net financing costs for the three months ended September 30, 1998 increased $2.8 million compared to the same 1997 period. This is primarily attributable to a decrease in interest income as a result of lower cash balances available for investment.

Net Gain on Disposal of Non-Core Assets and Other Related Activities
--------------------------------------------------------------------

During the second quarter of 1998, the Company sold certain non-core land and property at its Midwest Division and recorded a net gain of $2.7 million related to the sale.

During the third quarter of 1997, the Company sold two coal properties. The Company received proceeds for the property sales of $7.7 million. In conjunction with one of the property sales, the purchaser agreed to assume the potential environmental liabilities of approximately $8.0 million related to the property. Additionally, during the third quarter of 1997, the Company received information concerning other liabilities related to its shutdown of coal properties that resulted in a reduction of the related accrued liabilities. As such, the Company recorded an aggregate net gain related to its shutdown of coal properties of $28.8 million during the third quarter of 1997.

In addition, during the second quarter of 1997, the Company disposed of certain non-core business assets that resulted in a net gain of $25.3 million. The assets included the sale of the Company's 21.73% minority equity interest in the Iron Ore Company of Canada, which netted a gain of $37.0 million; the sale of its Great Lakes Division No. 5 coke oven battery and related coal inventories, which netted a loss of $11.1 million; and the sale of a coal mine property, which netted a gain of $3.0 million. Additionally, the Company recorded a $3.6 million charge related to the decision to cease operations of American Steel Corporation, a wholly owned subsidiary, which pickled and slit steel.

Income Taxes
------------

The Company recorded current taxes payable of $10.0 million and $40.7 million in the nine months ending September 30, 1998 and 1997, respectively. The Company also recorded a deferred tax benefit of $6.6 million and $16.2 million in the first nine months of 1998 and 1997, respectively.

The Company recorded current taxes payable of $4.0 million and $20.5 million in the third quarter of 1998 and 1997, respectively. The Company also recorded deferred tax expense of $4.2 million in the third quarter of 1998 and a deferred tax benefit of $5.4 million in the third quarter of 1997.

The Company's effective tax rate is lower than the combined federal and state statutory rates primarily because of continued utilization of available federal and state net operating loss carryforwards and the recognition of additional deferred tax benefits.

Liquidity and Sources of Capital
--------------------------------

The Company's liquidity needs arise primarily from capital investments, working capital requirements, pension funding requirements, principal and interest payments on its indebtedness, common stock dividend payments and stock repurchase programs. The Company has satisfied these liquidity needs with funds provided by long term borrowings and cash provided by operations. Additional sources of liquidity consist of a Receivables Purchase Agreement (the "Receivables Purchase Agreement") with commitments of up to $200.0 million and an expiration date of September 2002 and a $100.0 million and a $50.0 million credit facility, both of which are secured by the Company's inventories (the "Inventory Facilities") and expire in May 2000 and July 1999, respectively.

The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facilities and other debt instruments. On September 30, 1998, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facilities, and outstanding letters of credit under the Receivables Purchase Agreement totaled $81.0 million. During the first nine months of 1998, the maximum availability under the Receivables Purchase Agreement, after reduction of letters of credit outstanding, varied from $76.3 million to $119.0 million and was $119.0 million as of September 30, 1998.

At September 30, 1998, total debt as a percentage of total capitalization decreased to 26.4% as compared to 29.0% at December 31, 1997. Cash and cash equivalents totaled $106.6 million at September 30, 1998 compared to $312.6 million at December 31, 1997.

Cash Flows from Operating Activities
------------------------------------

For the nine months ended September 30, 1998, cash used in operating activities amounted to $93.9 million, a decrease of $390.8 million in comparison to the same period in 1997. This decrease is primarily attributable to the impact of working capital items and a decrease in net income. The increase in inventories of $111.1 million from December 31, 1997 balances was a significant use of cash during the first nine months of 1998. In October 1998, the Company decided to temporarily idle a blast furnace at its Great Lakes Division in order to stabilize inventory levels through the end of 1998. Other working capital items impacting cash used in operating activities include decreases in accrued liabilities mainly due to pension contributions and bonus payments, partially offset by noncash charges for depreciation and postretirement benefits. Net income of $64.9 million, including an unusual credit of $26.6 million, decreased $99.8 million as compared to the nine months ended September 30, 1997. See "Results of Operations" above for information regarding items that impacted net income.

Cash Flows from Investing Activities
------------------------------------

Capital investments for the nine months ended September 30, 1998 amounted to $83.9 million. The 1998 spending is mainly attributable to the construction of the new coating line at the Midwest Division, the reline of the Great Lakes Division "A" blast furnace, and the Company's new order fulfillment system.

Cash Flows from Financing Activities
------------------------------------

During the first nine months of 1998, the Company utilized $31.5 million of cash for financing activities that included scheduled debt payments, as well as dividend payments on the Company's common stock.

Other
-----

Year 2000 Issues
----------------

The "Year 2000" computer software problem is caused by programming practices that were originally intended to conserve computer memory by allowing only two digits in the date field, with the assumption being that the first two digits would be "19." Thus, there is a risk that systems, products and equipment which use date-sensitive software or computer chips with two digit date fields will recognize a date using "00" as the year 1900, rather than the year 2000. If not corrected, this error could cause such systems, products and equipment to fail or give erroneous results.

The Company has established a Year 2000 Project team to coordinate and oversee the Year 2000 remediation project. The team is supervised by an executive steering committee that meets regularly to monitor progress. The project includes the assessment and remediation of business software and other information technology items, as well as non-information technology items, such as process control software and embedded software in hardware devices. The Company has also sent written inquiries to its key vendors and suppliers to determine their Year 2000 compliance. The responses to these inquiries are being used to evaluate the extent to which the Company's operations could be interrupted as a result of the failure of a vendor or supplier to become Year 2000 compliant. Most key suppliers who have replied thus far to the Company's inquiries have indicated that they expect to be Year 2000 compliant on a timely basis. The Company intends to conduct follow up site visits with certain key suppliers to verify the responses to these written inquiries.

In order to verify the status of the Company's year 2000 compliance efforts, a major independent accounting and consulting firm was retained to perform a limited review of the Company's project plan and remediation activities and to provide its observations. The project is ongoing and will be completed in the fourth quarter of 1998.

Following is a table which shows the current status and expected substantial completion dates for the major components of the Company's Year 2000 project:

--------------------------------------------------------------------------------------------------------------
                                                                                             Estimated
                                    Description                                       Substantial Completion
--------------------------------------------------------------------------------------------------------------
General:
--------------------------------------------------------------------------------------------------------------
Development of a Year 2000 Project plan                                                      Complete
--------------------------------------------------------------------------------------------------------------
Limited review of Year 2000 Project plan by a major independent accounting
and consulting firm                                                                      4th quarter 1998
--------------------------------------------------------------------------------------------------------------
Mainframe business systems:
--------------------------------------------------------------------------------------------------------------
Transition of data service center to Year 2000 compliant provider                        4th quarter 1998
--------------------------------------------------------------------------------------------------------------
Business critical applications--remediated, tested and implemented                       4th quarter 1998
--------------------------------------------------------------------------------------------------------------
Non-business critical applications--remediated, tested and implemented                   2nd quarter 1999
--------------------------------------------------------------------------------------------------------------
Non mainframe computer equipment and software:
--------------------------------------------------------------------------------------------------------------
Inventory and assessment of all non mainframe computer equipment                         4th quarter 1998
--------------------------------------------------------------------------------------------------------------
Business computers at divisions remediated, tested and implemented                       2nd quarter 1999
--------------------------------------------------------------------------------------------------------------
Process control computers and embedded devices--assessed and remediated                  2nd quarter 1999
--------------------------------------------------------------------------------------------------------------
Vendors, customers and others:
--------------------------------------------------------------------------------------------------------------
Vendor readiness evaluations prepared and mailed                                             Complete
--------------------------------------------------------------------------------------------------------------
Review of responses and assessment of risk                                                    Ongoing
--------------------------------------------------------------------------------------------------------------
Contingency plan:
--------------------------------------------------------------------------------------------------------------
Development and review of contingency plan                                               2nd quarter 1999
--------------------------------------------------------------------------------------------------------------

The Company's Year 2000 compliance effort is currently progressing according to schedule. The remediation of the coding for the mission critical mainframe based applications has been completed. These programs are currently being tested to confirm that the remediation adequately corrected the problems, and they are scheduled to be returned to production by the end of 1998. Other non-critical mainframe based applications are currently being

----------------------------
remediated. The inventory, assessment and remediation of all non-mainframe hardware, business computers, process control computers and embedded devices are proceeding according to schedule. The Company has discovered some computer equipment that is not Year 2000 compliant and has made arrangements to replace it. An inventory of all desktop computer equipment, such as personal computers and printers, is being completed in the fourth quarter of 1998.

The Company expects to incur total costs of approximately $18.5 million to address all of its Year 2000 issues. This total consists of: (i) approximately $10.0 million to remediate mainframe business systems; (ii) approximately $4.7 million to remediate business computers at the divisions and other non-mainframe desk-top equipment; (iii) approximately $1.9 million to remediate process control computers and embedded devices; (iv) approximately $1.4 million for accelerated replacement of software which is not Year 2000 compliant; and (v) approximately $0.5 million for other related administrative costs. Of this total, the Company spent approximately $1.8 million during 1997 and $4.0 million during the first nine months of 1998. These cost estimates do not include any costs that may be incurred by the Company as a result of the failure of any supplier or customer of the Company, or any other party with whom the Company does business, to become Year 2000 compliant. Year 2000 costs have been paid by the Company as operating expenses from the Company's information technology budget. The Company has not deferred any other information technology projects as a result of its Year 2000 efforts.

Thus far, the Company's Year 2000 efforts have focused on (i) the assessment and remediation of information technology and non-information technology items and
(ii) the evaluation of the Year 2000 compliance status of key suppliers, customers and other parties with whom the Company does business. The information obtained by the Company from these activities will be used by the Company to determine the most reasonably likely worst case scenarios which could result from a failure by the Company or third parties to become Year 2000 compliant and to develop any necessary contingency plans for handling these worst case scenarios. The Company intends to make these determinations and create any necessary contingency plans by the end of the second quarter of 1999.

Based upon the information currently available to it, the Company believes that the implementation of its Year 2000 Project Plan will adequately resolve the Company's Year 2000 issues. However, since it is not possible to anticipate all possible future outcomes, there could be circumstances under which the Company's business operations are disrupted as a result of Year 2000 problems. These disruptions could be caused by (i) the failure of the Company's systems or equipment to operate as a result of Year 2000 problems, (ii) the failure of the Company's suppliers to provide the Company with raw materials, utilities, supplies or other products or services which are necessary to sustain the Company's manufacturing processes or other business operations, or (iii) the failure of the Company's customers to accept delivery of the Company's products as a result of their Year 2000 problems. Any such disruption to the Company's business operations could have a material adverse effect on the financial condition and results of operations of the Company.

Statements contained herein regarding the estimated costs and time to complete the Company's Year 2000 projects, and the potential effects of Year 2000 problems, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of factors could cause the actual costs, time for completion and effects to differ from those which are currently expected. These factors include, but are not limited to, the following: (1) the failure of the Company to accurately identify all software and hardware devices which are not Year 2000 compliant; (2) the failure of the remediation actions identified by the Company to adequately correct the Year 2000 problems; (3) the failure of the Company's customers or suppliers and other third parties with whom the Company does business to achieve Year 2000 compliance; (4) the inability of the Company to find sufficient outside resources to assist the Company in its Year 2000 remediation activities; and (5) increases in costs and fees charged by third parties retained by the Company to assist in the Company's Year 2000 remediation activities.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. The

----------------------------------------------------------

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of this Statement will be on earnings and the financial position of the Company.

Dividend on Common Stock
------------------------

On October 27, 1998, the Company's Board of Directors declared a regular quarterly common stock dividend of $0.07 per share, payable on December 9, 1998, to stockholders of record on November 20, 1998.

Repurchase of Class B Common Stock
----------------------------------

The Company's Board of Directors has authorized the repurchase of up to two million shares of its Class B Common Stock. The transactions will be completed from time to time over the next several months, depending on market conditions, through open market or privately negotiated purchases.

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

Forward looking statements, by their nature, involve risk and uncertainty. A variety of factors could cause business conditions and the Company's actual results and experience to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following: (1) changes in market prices and market demand for the Company's products; (2) changes in the costs or availability of the raw materials and other supplies used by the Company in the manufacture of its products; (3) equipment failures or outages at the Company's steelmaking and processing facilities; (4) losses of customers; (5) changes in the levels of the Company's operating costs and expenses; (6) collective bargaining agreement negotiations, strikes, labor stoppages or other labor difficulties; (7) actions by the Company's competitors, including domestic integrated steel producers, foreign competitors, mini-mills and manufacturers of steel substitutes, such as

Safe Harbor Statement Under
the Private Securities Litigation Reform Act of 1995 -(Continued)
----------------------------------------------------------------

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Environmental Matters

Midwest Division - NPDES Permit Violations. On October 1, 1998, the Company received a Notice of Violation ("NOV") from the Indiana Department of Environmental Management ("IDEM") which alleges exceedances of the Company's National Pollutant Discharge Elimination System ("NPDES") permit limitations between September 1995 and August 1998. IDEM has proposed a penalty of $354,250 for these alleged violations. Additionally, under IDEM's proposal, the Company would be required to install certain equipment to help prevent future violations. Settlement negotiations with IDEM are ongoing.

Iron River (Dober Mine) Site. This matter involves the Iron River (Dober Mine) site, and was previously reported in the Company's 1997 Form 10-K. On October 28, 1998, the Court approved a Consent Decree which resolved the State of Michigan's claim against the Company. Under the terms of the settlement, the Company will (1) pay $312,000 in satisfaction of the State's natural resource damage claim, (2) pay approximately $559,000 in settlement of the State's claim for past response and litigation costs, (3) assume responsibility for the ongoing operation and maintenance of a remedial system which was previously installed at the site to address the acid mine drainage from the site to the Iron River and (4) become the permittee on the NPDES permit applicable to the discharge from the remedial system to the Iron River. The Company continues to pursue its claims for contribution against certain third parties that it believes contributed to the contamination of the Iron River.

Great Lakes Division - Outfall Proceedings. This matter involves alleged exceedances at the hot strip mill located at the Company's Great Lakes Division and was previously reported in the Company's 1997 Form 10-K. The Company, the Michigan Department of Environmental Quality ("MDEQ") and the United States Coast Guard ("USCG") have reached an agreement to settle all claims associated with allegations of oil discharges at the hot strip mill and have established a procedure to determine MDEQ and USCG jurisdiction in the event of future discharge issues. Under the terms of the settlement, the Company will pay MDEQ $216,664 and the USCG $75,000. A Consent Order embodying the settlement with MDEQ has been executed by the Company and forwarded to MDEQ for signature. The Consent Order with USCG has not yet been negotiated.

Granite City Division - IEPA NOV - Beaching of Iron. This matter was previously reported in the Company's 1997 Form 10-K and involves the issuance of an NOV by the Illinois Environmental Protection Agency ("IEPA") to the Company's Granite City Division for alleged violations of various state air pollution requirements caused by pouring molten iron into a "beaching pit" on 34 occasions during 1996. On July 20, 1998, the IEPA issued modifications to the Company's blast furnace operating permits that allow beaching of iron in the event of a malfunction or breakdown.



Item 6.  Exhibits and Reports on Form 8-K

(a)  See attached Exhibit Index

(b)  Reports on Form 8-K

     The Company filed two reports on Form 8-K dated July 29, 1998 reporting on
     Item 5, Other Events.

     The Company filed a report on Form 8-K dated September 2, 1998 reporting on
     Item 5, Other Events.

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



                           NATIONAL STEEL CORPORATION


                           BY /s/ John A. Maczuzak
                             ---------------------
                           John A. Maczuzak
                           President and Chief Operating Officer



                           BY /s/ Glenn H. Gage
                              -----------------
                           Glenn H. Gage
                           Senior Vice President and Chief Financial Officer



Date:  November 13, 1998

                           NATIONAL STEEL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX

               For the quarterly period ended September 30, 1998




10-A Employment Contract dated as of August 1, 1998 between National Steel Corporation and Glenn H. Gage

10-B Employment Contract dated as of August 1, 1998 between National Steel Corporation and John F. Kaloski

10-C Employment Contract dated as of September 1, 1998 between National Steel Corporation and Yutaka Tanaka

10-D Amendment dated August 1, 1998 to Employment Contract between National Steel Corporation and David L. Peterson

15-A  Independent Accountants' Review Report

15-B  Acknowledgment Letter on Unaudited Interim Financial Information

27    Financial Data Schedule