Form 10-K
period 1998-12-31
NATIONAL STEEL CORP
filed 1999-02-16
CIK 70578

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     1998
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)
  [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1998
                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                         Commission File Number 1-983

                               ----------------

                          NATIONAL STEEL CORPORATION
            (Exact name of registrant as specified in its charter)

                                                     25-0687210
  Incorporated under the Laws of the    (I.R.S. Employer Identification No.)
           State of Delaware
    (State or other jurisdiction of
    incorporation or organization)

      4100 Edison Lakes Parkway,                     46545-3440
             Mishawaka, IN                           (Zip Code)
    (Address of principal executive
               offices)
Registrant's telephone number, including area code: 219-273-7000

Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
            Class B Common Stock                          New York Stock Exchange
First Mortgage Bonds, 8 3/8% Series due 2006              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No       .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At February 1, 1999, there were 41,906,040 shares of the registrant's common stock outstanding.

  Aggregate market value of voting stock held by non-affiliates: $182,965,639.

  The amount shown is based on the closing price of National Steel Corporation's Common Stock on the New York Stock Exchange on February 1, 1999. Voting stock held by officers and directors is not included in the computation. However, National Steel Corporation has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Selected portions of the 1999 Proxy Statement of National Steel Corporation are incorporated by reference into Part III of this Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           NATIONAL STEEL CORPORATION

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
Part I
  Item 1  Business..............................................................................   3
  Item 2  Properties............................................................................  12
  Item 3  Legal Proceedings.....................................................................  14
  Item 4  Submission of Matters to a Vote of Security Holders...................................  19

Part II
  Item 5  Market for Registrant's Common Stock and Related Stockholder Matters..................  21
  Item 6  Selected Financial Data...............................................................  22
  Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations.  23
  Item 7A Quantitative and Qualitative Disclosures about Market Risk............................  33
  Item 8  Financial Statements and Supplementary Data...........................................  34
  Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  62

Part III
  Item 10 Directors and Executive Officers of the Registrant....................................  62
  Item 11 Executive Compensation................................................................  62
  Item 12 Security Ownership of Certain Beneficial Owners and Management........................  63
  Item 13 Certain Relationships and Related Transactions........................................  63

Part IV
  Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  63

                                    PART I

Item 1. Business

Introduction

  National Steel Corporation, a Delaware corporation, (together with its consolidated subsidiaries, the "Company") is the fourth largest integrated steel producer in the United States and is engaged in the manufacture and sale of a wide variety of flat rolled carbon steel products, including hot rolled, cold rolled, galvanized, tin and chrome plated steels. The Company targets high value-added applications of flat rolled carbon steel for sale primarily to the automotive, construction and container markets. The Company's principal executive offices are located at 4100 Edison Lakes Parkway, Mishawaka, Indiana 46545-3440; telephone (219) 273-7000.

  The Company was formed through the merger of Great Lakes Steel Corporation, Weirton Steel Corporation and Hanna Iron Ore Company and was incorporated in Delaware on November 7, 1929. The Company built a finishing facility, now the Midwest operations in Portage, Indiana ("Midwest"), in 1961, and in 1971 purchased Granite City Steel Corporation, now the Granite City Division. On September 13, 1983, the Company became a wholly-owned subsidiary of National Intergroup, Inc., (which subsequently changed its name to FoxMeyer Health Corporation and then to Avatex Corporation and is hereinafter referred to as "Avatex"). On January 11, 1984, the Company sold the principal assets of its Weirton Steel Division and retained certain liabilities related thereto. On August 31, 1984, NKK Corporation (collectively, with its subsidiaries, "NKK") purchased a 50% equity interest in the Company from Avatex. In connection with this purchase, Avatex agreed to indemnify the Company for (i) certain environmental liabilities related to the Company's former Weirton Steel Division and the Company's subsidiary, Hanna Furnace Corporation and (ii) certain pension and employee benefit liabilities related to the Weirton Steel Division (together, the "Indemnification Obligations"). On June 26, 1990, NKK purchased an additional 20% equity interest in the Company from Avatex. In connection with this purchase, Avatex was issued shares of the Company's Series B Redeemable Preferred Stock and NKK was issued shares of the Company's Series A Preferred Stock. In April 1993, the Company completed an initial public offering of its Class B Common Stock. In October 1993, Avatex converted all of its shares of Class A Common Stock to an equal number of shares of Class B Common Stock and subsequently sold substantially all of its shares of Class B Common Stock in the market in January 1994, resulting in NKK owning a 75.6% voting interest in the Company at December 31, 1994. On February 1, 1995, the Company completed a primary offering of 6.9 million shares of Class B Common Stock. Subsequent to that transaction, NKK's voting interest decreased to 67.6%. In November 1997, the Company entered into an agreement with Avatex to redeem all of the Series B Redeemable Preferred Stock held by Avatex and to release Avatex from the Indemnification Obligations. In December 1997, the Company completed the redemption of the Series A Preferred Stock held by NKK for a redemption price of $36.7 million, plus accrued dividends of approximately $0.6 million. Following this transaction, and the settlement with Avatex described above, the Company no longer has any preferred stock outstanding.

Recent Developments

  Trade Cases. During 1998, imports of steel mill products, which had soared to record levels in 1997, continued to escalate. New monthly records were set in 1998 as imports captured over 34% of apparent steel supply in the third quarter of 1998. This surge in imports led to a significant decline in operating rates for many steel manufacturers. On September 30, 1998 the Company joined a number of other U.S. steel producers in filing certain unfair trade petitions before the Department of Commerce and International Trade Commission. These unfair trade petitions were filed against foreign steel companies in Brazil, Japan, and Russia alleging widespread dumping of imported hot-rolled carbon steel flat products and in the case of Brazil, substantial subsidization of those products. The Company joined as a petitioner in these cases except the one involving Japan. A final resolution to these trade cases is expected on or shortly before June 19, 1999. (See Item 3. Legal Proceedings).

  Expansion of Value-Added Processing Capacity. During 1998 the Company continued to strengthen its value-added processing capacity. In February 1998, the Company announced that it had entered into a joint venture with Robinson Steel Co., Inc. to form National Robinson L.L.C. which will produce value added cut-to-length steel plates and sheets with superior quality, flatness and dimensional tolerances. In April 1998, construction was completed and production began on a new galvanizing line at Midwest with a capacity of 270,000 tons. In October 1998, the Company entered into a contract for the construction of a new 450,000 ton hot dip galvanizing facility at its Great Lakes operations in Ecorse and River Rouge, Michigan ("Great Lakes"), which will serve the automotive industry.

  Property Tax Settlement. During the third quarter of 1998, the Company recorded an unusual credit of $26.6 million resulting from the settlement of a lawsuit seeking a reduction in the assessed value of the Company's real and personal property at Great Lakes relating to the 1991 through 1997 tax years. The Company received tax refunds and was granted a lower assessment base that is expected to result in future tax savings.

  Common Stock Repurchase Program and Common Stock Dividends. On August 26, 1998, the Board of Directors authorized the repurchase of up to two million shares of the Company's Class B Common Stock. As of December 31, 1998, the Company had acquired 1,109,700 shares at a cost of $8.4 million. In addition, the Company purchased 272,500 shares through February 1, 1999 at a cost of $2.6 million. Also during 1998, the Company paid quarterly dividends of $0.07 per common share (or a total in 1998 of $0.28 per common share or $12.1 million). On February 9, 1999, the Board of Directors authorized a quarterly dividend of $0.07 per common share, payable on March 10, 1999 to stockholders of record on February 23, 1999.

Strategy

  The Company's strategy is to improve and sustain overall profitability, thereby enhancing stockholder value, by reducing the cost of production, improving productivity and product quality, shifting its product mix to higher value-added products and strengthening its overall capital structure. Management has developed a number of strategic initiatives designed to achieve the Company's goals.

  Continued Reduction of Production Costs. Reducing all costs associated with the production process is essential to the Company's overall cost reduction program. It is management's ongoing focus to reduce the total cost of producing finished steel, of which the single largest component remains the production of hot rolled bands. Specific initiatives have included (i) improving labor productivity and production yields; (ii) installing a predictive maintenance program designed to maximize production time and equipment life while minimizing unscheduled outages; (iii) reducing shipments of secondary and limited warranty steel; (iv) enhancing production capacity; and (v) reducing overall headcount.

  Capital Investments in Higher Value-Added Processing Capacity. In order to improve productivity, operating costs and product quality, the Company has made substantial investments in capital improvements at the Company's steelmaking and finishing operations. Specific capital projects to enhance value-added processing capacity have included (i) the construction of the 270,000 ton #3 galvanizing line at Midwest completed in 1998, (ii) a substantial upgrade of the Company's existing 72-inch galvanizing facility at Midwest, including a capacity increase to 450,000 tons completed in 1997,
(iii) the construction of a 270,000 ton galvanizing facility ("Triple G") at Granite City completed in 1996, (iv) the construction of a 270,000 ton joint venture galvanizing facility near Jackson, Mississippi, which commenced operations in 1994 ("Double G"), and (v) the construction of a 400,000 ton joint venture hot dip galvanizing facility in Windsor, Ontario, which commenced operations in 1993 ("DNN"). The Company is committed to utilize 50% of each of Double G's and DNN's line time. The Company entered into a contract for the construction of a new 450,000 ton hot dip galvanizing line at Great Lakes to serve the automotive industry. Total expenditures for this facility are expected to be approximately $175 million, and start-up is scheduled for the first half of 2000. Including the new facility, the Company's total annual coated products capacity is expected to exceed 3.5 million tons in 2001, an increase of over 45% since 1994. With the completion of this facility, the Company believes that total annual coated shipments could account for approximately 60% of total shipments in 2001 as compared to approximately 38% in 1994.

  Investments in Downstream Processing Businesses. To further increase the Company's shipments of higher value-added products, enhance profitability and reduce competitive threats, the Company has invested in several downstream businesses, including (i) a 50% interest in National Robinson LLC, formed in 1998 to construct and operate a temper mill and provide other value-added processing for 200,000 tons of the Company's hot rolled bands annually; (ii) a 56% interest in ProCoil Corporation ("ProCoil"), a joint venture formed to provide blanking, slitting, cutting-to-length and laser welding for the automotive markets, to which the Company ships approximately 250,000 tons of steel coils per year; and (iii) a 25% interest in Tinplate Holdings, Inc. ("Tinplate"), a tin mill service center for which the Company is the largest supplier.

  Increased Focus on the Growing Construction Market. This market demands high-quality products, on-time delivery and effective, efficient technical support and customer service. In recent years, the Company has increased its focus on the construction market. This increased focus on the construction market is designed to increase operating margins, reduce competitive threats and maintain high capacity utilization rates while diversifying the Company's dependence on any one market. Of the Company's coating capacity constructed since 1994, 675,000 tons are targeted towards the construction industry. Since 1994, the Company has increased shipments to the construction industry by 47% from 0.8 million tons to 1.1 million tons in the year ended December 31, 1998. The Company believes it is the largest U.S. supplier of flat rolled steel to the construction industry, with a market share of approximately 23%. The construction market has historically been a growing and important customer base for the Company, accounting for approximately 27% of net sales in 1998.

  Increased Penetration in Higher Value-Added Sectors of the Automotive Market. In order to better serve this customer group while enhancing margins, the Company has targeted additional opportunities to sell higher value-added products, including galvanized products and steel used in exposed automotive applications. The Company's initiatives have included: (i) upgrading its 72-inch galvanizing line at Midwest to service demand for critically exposed automotive applications; (ii) investing in ProCoil to provide laser welding and blanking; (iii) establishing the Product Application Center and Technical Research Center near Great Lakes, centrally located near the major automotive manufacturers; and (iv) constructing a new hot dip galvanizing facility at Great Lakes. The Company believes it is one of the largest U.S. suppliers of flat rolled steel to the automotive industry with a market share of approximately 11%. The automotive industry has historically been an important customer base for the Company, accounting for approximately 30% of net sales in 1998.

  Strengthened Capital Structure. Management intends to continue to strengthen the Company's financial position with cash from operations as well as evaluating alternatives for the monetization of certain assets. Since 1994, the Company has decreased debt and preferred stock obligations from $774.0 million to $323.0 million primarily by prepaying certain obligations, including the Great Lakes No. 5 coke battery loans, and redeeming the Company's 11% Series A Preferred Stock and the 11% Series B Redeemable Preferred Stock. Funding for these prepayments has been provided from cash flow from operations and the proceeds from the sale of certain assets. In addition, the Company has reduced its net unfunded pension and other postretirement employee benefit liabilities primarily by prefunding its obligations and benefiting from favorable investment returns.

  Overall Quality Improvement. An important element of the Company's strategy is to reduce the cost of poor quality production which currently results in the sale of nonprime products at lower prices and requires substantial additional processing costs. The Company has made significant improvements in this area by changing certain work practices, increasing process control and utilizing employee-based problem solving, thus eliminating dependence on final inspection and reducing internal rejections and additional processing. Since 1994, the Company has reduced its shipment of secondary and limited warranty steel from approximately 12% of total shipments to approximately 8% of total shipments for the year ended December 31, 1998. The Company is currently ISO 9002/QS 9000 registered.

Alliance with NKK

  The Company has a strong alliance with its principal stockholder, NKK, the second largest steel company in Japan. Since 1984, the Company has had access to a wide range of NKK's steelmaking, processing and applications technology. The Company's engineers include approximately 31 engineers transferred from NKK, who serve primarily at the Company's divisions. These engineers, as well as engineers and technical support personnel at NKK's facilities in Japan, assist in improving operating practices and developing new manufacturing processes. This support also includes providing input on ways to improve raw steel production and finished product yields and enhance overall productivity. In addition, NKK has provided financial assistance to the Company in the form of investments, loans and introductions to Japanese financial institutions and trading companies; however, there can be no assurance given as to the extent of NKK's future financial support beyond existing contractual commitments.

  This alliance with NKK was further strengthened by the Agreement for the Transfer of Employees with NKK Corporation entered into by the Company and NKK effective as of May 1, 1995 (superseding a prior arrangement). The agreement was unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK. Pursuant to the terms of this agreement, technical and business advice is provided through NKK employees who are transferred to the employ of the Company. The agreement further provides that the initial term can be extended from year to year after expiration of the initial term, if approved by NKK and a majority of the directors of the Company who were not then, and never have been, employees of NKK. The agreement has been extended through the calendar year 1999 in accordance with this provision. Pursuant to the terms of the agreement, the Company will reimburse NKK for the costs and expenses incurred by NKK in connection with the transfer of these employees, subject to an agreed upon cap. The cap was $11.7 million during the initial term and $7.0 million during each of 1999, 1998, and 1997. The Company incurred approximately $6.0 million, $6.6 million and $6.4 million under this agreement, during 1998, 1997 and 1996, respectively. In addition, the Company utilized various other engineering services provided by NKK outside of the agreement and incurred approximately $0.9 million, $1.3 million and $0.3 million for these services during 1998, 1997 and 1996, respectively.

Customers

  Automotive. The Company is a major supplier of hot and cold rolled steel and higher value-added galvanized coils to the automotive industry, one of the most demanding group of steel consumers. The Company's steel has been used in a variety of automotive applications including exposed and unexposed panels, wheels and bumpers. Automotive manufacturers require wide sheets of steel, rolled to exact dimensions. In addition, formability and defect-free surfaces are critical. The Company has been able to successfully meet these demands.

  Construction. The Company is also a leading supplier of steel to the construction market. Roof and building panels are the principal applications for galvanized and Galvalume(R) steel in this market. Steel framing is growing in popularity with contractors. Management believes that demand for Galvalume(R) steel will exhibit strong growth for the next several years, partially as a result of a trend away from traditional building products, and that the Company is well positioned to profit from this growth as a result of both its position in this market and its additional capacity referred to above.

  Container. The Company produces chrome and tin plated steels to exacting tolerances of gauge, shape, surface flatness and cleanliness for the container industry. Tin and chrome plated steels are used to produce a wide variety of food and non-food containers. In recent years, the market for tin and chrome plated steels has been relatively stable and profitable for the Company.

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

  The following table sets forth the percentage of the Company's revenues from various markets for the past three years.

                                                            1998   1997   1996
                                                            -----  -----  -----
      Automotive...........................................  29.5%  27.0%  27.6%
      Construction.........................................  26.6   24.8   21.6
      Containers...........................................  11.3   11.0   10.6
      Pipe and Tube........................................   5.6    7.3    6.5
      Service Centers......................................  19.5   21.3   20.2
      All Other............................................   7.5    8.6   13.5
                                                            -----  -----  -----
                                                            100.0% 100.0% 100.0%
                                                            =====  =====  =====

  No customer accounted for more than 10% of net sales in 1998, 1997 or 1996. Export sales accounted for approximately 2.1% of revenues in 1998, 2.0% in 1997 and 0.8% in 1996.

  The Company's products are sold through sales offices located in Chicago, Detroit, Houston, Indianapolis, Kansas City, Cleveland and St. Louis. Substantially all of the Company's orders are for short-term delivery. Accordingly, backlog is not meaningful when assessing future results of operations.

  Approximately two-thirds of the Company's products are sold under long-term sales arrangements, most of which are negotiated on an annual basis. Any sales arrangements with a term of six months or more are considered to be "long-term." A significant amount of the Company's flat rolled steel sales to larger customers in the automotive and container markets are made pursuant to such sales arrangements. The Company's sales arrangements generally provide for set prices for the products ordered during the period that they are in effect. As a result, the Company may experience a delay in realizing price changes related to its long-term business. Much of the remainder of the Company's products are sold under contracts covering shorter periods at the then prevailing market prices for such product.

  Customer Partnership. The Company's customer partnership program provides superior quality and service through technical assistance, local customer service and sales support. Management believes it is able to further differentiate the Company's products and to promote customer loyalty by establishing close relationships through early customer involvement, providing technical services and support and utilizing its Product Application Center and Technical Research Center facilities while exposing a customer to a number of Company personnel.

  The Company's Technical Research Center near Great Lakes develops new products, improves existing products and develops more efficient operating procedures to meet the constantly increasing demands of the automotive, construction and container markets. The Company employs approximately 55 chemists, physicists, metallurgists and engineers in connection with its research activities. The research center is responsible for, among other things, the development of five new high strength steels for automotive weight reduction and a new galvanized steel for the construction market. In addition, the Company operates a Product Application Center near Detroit dedicated to providing product and technical support to customers. The Product Application Center assists customers with application engineering (selecting optimum metal and manufacturing methods), application technology (evaluating product performance) and technical developments (performing problem solving at plants). The Company spent $11.0 million, $10.9 million and $11.1 million for research and development in 1998, 1997 and 1996, respectively. In addition, the Company participates in various research efforts through the American Iron and Steel Institute (the "AISI").

Operations

  The Company operates three principal facilities: two integrated steel plants, the Granite City Division in Granite City, Illinois, near St. Louis, and Great Lakes in Ecorse and River Rouge, Michigan, near Detroit, and a finishing facility, Midwest in Portage, Indiana, near Chicago. Great Lakes and Midwest operate as the Regional Division, a single business enterprise, in order to improve the planning and coordination of production at both plants and enhance the ability of the Company to monitor its costs and utilize its resources, thereby allowing the Company to more effectively meet customer needs.

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

                                             Raw Steel Production Data
                                   ---------------------------------------------
                                                         Effective   Percentage
                                   Effective   Actual    Capacity   Continuously
                                   Capacity  Production Utilization     Cast
                                   --------- ---------- ----------- ------------
                                              (Thousands of net tons)
   The Company
     1998.........................    6,600     6,087      92.2%       100.0%
     1997.........................    6,800     6,527      96.0        100.0
     1996.........................    7,000     6,557      93.7        100.0
     1995.........................    6,300     6,081      96.5        100.0
     1994.........................    6,000     5,763      96.1        100.0
   Domestic Steel Industry*
     1998.........................  125,300   107,643      85.9         95.3
     1997.........................  121,400   108,561      89.4         94.7
     1996.........................  116,100   105,309      90.7         93.2
     1995.........................  112,500   104,930      93.3         91.1
     1994.........................  108,200   100,579      93.0         89.5

--------
*Information as reported by the AISI. The 1998 industry information is preliminary.

  In 1998, effective capacity decreased to 6.6 million net tons primarily as a result of the scheduled reline of the Great Lakes "A" blast furnace. Effective capacity in 1997 was lowered from 1996 to reflect more realistic operating levels based on the Company's operating practices in 1996. In 1996, effective capacity increased to 7 million net tons primarily due to successfully negotiated environmental relief at the Granite City Division. In 1995, effective capacity increased to 6.3 million net tons due to improved operating efficiencies, primarily at Great Lakes.

Raw Materials

  Iron Ore. The metallic iron requirements of the Company are supplied primarily from iron ore pellets that are produced from a concentration of low grade ores. The Company, through its wholly owned subsidiary, National Steel Pellet Company ("NSPC"), has reserves of iron ore adequate to produce approximately 353 million gross tons of iron ore pellets. The Company's iron ore reserves are located in Minnesota and Michigan. Excluding the effects of the thirteen month period from August 1, 1993 through August 28, 1994 when NSPC was idled, a significant portion of the Company's average annual consumption of iron ore pellets was obtained from the deposits of the Company during the last five years. The remaining iron ore pellets consumed by the Company were purchased from third parties. Iron ore pellets available to the Company from its own deposits and outside suppliers are expected to be sufficient to meet the Company's total iron ore requirements at competitive market prices for the foreseeable future.

  The Company previously owned a minority equity interest in Iron Ore Company of Canada ("IOC"). On April 1, 1997, the Company completed the sale of that equity interest to North Limited. The Company continues to purchase iron ore at fair market value from IOC pursuant to long-term supply agreements.

  Coal. In 1992, the Company decided to exit the coal mining business and sell or dispose of its coal reserves and related assets. The remaining coal assets constitute less than 0.3% of the Company's total assets.

The Company believes that supplies of coal, adequate to meet the Company's needs, are readily available from third parties at competitive market prices.

  Coke. On June 12, 1997, the Company sold the machinery, equipment, improvements and other personal property and fixtures constituting the Great Lakes No. 5 coke battery, together with the related coal inventories, to a subsidiary of DTE Energy Company, and received proceeds (net of taxes and expenses) of approximately $234 million. The Company will continue to operate and maintain the coke battery on a contract basis and will purchase the majority of the coke produced from the battery under a requirements contract, with the price being adjusted during the term of the contract, primarily to reflect changes in production costs.

  The Company also operates two efficient coke batteries servicing the Granite City Division. Approximately 60% of the Company's annual coke requirements can be supplied by the Great Lakes and Granite City coke batteries. The remaining coke requirements are met through competitive market purchases.

  The Company fully implemented a pulverized coal injection process in February 1997 at its blast furnaces at Great Lakes, which continues to reduce the Company's dependency on outside coke supplies.

  Limestone. An affiliated company in which the Company holds a minority equity interest has limestone reserves of approximately 70 million gross tons located in Michigan. During the last five years, approximately 70% of the Company's average annual consumption of limestone was derived from these reserves. The Company's remaining limestone requirements were purchased at competitive market prices from unaffiliated third parties.

  Scrap and Other Materials. Supplies of steel scrap, tin, zinc and other alloying and coating materials are readily available at competitive market prices.

Patents and Trademarks

  The Company has the patents and licenses necessary for the operation of its business as now conducted. The Company does not consider its patents and trademarks to be material to the business of the Company.

Employees

  As of December 31, 1998, the Company employed 9,230 people. The Company has labor agreements with the United Steelworkers of America ("USWA"), the International Chemical Workers Council of the United Food and Commercial Workers and other labor organizations which collectively represent approximately 82% of the Company's employees. In 1993, the Company entered into labor agreements, which expire on July 31, 1999, with these various labor organizations ("1993 Settlement Agreement"). Scheduled negotiations reopened in 1996 and were ultimately resolved utilizing the arbitration provisions provided for in the 1993 Settlement Agreement, without any disruption to the Company's operations.

  The Company's ability to operate could be impacted by strike or work stoppage if it is unable to negotiate a new agreement with its represented employees when the existing agreement expires on July 31, 1999. The USWA's labor agreements with certain other domestic integrated steel producers also expire on July 31, 1999. There can be no assurances that work stoppages will not occur in the future in connection with contract negotiations or otherwise, or as to the financial impact of such a stoppage. A prolonged general work stoppage would have a material adverse effect on the Company's results of operations and financial condition. Also, the Company's profitability could be adversely affected if increased costs associated with any future contract are not recoverable through productivity improvements, price increases or other cost reductions.

Competition

  The Company is in direct competition with domestic and foreign flat rolled carbon steel producers and producers of plastics, aluminum and other materials which can be used in place of flat rolled carbon steel. Steel industry participants compete primarily on price, service and quality. The Company believes it is able to differentiate its products from those of its competitors by, among other things, providing technical services and support, utilizing its Product Application Center and Technical Research Center facilities, and by its focus on improving product quality through, among other things, capital investment and research and development, as previously described. The Company competes with domestic integrated and mini-mill steel producers, some of which have greater resources than the Company.

  Imports. Domestic steel producers face significant competition from foreign producers and, from time to time, have been adversely affected by what the Company believes to be unfairly traded imports. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the United States dollar against foreign currencies. Steel imports increase when the value of the dollar is strong in relation to foreign currencies. The recent economic slowdown in certain foreign markets, particularly Japan, has resulted in an increase in imports at depressed prices over recent months. Imports of finished steel products accounted for approximately 19% of the domestic market during 1993 to 1997 and approximately 26% in 1998. Some foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

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

  Mini-mills. Mini-mills also provide significant competition in certain product lines, including hot rolled and cold rolled sheets, which represented, in the aggregate, approximately 53% of the Company's shipments in 1998. Mini-mills are relatively efficient, low-cost producers which make steel from scrap in electric furnaces, with lower employment and environmental costs and targeted regional markets. Thin slab casting technologies have allowed mini-mills to enter certain sheet markets which have traditionally been supplied by integrated producers. Certain companies have announced plans for, or have indicated that they are currently considering, additional mini-mill plants for sheet products in the United States.

  Steel Substitutes. In the case of many steel products, there is substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete. Conversely, the Company and certain other manufacturers of steel products have begun to compete in recent years in markets not traditionally served by steel producers.

Environmental Matters

  The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. The Company has made capital expenditures of $1.0 million in connection with matters relating to environmental control during 1998. The Company currently estimates that it will incur capital expenditures in connection with matters relating to environmental control of approximately $8 million and $20 million for 1999 and 2000, respectively. In addition, the Company recorded expenses for environmental compliance, including depreciation, of $62.5 million in 1998 and expects to record expenses of approximately $63 million in each of 1999 and 2000. Since environmental laws and regulations are becoming increasingly stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of future changes in circumstances or regulatory requirements, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. The costs for environmental compliance may also place the Company at a competitive disadvantage with respect to foreign steel producers, as well as manufacturers of steel substitutes, that are subject to less stringent environmental requirements.

  In 1990, Congress passed amendments to the Clean Air Act which impose stringent standards on air emissions. The Clean Air Act amendments will directly affect the operations of many of the Company's facilities, including its coke ovens. Under such amendments, coke ovens generally will be required to comply with progressively more stringent standards over the thirty-year period beginning on the date of enactment of the amendments. The Company believes that the costs for complying with the Clean Air Act amendments will not have a material adverse effect, on an individual site basis or in the aggregate, on the Company's financial position, results of operations or liquidity.

  The Resource Conservation Recovery Act of 1976, as amended ("RCRA") imposes certain investigation and corrective action obligations on facilities that are operating under a permit, or are seeking a permit, to treat, store or dispose of hazardous wastes. The Company has conducted an investigation at its Midwest facility and is currently waiting for approval from the United States Environmental Protection Agency ("EPA") regarding the results of the investigation and proposed corrective actions. Upon final approval of the RCRA corrective action program by the EPA, the Company will begin the remediation. The Company has accrued approximately $2 million as a liability for this project, which represents the minimum amount that can be reasonably estimated, as of December 31, 1998. At the present time, the Company's other facilities are not subject to corrective action.

  The Company has recorded an aggregate liability of approximately $2.0 million at December 31, 1998 for the reclamation costs to restore its coal and iron ore mines at its shut down locations to their original and natural state, as required by various federal and state mining statutes. These matters are discussed under the caption "Coal Mine Reclamation Proceedings" in Item 3, "Legal Proceedings".

  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") in a number of CERCLA and other environmental cleanup proceedings. These matters are discussed under the caption "CERCLA and Other Environmental Cleanup Proceedings" in Item 3, "Legal Proceedings". With respect to those sites, the Company has accrued an aggregate liability of $11.2 million as of December 31, 1998.

  During 1997, the Company settled substantially all of the claims it had previously filed against certain of its insurance carriers seeking coverage under its comprehensive general liability insurance policies for its environmental liabilities. In connection with this settlement, the Company recognized insurance proceeds (net of taxes and expenses) aggregating approximately $13.6 million. The settlement with the insurance carriers also included an agreement by certain carriers to provide partial insurance coverage for certain existing and future major environmental liabilities.

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

Item 2. Properties

The Granite City Division.

  The Granite City Division, located in Granite City, Illinois, has an annual hot rolled band production capacity of approximately 3.6 million tons. All steel at Granite City is continuous cast. Granite City also uses ladle metallurgy to refine the steel chemistry to enable it to meet the exacting specifications of its customers. The facility's ironmaking facilities consist of two coke batteries and two blast furnaces. Finishing facilities include an 80-inch hot strip mill, a continuous pickler, a tandem mill and three hot dip galvanizing lines. Construction of the third hot dip galvanizing line, a 270,000 ton coating facility producing higher value added products for the construction market, was completed in 1996. This facility, known as Triple G, cost approximately $85.0 million. Granite City ships approximately 10% of its total production to Midwest for finishing. Principal products of the Granite City Division include hot rolled, hot dipped galvanized and Galvalume(R), grain bin and high strength, low alloy steels.

  The Granite City Division is located on 1,540 acres and employs 2,990 people. The Division's proximity to the Mississippi River and other interstate transit systems, both rail and highway, provides easy accessibility for receiving raw materials and supplying finished steel products to customers.

The Regional Division.

 Great Lakes

  Great Lakes, located in Ecorse and River Rouge, Michigan, is an integrated facility engaged in steelmaking primarily for use in the automotive market with an annual hot rolled band production capacity of approximately 4.4 million tons. All steel at this location is continuous cast. Great Lakes ironmaking facilities consist of three blast furnaces, and a rebuilt 85-oven coke battery which was sold in 1997 to a subsidiary of DTE Energy Company. Great Lakes also operates two basic oxygen process vessels, a vacuum degasser and a ladle metallurgy station. Finishing facilities include a hot strip mill, a skinpass mill, a shear line, a high speed pickle line, a tandem mill, a batch annealing station, two temper mills, two customer service lines, and an electrolytic galvanizing line. Great Lakes ships approximately 45% of its production to Midwest and to joint venture coating operations for value-added processing. Principal products include hot rolled, cold rolled, electrolytic galvanized, and high strength, low alloy steels.

  Great Lakes is located on 1,100 acres and employs 3,636 people. The facility is strategically located with easy access to water, rail and highway transit systems for receiving raw materials and supplying finished steel products to customers.

 Midwest

  Midwest, located in Portage, Indiana, finishes hot rolled bands produced at Great Lakes and Granite City primarily for use in the automotive, construction and container markets. All of the processes performed at Midwest help enhance the Company's profitability by turning commodity grades of hot rolled steel into higher value-added products. Midwest facilities include a continuous pickling line, two cold reduction mills, two continuous galvanizing lines, a 48 inch wide line which can produce galvanized or Galvalume(R) steel products and which services the construction market, and a 72 inch wide line which services the automotive market; finishing facilities for cold rolled products consisting of a batch annealing station, a sheet temper mill and a continuous stretcher leveling line, an electrolytic cleaning line, a continuous annealing line, two tin temper mills, two tin recoil lines, an electrolytic tinning line and a chrome line which services the container markets. During 1997, the Company completed an expansion of the 72^ galvanizing line. In addition, in the second quarter of 1998, Midwest completed construction of a 270,000 ton coating line to serve the construction market. Principal products include tin mill products, hot dipped galvanized and Galvalume(R) steel, cold rolled, and electrical lamination steels.

  Midwest is located on 1,100 acres and employs 1,557 people. Its location provides excellent access to rail, water and highway transit systems for receiving raw materials and supplying finished steel products to customers.

National Steel Pellet Company

  National Steel Pellet Company ("NSPC") is located on the western end of the Mesabi Iron Ore Range in Keewatin, Minnesota, and mines, crushes, concentrates and pelletizes low grade taconite ore into iron ore pellets. NSPC operations include two primary crushers, ten primary mills, five secondary mills, a concentrator and a pelletizer. The facility has a current annual effective iron ore pellet capacity of approximately 5.3 million gross tons and reserves in excess of 350 million gross tons. NSPC also has a combination of rail and vessel access to the Company's integrated steel mills.

Joint Ventures and Equity Investments

  In order to increase its production of higher value-added products, the Company has entered into the following joint ventures.

  DNN Galvanizing Limited Partnership. As part of its strategy to focus its marketing efforts on high quality steels for the automotive industry, the Company entered into an agreement with NKK and Dofasco Inc., a large Canadian steel producer ("Dofasco"), to build and operate DNN, a 400,000 ton per year, hot dip galvanizing facility in Windsor, Ontario, Canada. This facility incorporates state-of-the-art technology to galvanize steel for critically exposed automotive applications. The Company owns a 10% equity interest in DNN, NKK owns a 40% equity interest and Dofasco owns the remaining 50%. The facility is modeled after NKK's Fukuyama Works Galvanizing Line that has provided high quality galvanized steel to the Japanese automotive industry for several years. The Company is committed to utilize 50% of the available line time of the facility and pay a tolling fee designed to cover fixed and variable costs with respect to 50% of the available line time, whether or not such line time is utilized. The plant began production in January 1993 and is currently operating at capacity. The Company's steel substrate requirements are provided to DNN by Great Lakes.

  Double G Coatings, L.P. To continue to meet the needs of the growing construction market, the Company and Bethlehem Steel Corporation formed a joint venture to build and operate Double G Coatings, L.P. ("Double G"). The Company owns a 50% equity interest in Double G. Double G is a 270,000 ton per year hot dip galvanizing and Galvalume(R) steel facility near Jackson, Mississippi. The facility is capable of coating 48 inch wide steel coils with zinc to produce a product known as galvanized steel and with a zinc and aluminum coating to produce a product known as Galvalume(R) steel. Double G primarily serves the metal buildings segment of the construction market in the south central United States. The Company is committed to utilize 50% of the available line time of the facility and pay a tolling fee designed to cover fixed and variable costs with respect to 50% of the available line time, whether or not such line time is utilized. The joint venture commenced production in the second quarter of 1994 and reached full operating capacity in 1995. The Company's steel substrate requirements are provided to Double G by Great Lakes.

  ProCoil Corporation. ProCoil Corporation ("ProCoil") is a joint venture between the Company and Marubeni Corporation, located in Canton, Michigan. ProCoil operates a steel processing facility to which the Company ships approximately 250,000 tons of steel coil per year. ProCoil began operations in 1988 and a warehousing facility which began operations in 1992. The Company owns a 56% equity interest in ProCoil, and Marubeni Corporation owns the remaining 44%. ProCoil blanks, slits and cuts steel coils to desired lengths to service automotive market customers and will provide laser welding services in 1999. In addition, ProCoil warehouses material to assist the Company in providing just-in-time delivery to customers. Effective as of May 31, 1997, the consolidated financial statements of the Company include the accounts of ProCoil.

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

  National Robinson LLC. In February 1998, the Company entered into an agreement with Robinson Steel Co., Inc. to form a joint venture company, named National Robinson LLC. The Company owns a 50% equity interest in National Robinson LLC. This new company will operate a temper mill, leveler and cut to length facility in Granite City, Illinois to produce high value added cut-to-length steel plates and sheets with superior quality, flatness and dimensional tolerances. National Robinson LLC is expected to process approximately 200,000 tons of hot rolled steel supplied by the Company. Construction of the new facility is expected to be completed in the first quarter of 1999.

Other Information With Respect to the Company's Properties

  In addition to the properties described above, the Company owns its corporate headquarters facility in Mishawaka, Indiana. Generally, the Company's properties are well maintained, considered adequate and being utilized for their intended purposes. The Company's steel production facilities are owned in fee by the Company except for (i) a continuous caster and related ladle metallurgy facility which service Great Lakes, (ii) an electrolytic galvanizing line, which services Great Lakes, and (iii) a portion of the coke battery, which services the Granite City Division, each of which are owned by third parties and leased to the Company pursuant to the terms of operating leases. The electrolytic galvanizing line lease, the coke battery lease and the continuous caster and related metallurgy facility lease are scheduled to expire in 2001, 2004, and 2008, respectively. Upon expiration, the Company has the option to extend the respective lease or purchase the facility at fair market value.

  Substantially all of the land (excluding certain unimproved land), buildings and equipment (excluding, generally, mobile equipment) that are owned in fee by the Company at Great Lakes, Midwest and the Granite City Division are subject to a lien securing the Company's First Mortgage Bonds, 8 3/8% Series due 2006 ("First Mortgage Bonds"). Included among the items which are not subject to this lien are a vacuum degassing facility and a pickle line which service Great Lakes and a continuous caster facility which services the Granite City Division; however, each of these items is subject to a mortgage granted to the respective lender that financed the construction of the facility. The Company has also agreed to grant to the Voluntary Employees' Benefit Association Trust ("VEBA Trust") a second mortgage on that portion of the property which is covered by the lien securing the First Mortgage Bonds and which is located at Great Lakes. The VEBA Trust was established in connection with the 1993 Settlement Agreement for the purpose of prefunding certain postretirement employee benefit obligations for USWA represented employees.

  For a description of certain properties related to the Company's production of raw materials, see the discussion under the caption "Raw Materials" in Item 1, "Business".

Item 3. Legal Proceedings

  In addition to the matters discussed below, the Company is involved in various legal proceedings occurring in the normal course of its business. In the opinion of the Company's management, adequate provision has been made for losses that are likely to result from these actions.

Securities and Exchange Commission Investigation

  In the third quarter of 1997, the Audit Committee of the Company's Board of Directors was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the Company's system of internal controls. The

Audit Committee engaged legal counsel who, with the assistance of an accounting firm, inquired into these matters. Based upon this inquiry, the Company determined the need to restate its financial statements for certain prior periods. On January 29, 1998, the Company filed an amended Form 10-K for 1996 and amended Forms 10-Q for the first, second and third quarters of 1997 reflecting the restatements. On December 15, 1997, the Board of Directors approved the termination of the Company's Vice President--Finance in connection with the Audit Committee inquiry. During January 1998, legal counsel to the Audit Committee issued its report to the Audit Committee, and the Audit Committee approved the report and concluded its inquiry. On January 21, 1998, the Board of Directors accepted the report and approved the recommendations, except for the recommendation to revise the Audit Committee Charter, which was approved on February 9, 1998. The report found certain misapplications of generally accepted accounting principles and accounting errors, including excess reserves, which have been corrected by the restatements referred to above. The report found that the accretion of excess reserves to income during the first, second and third quarters of 1997, as described in the amended Forms 10-Q for those quarters, may have had the appearance of management of earnings as the result of errors in judgment and misapplication of generally accepted accounting principles. However, the report concluded that these errors do not appear to have involved the intentional misstatement of the Company's accounts. The report also found weaknesses in internal controls and recommended various improvements in the Company's system of internal control, a comprehensive review of such controls, a restructuring of the Company's finance and accounting department, and expansion of the role of the internal audit function, as well as corrective measures to be taken related to the specific causes of the accounting errors. The Company is in the process of implementing these recommendations with the involvement of the Audit Committee. In accordance with the recommendations, a major independent accounting and consulting firm was engaged in early 1998 to examine and report on the Company's written assertion about the effectiveness of the internal control over financial reporting. Its report is expected to be completed in March 1999. The Securities and Exchange Commission ("Commission") has authorized an investigation pursuant to a formal order of investigation relating to the matters described above. The Company has been cooperating with the Staff of the Commission and intends to continue to do so.

Steinmetz v. National Steel Corporation, et. al.

  A complaint was filed on May 13, 1998 in the United States District Court for the Northern District of Indiana by Hyman Steinmetz seeking shareholder class action status and alleging violations of the federal securities laws against the Company, its majority shareholder, NKK U.S.A. Corporation, Osamu Sawaragi, the Company's former chairman and chief executive officer, and another former officer of the Company. The complaint generally relates to the Company's restatement of its financial statements for certain prior periods which was announced in October 1997. The complaint seeks unspecified money damages, interest, costs and fees. The Company believes that the lawsuit is without merit and intends to defend against it vigorously.

Trade Litigation

  On September 30, 1998, the Company joined a number of other U.S. steel producers in filing certain unfair trade petitions before the Department of Commerce and the International Trade Commission (the "ITC"). These unfair trade petitions were filed against foreign steel companies in Brazil, Japan and Russia, alleging widespread dumping of imported hot-rolled carbon steel flat products ("hot rolled steel") and in the case of Brazil, substantial subsidization of those products. The Company joined as a petitioner in these cases, except the one involving Japan. On November 13, 1998, the ITC made affirmative preliminary determinations in the cases, finding that there is a reasonable indication that the domestic hot-rolled steel industry is threatened with material injury by the imports in question. On February 12, 1999, the Department of Commerce preliminarily determined that the imported products at issue have been dumped and, in the case of Brazil, subsidized. The affected imports are now subject to bonding requirements, with the amount of security calculated based on preliminary duty rates. Antidumping duties and, in the case of Brazil, countervailing duties, will be imposed against those imports for which the Department of Commerce makes an affirmative final dumping or countervailing duty determination and for which the ITC makes an affirmative injury determination. Such duties are designed to offset dumping and the advantages of subsidies and create a level playing field for domestic producers. The final Department of Commerce decisions are expected to be made on May 5, 1999, and the final ITC determination is expected to be made on or shortly before June 19, 1999.

Environmental Matters

 CERCLA and Other Environmental Cleanup Proceedings

  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. Currently, an inactive site located at the Great Lakes facility is listed on the Michigan Environmental Response Act Site List, but remediation activity has not been required by the Michigan Department of Environmental Quality ("MDEQ"). The Company and its subsidiaries have been conducting steel manufacturing and related operations at numerous locations, including their present facilities, for over sixty years. Although the Company believes that it has utilized operating practices that were standard in the industry at the time, hazardous materials may have been released on or under these currently or previously owned sites. Consequently, the Company potentially may be required to remediate contamination at some of these sites. However, based on its past experience and the nature of environmental remediation proceedings, the Company believes that if any such remediation is required, it will occur over an extended period of time.

  In addition, the Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") in a number of off-site CERCLA and other environmental cleanup proceedings. The outcome of these proceedings is not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company. The more significant of these matters are described below:

  Ilada Energy Company Site. The Company and certain other PRPs have performed a removal action pursuant to an order issued by the U.S. Environmental Protection Agency ("EPA") under Section 106 of CERCLA at this waste oil/solvent reclamation site located in East Cape Girardeau, Illinois. The Company and the other PRPs also entered into an Administrative Order of Consent ("AOC") pursuant to which they agreed to perform a remedial investigation and feasibility study ("RI/FS") at this site to determine whether the residual levels of contamination of soil and groundwater remaining after the removal action pose any threat to either human health or the environment and therefore whether or not the site will require further remediation. The PRPs submitted a draft RI/FS to the EPA and the Illinois Environmental Protection Agency ("IEPA") and have responded to the agencies' comments on that document. The EPA and IEPA have not yet approved the RI/FS report, and it is therefore not known whether any further remediation will be required at the site. To date, the Company has paid approximately $2 million for work and oversight costs. The Company estimates that it will cost approximately $100,000 to complete the RI/FS. In addition, the PRPs remain obligated to reimburse the EPA for approximately $200,000 of oversight costs. Under the terms of the PRP Agreement, the Company is obligated to pay approximately 33% of these RI/FS and oversight costs.

  Buck Mine Complex. This is a proceeding involving a large site in Iron County, Michigan, called the Buck Mine Complex, two discrete portions of which were formerly owned or operated by a subsidiary of the Company, which has since been merged into the Company. The MDEQ alleges that this site discharged, and continues to discharge, heavy metals into the environment, including the Iron River. The MDEQ has conducted an RI/FS at the site and has implemented a remedy for the acid mine drainage. Prior to implementation, the MDEQ estimated that the cost of the remedy, including past costs, as well as future operating and maintenance costs, but excluding natural resource damages, would be approximately $750,000. It is expected that the MDEQ will seek recovery of these amounts from the Company and approximately 8 other PRPs at the site. The Company has advised the MDEQ that it is interested in pursuing a "cash-out" settlement of this matter; however, the MDEQ has advised that it is not prepared to discuss settlement at this time.

  Port of Monroe Site. In February 1992, the Company received a notice of potential liability from the MDEQ with respect to this landfill located near the Port of Monroe in Michigan. In 1994, the Company, along with certain other PRPs, entered into a Consent Decree that resolved MDEQ's claim for response costs that it had incurred at the site through October 1993. The MDEQ agreed to accept $500,000 as reimbursement for these costs, and the Company's share of the settlement was $50,000. The owner/operator PRPs have performed an RI/FS for the site at an estimated cost of $280,000. The Company did not contribute to the cost of the RI/FS, and it is likely that the owner/operator PRPs will seek contribution from the Company and other non-participating PRPs. Although a final remedy for the site has not yet been selected, the owner/operator PRPs have advised the Company that the overall cost of the remedy is expected to be less than $10 million; however, the Company does not have sufficient information to determine whether this estimate is accurate. Based on currently available information, the Company believes that its proportionate share of the ultimate liability at this site will be no more than 10% of the total costs.

  Rasmussen Site. The Company and nine other PRPs have entered into a Consent Decree with the EPA pursuant to which they have agreed to implement the remedial action at this disposal site located in Livingston, Michigan. Pursuant to a participation agreement among the PRPs, the Company's share of the costs of the remedial action is 2.25%. To date, the Company has paid approximately $285,000. The PRP Group has estimated that the remaining costs of the remedial action will be approximately $4.2 million. Therefore, the Company's estimated future liability is approximately $95,000.

  Buckeye Site. The Company and certain other PRPs have entered into a Consent Decree with EPA to perform the remedial action at this site. Pursuant to this Consent Decree, the Company has agreed to pay 2.8 percent of the response costs associated with the site. Total response costs for the site are estimated to be approximately $30.0 million. Approximately $10.0 million of that total has already been paid by the settling PRPs, with the Company having paid approximately $200,000. The Company's share of the projected future costs is expected to be approximately $560,000, a significant portion of which is expected to be paid by the Company over the next two to three years.

  Weirton Steel--WVDEP Investigation. In January 1993, the Company was notified that the West Virginia Division of Environmental Projection ("WVDEP") had conducted an investigation on Brown's Island, Weirton, West Virginia, which was formerly owned by the Company's Weirton Steel Division and is currently owned by Weirton Steel Corporation ("Weirton Steel"). The WVDEP alleged that samples taken from four groundwater monitoring wells located at this site contained elevated levels of contamination. WVDEP informed Weirton Steel that additional investigation, possible groundwater and soil remediation, and on-site housecleaning were required at the site. Weirton Steel has spent approximately $210,000 to date on remediation of an emergency wastewater lagoon located on Brown's Island. The Company has reimbursed Weirton Steel for that amount pursuant to certain indemnity provisions contained in the agreements between Weirton Steel and the Company which were entered into at the time that the Company sold the assets of its former Weirton Steel Division to Weirton Steel ("Weirton Indemnification"). It is likely that Weirton Steel will seek reimbursement of any additional investigation and remediation costs involving this lagoon from the Company pursuant to the Weirton Indemnification. The Company can not yet determine whether WVDEP will require any additional investigation or remediation at the Brown's Island facility. Weirton Steel has completed a three-year groundwater monitoring program at the facility; however, no groundwater remediation has been required to date.

  Weirton Steel--EPA Order. On September 16, 1996, EPA issued a unilateral administrative order under the Resource Conservation and Recovery Act ("RCRA"), requiring Weirton Steel to undertake certain investigative activities with regard to cleanup of possible environmental contamination on Weirton Steel property. Weirton Steel has informed the Company that the Mainland Coke Plant, Brown's Island, and the Avenue H Disposal Site are likely to be included within the areas of investigation required by EPA and that Weirton Steel considers these areas to be within the scope of the Weirton Indemnification. Weirton Steel has forwarded to the Company an initial claim for reimbursement of costs which it incurred in the remediation of environmental hazards during the demolition of the Mainland Coke Plant and by-products area totaling approximately $2.5 million. The Company is currently evaluating the documentation submitted by Weirton Steel in support of this claim. Additional costs are likely to be incurred by Weirton Steel as a result of the unilateral administrative order under RCRA. In that event, it is also likely that Weirton Steel will make additional claims against the Company for reimbursement pursuant to the Weirton Indemnification.

  Donner Hanna Coke Plant. The Donner Hanna coke plant was operated from approximately 1920 to 1982, and for the majority of that time was a part of a joint venture between the Company and LTV Steel Company, Inc. (or its predecessor). In 1989 and 1990, the plant was demolished. The City of Buffalo, in partnership with the City of Lackawanna, Erie County and the Erie County Industrial Development Agency, has developed a conceptual plan for redevelopment of over 1,200 acres of inactive industrial properties in South Buffalo, including the Donner Hanna coke plant. The Company, through its subsidiary, The Hanna Furnace Corporation, is participating in a voluntary effort with LTV to perform a site assessment and cleanup at Donner Hanna, with a goal of eventually transferring ownership of the property to either the City of Buffalo or a third party. Preliminary cost estimates for the voluntary site assessment and cleanup are approximately $12.7 million over a two year period. Hanna Furnace's share of these costs would be approximately $6.3 million, as a result of LTV's equal contribution to the costs of the cleanup.

  Other Sites. The Company has been notified that it may be a PRP at eleven other CERCLA or state superfund sites. At these sites, either (i) the Company's liability is not expected to be material or (ii) the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs or the required remediation activity to estimate its potential liability.

Coal Mine Reclamation Proceedings

  The Company is involved in the following reclamation proceedings with respect to its former coal mining properties:

  Isabella Mine. National Mines Corporation ("NMC"), a wholly-owned subsidiary of the Company, previously owned and operated a coal mine and coal refuse disposal area in Pennsylvania commonly known as the Isabella Mine. The area covered under NMC's mining permit was approximately 140 acres. A reclamation bond in the amount of $1.2 million was held by the Pennsylvania Department of Environmental Protection ("DEP") in connection with NMC's activities. In June 1993, NMC sold the Isabella property to Global Coal Recovery, Inc. ("Global"), a coal refuse reprocessor. Global applied for and received a new mining permit from DEP for a total area of approximately 375 acres, including the area previously covered under NMC's permit. In connection with the sale, NMC agreed to allow Global to use NMC's $1.2 million reclamation bond as security to obtain the new permit from the DEP. Global was obligated to repay NMC the $1.2 million. Global also assumed all environmental liability associated with the Isabella Mine as part of the transaction. Global was ultimately unable to operate the Isabella Mine at a profit. As a result, it defaulted on its agreements with NMC and abandoned the site in October 1995. The DEP subsequently took enforcement actions against Global and revoked its mining permit. Additionally, on November 1, 1996, the DEP issued a notice of forfeiture with respect to the $1.2 million reclamation bond posted by NMC. NMC has appealed this forfeiture to the Environmental Hearing Board. NMC has presented DEP with a plan pursuant to which NMC would perform reclamation of the site, in lieu of the forfeiture of the bond. Negotiations with DEP are ongoing.

Environmental Regulatory Enforcement Proceedings

  From time to time, the Company is involved in proceedings with various regulatory authorities relating to violations of environmental laws and regulations which may require the Company to pay various fines and penalties, comply with applicable standards or other requirements or incur capital expenditures to add or change certain pollution control equipment or processes. The more significant of these proceedings which are currently pending are described below:

  Great Lakes--Wayne County Air Pollution Control Department
Proceeding. During 1997, the Wayne County Air Quality Management Division issued 28 Notices of Violations ("NOVs") to the Company at the Great Lakes facility. Settlement discussions are ongoing.

  Great Lakes--Particulate Standards NOV. On March 9, 1998, the Company's Great Lakes facility received an NOV from the EPA which alleged nine violations of the particulate standards at the No. 2 Basic Oxygen Furnace Shop and the D-4 Blast Furnace Casthouse. Six of the days on which exceedances allegedly occurred are covered by the Wayne County NOVs described immediately above. No demand or proposal for penalties or other sanctions was contained in the Notice. The Company met with EPA on May 7, 1998 to discuss the NOV. EPA has indicated that it will review the settlement between Wayne County and the Company, when it is finalized, to determine whether it will also serve to resolve this NOV.

  Granite City Division--IEPA Violation Notice. On October 18, 1996, the IEPA issued a Violation Notice alleging (1) releases to the environment between 1990 and 1996; (2) violations of solid waste requirements; and (3) violations of the National Pollutant Discharge Elimination System ("NPDES") water permit limitations, at the Company's Granite City Division. No demand or proposal for penalties or other sanctions was contained in the Notice; however, the Notice does contain a recommendation by IEPA that the Company conduct an investigation of these releases and, if necessary, remediate any contamination discovered during that investigation. The Company submitted a written response to the Notice on December 4, 1996 and met with IEPA on December 18, 1996. The Company submitted certain additional information requested by IEPA in 1997. IEPA has not responded to the Company since receiving this additional information.

  Midwest--NPDES Permit Violations. On October 1, 1998, the Company received a Notice of Violation from the Indiana Department of Environmental Management ("IDEM") which alleges exceedances of the Company's NPDES permit limitations between September 1995 and August 1998. IDEM has proposed a penalty of $354,250 for these alleged violations. Additionally, under IDEM's proposal, the Company would be required to install certain equipment to help prevent future violations. Settlement negotiations with IDEM are ongoing.

  Detroit Water and Sewerage Department NOVs. The Detroit Water and Sewerage Department ("DWSD") issued NOVs to the Company's Great Lakes facility on November 25, 1998 and January 8, 1999. The NOVs allege that the Company's discharge to the DWSD contained levels of cyanide and mercury in excess of the permitted limits. No demand or proposal for penalties or other sanctions was contained in the NOVs. Settlement negotiations with the DWSD are ongoing.

Item 4. Submission of Matters To a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

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

  Yutaka Tanaka, Chairman and Chief Executive Officer. Mr. Tanaka, age 62, has been a director of the Company since April 1, 1998. Mr. Tanaka was appointed Vice Chairman of the Company in April 1998 and Chairman of the Board and Chief Executive Officer in September 1998. Mr. Tanaka served as President of Adchemco Corporation, a manufacturer of chemical products and a wholly owned subsidiary of NKK, from June 1996 to April 1998. Prior thereto, he was employed in various capacities by NKK, where he most recently served as Managing Director from June 1992 to June 1996.

  John A. Maczuzak, President and Chief Operating Officer. Mr. Maczuzak, age 57, joined the Company as Vice President and General Manager--Granite City Division in May 1996. He was appointed Executive Vice President and Acting Chief Operating Officer in August 1996 and assumed his present position in December, 1996. Mr. Maczuzak was formerly employed by ProTec Coating Company as General Manager and USS/Kobe Steel Company as Vice President of Operations and has more than 31 years of broad-based experience in the steel industry.

  Glenn H. Gage, Senior Vice President and Chief Financial Officer. Mr. Gage, age 56, joined the Company in August 1998 as Senior Vice President and Chief Financial Officer. Mr. Gage was formerly Senior Vice President--Finance at Uarco Incorporated from 1995 until August 1998, and was a partner with Ernst & Young LLP from 1981 to 1995.

  John F. Kaloski, Senior Vice President--Regional Division. Mr. Kaloski, age 49, joined the Company in August 1998 as Senior Vice President--Regional Operations and was appointed to his present position in October 1998. Prior to joining the Company, Mr. Kaloski served in various capacities at U.S. Steel, including General Manager--U.S. Steel--Gary Works from 1996 to 1998, General Manager--U.S. Steel Mon Valley Works from 1994 to 1996 and General Manager-- U.S. Steel Minnesota Ore Operations, from 1992 to 1994.

  David L. Peterson, Senior Vice President--Business Development, Production Planning and Technical Services. Mr. Peterson, age 49, joined the Company in June 1994 as Vice President and General Manager--Great Lakes Division. In January 1997 he was appointed to the position of Group Vice President-- Regional Operations, and he assumed his present position in August of 1998. Mr. Peterson had formerly been employed by U.S. Steel since 1971. He was promoted to the plant manager level at U.S. Steel in 1988 and directed all operating functions from cokemaking to sheet and tin products. In 1988 he was named Plant Manager--Primary Operations at U.S. Steel's Gary Works facility.

  James H. Squires, Senior Vice President and General Manager--Granite City Division. Mr. Squires, age 60, began his career with the Company in 1956 as a laborer in the blast furnace area and went on to hold numerous positions as an hourly worker. In 1964, he accepted a salaried position and advanced through the operating organization. In October 1996, he was appointed Vice President and General Manager--Granite City Division and assumed his current position in October 1998.

  Thomas A. Baird, Vice President, Automotive and Container Sales. Mr. Baird, age 57, began his career with the Company in 1964. He has held numerous positions in the marketing and sales organization of the Company, including General Manager, Automotive Sales from October 1993 to October 1998. He was appointed to his present position in October 1998.

  LeRoy A. Bordeaux, Vice President, Construction and Sheet Sales. Mr. Bordeaux, age 54, began his career with the Company in 1968. He has held numerous positions in the marketing and sales organization of the Company, including General Manager, Sheet Sales from August 1997 to October 1998, Manager, Sheet Sales from May 1994 to August 1997, and Manager, Customer Service from March 1992 to May 1994. He was appointed to his present position in October 1998.

  Joseph R. Dudak, Vice President, Strategic Sourcing. Mr. Dudak, age 51, began his career with the Company as an engineer at Midwest in 1970. In 1973, he moved to Granite City Division and served as Superintendent of Energy Management & Utilities from 1977 until moving to corporate headquarters in 1981. He served as Director of Energy & Environmental Affairs from 1981 to 1994, when he was appointed General Manager, Strategic Sourcing. He was appointed to his present position in 1995.

  Leon L. Judd, Vice President, Human Resources. Mr. Judd, age 55, joined the Company in 1966. He has held various positions of increasing responsibility including Assistant General Manager Administration--Great Lakes Division from September 1990 to March 1995, Director--Human Resources Planning and Communications from March 1995 to August 1996, and Director--Human Resources and Corporate Affairs from August 1996 to August 1998. Mr. Judd was appointed to his present position in August 1998.

  Ronald J. Werhnyak, Vice President, General Counsel and Secretary. Mr. Werhnyak, age 53, joined the Company in January 1996 as Senior Counsel. He had previously served as the Company's Assistant General Counsel commencing in 1989 through an independent contractual arrangement with the Company. Mr. Werhnyak was appointed Acting General Counsel and Secretary in August 1998, and to his current position in December 1998.

  Robert G. Pheanis, Vice President and General Manager--Midwest Division. Mr. Pheanis, age 65, joined the Company in June 1994 as Vice President and General Manager--Midwest Division. Mr. Pheanis formerly served in various management positions at U.S. Steel at the Gary Works facility for 35 years and in 1992 was named its Plant Manager--Finishing Operations, with responsibility for its total hot rolled, sheet and tin operations.

  William E. McDonough, Treasurer. Mr. McDonough, age 40, began his career with the Company in 1985 in the Financial Department. He has held various positions of increasing responsibility including Assistant Treasurer and Manager, Treasury Operations and was elected to his present position in December 1995.

  Kirk A. Sobecki, Corporate Controller. Mr. Sobecki, age 37, joined the Company in January 1999 as Corporate Controller. From September 1997 to December 1998, he served as Chief Financial Officer of Luitpold Pharmaceuticals, Inc. From June 1986 to August 1997 Mr. Sobecki held various positions with Zimmer, Inc., a Division of Bristol-Myers Squibb, including Director of Finance/Controller from 1995 to 1997.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Class B Common Stock is traded under the symbol "NS" on the New York Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales prices of the Class B Common Stock on a quarterly basis as reported on the New York Stock Exchange Composite Tape.

      Period                                                     High     Low
      ------                                                    ------- --------
      1998
        First Quarter.......................................... $21 3/4 $10 9/16
        Second Quarter.........................................  19 3/4  11
        Third Quarter..........................................  13       6 1/8
        Fourth Quarter.........................................   8 5/8   5 1/16
      1997
        First Quarter.......................................... $10 1/8 $ 7 5/8
        Second Quarter.........................................  16 7/8   7 1/2
        Third Quarter..........................................  21 1/2  14
        Fourth Quarter.........................................  18 3/4  10 3/4

  As of December 31, 1998, there were approximately 213 registered holders of Class B Common Stock. (See Note 3. Capital Structure for further discussion). The Company did not pay any dividends on its Class A Common Stock or Class B Common Stock in 1997. During 1998, the Company paid quarterly dividends of $0.07 per common share (or a total in 1998 of $0.28 per common share). The decision whether to continue to pay dividends on the Common Stock will be determined by the Board of Directors in light of the Company's earnings, cash flows, financial condition, business prospects and other relevant factors. Holders of Class A Common Stock and Class B Common Stock are entitled to share ratably, as a single class, in any dividends paid on the Common Stock.

  In addition, any dividend payments must be matched by a like contribution into the VEBA Trust, the amount of which is calculated under the terms of the 1993 Settlement Agreement between the Company and the USWA, until the asset value of the VEBA Trust exceeds $100.0 million. The asset value of the VEBA Trust at December 31, 1998 was approximately $112.6 million. No matching dividend contribution to the VEBA Trust was required for the year ended December 31, 1998. Various debt and certain lease agreements include restrictions on the amount of stockholders' equity available for the payment of dividends. Under the most restrictive of these covenants, stockholders' equity in the amount of $454.6 million was free of such limitations at December 31, 1998.

Item 6. Selected Financial Data

                                             Years Ended December 31,
                                        --------------------------------------
                                         1998    1997    1996    1995    1994
                                        ------  ------  ------  ------  ------
                                         (Dollars in millions, except per
                                                   share data)
Statement of Operations Data:
Net sales.............................. $2,848  $3,140  $2,954  $2,954  $2,700
Cost of products sold..................  2,497   2,674   2,618   2,529   2,337
Depreciation...........................    129     135     144     146     142
Gross margin...........................    222     331     192     279     221
Selling, general and administrative
 expense...............................    154     141     137     154     138
Unusual charges (credits)..............    (27)    --      --        5     (25)
Income from operations.................     96     191      65     129     113
Financing costs (net)..................     11      15      36      39      56
Income before income taxes,
 extraordinary items and cumulative
 effect of accounting change...........     88     235      32      90     169
Extraordinary items....................    --       (5)    --        5     --
Cumulative effect of accounting
 changes...............................    --      --       11     --      --
Net income.............................     84     214      54     108     185
Net income applicable to common stock..     84     203      43      97     174
Basic and diluted per share data:
  Income before extraordinary items and
   cumulative effect of accounting
   change..............................   1.94    4.82     .74    2.13    4.79
  Net income...........................   1.94    4.70     .99    2.26    4.79
Diluted earnings per share applicable
 to common stock.......................   1.94    4.64     .99    2.22    4.70
Cash dividends paid per common share...   0.28     --      --      --      --
                                                   December 31,
                                        --------------------------------------
                                         1998    1997    1996    1995    1994
                                        ------  ------  ------  ------  ------
                                              (Dollars in millions)
Balance Sheet Data:
Cash and cash equivalents.............. $  138  $  313  $  109  $  128  $  162
Working capital........................    333     367     279     250     252
Net property, plant and equipment......  1,271   1,229   1,456   1,469   1,394
Total assets...........................  2,484   2,453   2,558   2,669   2,500
Current maturities of long term
 obligations...........................     37      32      38      36      36
Long-term obligations..................    286     311     470     502     671
Redeemable Preferred Stock--Series B...    --      --       64      65      67
Stockholders' equity...................    850     837     645     600     401
                                             Years Ended December 31,
                                        --------------------------------------
                                         1998    1997    1996    1995    1994
                                        ------  ------  ------  ------  ------
                                              (Dollars in millions)
Other Data:
Shipments (net tons, in thousands).....  5,587   6,144   5,895   5,564   5,208
Raw steel production (net tons, in
 thousands)............................  6,087   6,527   6,557   6,081   5,763
Effective capacity utilization.........   92.2%   96.0%   93.7%   96.5%   96.1%
Number of employees (year end).........  9,230   9,417   9,579   9,474   9,711
Capital investments.................... $  171  $  152  $  129  $  215  $  138
Total debt and redeemable preferred
 stock as a percent of total
 capitalization........................   27.5%   29.0%   47.0%   50.1%   65.9%
Common shares outstanding at year end
 (in thousands)........................ 42,178  43,288  43,288  43,288  36,376

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  National Steel Corporation (together with its majority owned subsidiaries, the "Company") is a domestic manufacturer engaged in a single line of business, the production and processing of steel. The Company targets high value-added applications of flat rolled carbon steel for sale primarily to the automotive, construction and container markets. The Company has two principal divisions: The Granite City Division which is a fully integrated steelmaking facility located near St. Louis; and The Regional Division comprised of Great Lakes, a fully integrated steelmaking facility located near Detroit, and Midwest, a steel finishing facility located near Chicago. These two divisions have been aggregated for financial reporting purposes and represent the Company's only reportable segment--Steel. (See Note 4. Segment Information for further discussion.) The discussion and analysis which follows is on a consolidated basis, but due to its significance, focuses primarily on factors relating to the Steel segment.

General Overview

  Comparative operating results for the three years ended December 31, are as follows:

                                                       1998     1997     1996
                                                     -------- -------- --------
                                                        Dollars and tons in
                                                              millions
                                                     (except earnings per share
                                                     amounts)
      Net sales..................................... $2,848.0 $3,139.7 $2,954.0
      Income from operations........................     96.3    191.0     64.5
      Net income....................................     83.8    213.5     53.9
      Basic earnings per share......................     1.94     4.70      .99
      Diluted earnings per share....................     1.94     4.64      .99
      Net tons shipped..............................    5.587    6.144    5.895

  The Company's 1998 operating results are indicative of the challenges encountered by the domestic steel industry this year. Steel shipments fell to
5.587 million net tons, 9.1% below the record set in 1997. This reduction in steel shipments, along with a decrease in selling prices offset by an improved product mix, resulted in a similar 9.3% decrease in our net sales and a decrease in net income as compared to 1997. The primary factors contributing to the decrease in tons shipped were (i) the Great Lakes "A" blast furnace reline early in the year, (ii) high levels of low-priced imported steel, and
(iii) above normal steel inventory levels at service centers.

  Income from operations and net income were positively affected by continuing cost reduction efforts and an unusual credit of $26.6 million. Cost reductions resulted primarily from improved yields and material usage and reduced spending, particularly the emphasis on minimizing overtime. These efforts were overshadowed by lower shipment and production levels along with increased spending on Year 2000 remediation and professional services that negatively impacted both income from operations and net income in 1998. The unusual credit of $26.6 million related to the settlement of a lawsuit, which resulted in refunds of property taxes associated with the 1991 through 1997 tax years. Lower property tax assessment bases attributable to the settlement are expected to result in future tax savings for Great Lakes.

  The Company has experienced significant competition from low-priced foreign imports in 1998 and is uncertain as to the effect such competition from foreign imports may have on the Company's results of operations in 1999. The final outcome of trade cases pending with the Department of Commerce and the International Trade Commission are expected shortly on or before June 19, 1999. It is hoped that the outcome of these trade cases will have a positive impact on the Company's shipments and pricing, although there can be no assurances as to such favorable outcome. In the meantime, the Company continues to emphasize increasing shipments of higher value-added products, many of which do not compete directly with imports, as well as additional cost reduction initiatives along with implementing customer-focused strategies that are intended to enhance operating performance.

Results of Operations

 Net Sales

  Net sales for 1998 decreased $291.7 million or 9.3% compared to record net sales in 1997. A decrease in net tons shipped of 557,000 tons combined with a net $1 per ton decrease in average selling price as compared to 1997 are the primary reasons for the decrease in net sales. Increased competition from low-priced imports is the primary cause of the decrease in net tons shipped and the decrease in average selling price. The Great Lakes "A" blast furnace outage also contributed to the reduction in net tons shipped.

  Net sales for 1997 increased $185.7 million or 6.3%, and net tons shipped increased 249,000 as compared to 1996. Higher shipment levels resulted in approximately $122.0 million of higher sales in 1997 compared to 1996. Also contributing to the sales increase in 1997, as compared to 1996, was higher pricing as a result of improved market conditions which increased sales by approximately $34.0 million and the impact of improved customer and product mix which increased sales by approximately $66.0 million. Non-steel related revenues fell by approximately $36.0 million in 1997 due to lower pellet shipments and lower by-product sales.

 Gross Margin

  The table below compares gross margin, calculated as net sales less cost of products sold and depreciation for the last three years.

                                                         Years Ended December
                                                                 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
      Gross margin (dollars in millions)................ $222.1  $330.7  $191.5
      Gross margin as a percentage of net sales.........    7.8%   10.5%    6.5%

  Gross margin in 1998 decreased $108.6 million as compared to 1997. The decreases in shipments and average selling price and the Great Lakes "A" blast furnace outage had a negative impact of approximately $183.0 million on gross margin. This was partially offset by continued cost reductions, improved operating unit yield performances, lower costs as a result of the 1997 settlement with Avatex Corporation, and lower depreciation expense which, in the aggregate, positively impacted gross margin by approximately $75.0 million.

  The improved gross margin level in 1997 as compared to 1996 was a result of the net sales improvements discussed above, cost reductions, reduced depreciation expense in 1997 and more stable operations in 1997 as compared to 1996. These cost improvements were partially offset by higher prices for coke and zinc. In addition, insurance recoveries aggregating approximately $8.5 million were received in 1997, which positively impacted gross margin.

  Depreciation expense was $129.2 million in 1998 as compared to $134.5 million and $144.4 million in 1997 and 1996, respectively. The lower levels of depreciation in 1998 and 1997 principally resulted from the sale of the Great Lakes No. 5 coke battery in the second quarter of 1997.

 Selling, General and Administrative Expense

  Selling, general and administrative expense comparative data for the last three years is as follows:

                                                         Years Ended December
                                                                 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
      Selling, general and administrative expense
       (dollars in millions)...........................  $153.6  $141.3  $136.7
      Selling, general and administrative expense, as a
       percentage of net sales.........................     5.4%    4.5%    4.6%


  Selling, general and administrative expense increased by $12.3 million in 1998 as compared to 1997. Approximately $5.7 million of the increase was attributable to Year 2000 remediation costs. The remainder of the increase was primarily due to higher mainframe related costs, costs associated with the implementation of

Audit Committee recommendations relative to internal controls (see "Impact of Recommendations from Audit Committee Inquiry" below), and other costs associated with the Securities and Exchange Commission inquiry (see Note 2. "Audit Committee Inquiry and Securities and Exchange Commission Inquiry").

  Expense levels increased in 1997 as compared to 1996 as a result of the expense associated with converting stock options to stock appreciation rights; higher information systems costs, which are the result of preliminary systems evaluations, engineering expenses and Year 2000 remediation costs; and higher legal and professional fees primarily due to the Audit Committee inquiry. These higher cost levels are partially offset by lower benefit related expenses. In addition, 1996 expense levels were lower as a result of the settlement of a lawsuit in 1996, the proceeds of which were recognized as an offset to selling, general and administrative expenses.

 Equity Income from Affiliates

  Equity income from affiliates was $1.2 million in 1998 compared to $1.6 million in 1997 and $9.8 million in 1996. The lower income levels in 1998 and 1997 were primarily the result of the sale of the Company's minority equity investment in Iron Ore Company of Canada ("IOC") early in the second quarter of 1997.

 Unusual Credit

  The unusual credit in 1998 results from the settlement of a lawsuit which sought a reduction in the assessed value of the Company's real and personal property at Great Lakes relating to the 1991 through 1997 tax years. The Company received tax refunds and was granted a lower assessment base that is expected to result in future tax savings.

 Net Financing Costs

  Net financing costs for the last three years were as follows:

                                                             Years Ended
                                                            December 31,
                                                         ---------------------
                                                          1998    1997   1996
                                                         ------  ------  -----
                                                         Dollars in millions
      Interest and other financial income............... $(15.8) $(19.2) $(7.1)
      Interest and other financial expense..............   26.7    33.8   43.3
                                                         ------  ------  -----
        Net Financing Costs............................. $ 10.9  $ 14.6  $36.2
                                                         ======  ======  =====

  Net financing costs decreased in 1998 as compared to 1997 as a result of a decrease in interest and other financial expense partially offset by lower interest and other financial income. Interest expense decreased by $7.1 million primarily as a result of lower average debt balances during 1998 due to the 1997 repayment of debt associated with the Great Lakes No. 5 coke battery. Interest income decreased $3.4 million in 1998 as a result of lower cash and cash equivalent balances available for investment.

  The reduced cost levels in 1997 were the result of higher interest income of $12.1 million due to higher average cash and cash equivalents, and investment balances and lower interest costs of $9.5 million due to lower average debt outstanding. The higher cash and cash equivalents, and investments and lower debt balances were the result of the disposals of non-core assets, which were completed in 1997, as well as positive cash flows from operations in 1997.

 Net Gain on Disposal of Non-Core Assets and Other Related Activities

  In 1998, 1997 and 1996, the Company disposed of, or made provisions for disposing of, certain non-core assets. The effects of these transactions and other activities relating to non-core assets are presented as a separate component in the consolidated statements of income entitled "net gain on disposal of non-core assets and other related activities." A discussion of these items follows.

  During the second quarter of 1998, the Company sold two properties located at Midwest. The Company received proceeds (net of taxes and expenses) of $3.3 million and recorded a net gain of $2.7 million related to the sales.

  On April 1, 1997, the Company completed the sale of its 21.7% minority equity interest in the IOC to North Limited, an Australian mining and metal company ("North"). The Company received proceeds (net of taxes and expenses) of $75.3 million from North in exchange for its interest in IOC and recorded a $37.0 million gain. The Company continues to purchase iron ore at fair market value from IOC pursuant to the terms of long-term supply agreements.

  On June 12, 1997, the Company completed the sale of the Great Lakes No. 5 coke battery and other related assets, including coal inventories, to a subsidiary of DTE Energy Company ("DTE"). The Company received proceeds (net of taxes and expenses) of $234.0 million in connection with the sale and recorded a $14.3 million loss. The Company utilized a portion of the proceeds to prepay the remaining $154.3 million of the related party coke battery debt, which resulted in a net of tax extraordinary loss of $5.4 million in 1997. As part of the arrangement, the Company has agreed to operate the battery, under an operation and maintenance agreement executed with DTE, and will purchase the majority of the coke produced from the battery under a requirements contract, with the price being adjusted during the term of the contract, primarily to reflect changes in production costs.

  In the second quarter of 1997, the Company also recorded a charge of $3.6 million related to the decision to cease operations of American Steel Corporation, a wholly-owned subsidiary, which pickled and slit steel.

  In 1997, the Company sold four coal properties and recorded a net gain of $11.8 million. In conjunction with one of the property sales, the purchaser agreed to assume the potential environmental liabilities and, as a result, the Company eliminated the related accrual of approximately $8 million. Additionally, during 1997, the Company received new information related to closed coal properties' employee benefit liabilities and other expenses, and reduced the related accrual by $19.8 million. In aggregate, the above coal properties' transactions resulted in a gain of $39.6 million in 1997.

  In September 1996, the Company sold a portion of the land that had been received in conjunction with the settlement of a lawsuit and recorded a net gain of $3.7 million.

 Income Taxes (Credit)

  During 1998, the Company recorded current taxes payable of $23.9 million. In 1997 and 1996, the Company recorded current taxes payable of $37.8 million and $10.8 million, respectively. The current portion of the income tax represents taxes which were expected to be due as a result of the filing of the current period's tax returns and, for federal purposes, such amounts have generally been determined based on alternative minimum tax payments due.

  The current taxes payable represents 27.2% of pre-tax income in 1998. Current taxes payable in 1997 and 1996 represented 16.1% and 33.6% of pre-tax income, respectively. The current levels were less than the U.S. Statutory Rate primarily because of the utilization of net operating loss carryforwards and alternative minimum tax credits.

  The Company recorded a deferred tax benefit of $19.6 million in the year ended December 31, 1998 and $21.6 million in each of the years ended December 31, 1997 and 1996 due to the expectation of additional future taxable income. An additional deferred tax benefit is expected to be recognized in 1999 as continued realization of taxable income increases the likelihood of realizing these deferred tax assets.

 Extraordinary Item

  An extraordinary loss of $5.4 million (net of a tax benefit of $1.4 million) was reflected in 1997 income. This loss relates to early debt repayment costs related to debt associated with the Company's Great Lakes No. 5 coke battery, which was sold in the second quarter of 1997.

 Cumulative Effect of Accounting Change

  The Company reflected in its 1996 income statement the cumulative effect of an accounting change, which resulted from a change in the valuation date used to measure pension and other postretirement employee benefits ("OPEBs") obligations. The cumulative effect of this change was $11.1 million. The valuation date to measure the obligations was changed from December 31 to September 30 in order to provide more timely information with respect to pension and OPEB provisions.

Other Operational and Financial Disclosure Matters

 Impact of Recommendations From Audit Committee Inquiry

  On January 21, 1998, the Board of Directors accepted the report and approved the recommendation of the legal counsel to the Audit Committee for improvements in the Company's system of internal controls, a restructuring of its finance and accounting department, and the expansion of the role of the internal audit function, as well as corrective measures to be taken related to the specific causes of accounting errors (see Note 2. "Audit Committee Inquiry and Securities and Exchange Commission Inquiry" for further discussion). The Company is in the process of implementing these recommendations with the involvement of the Audit Committee. In accordance with the recommendations, a major independent accounting and consulting firm was engaged in early 1998 to examine and report on the Company's written assertion about the effectiveness of the internal control over financial reporting. Its report is expected to be completed in March 1999.

 Common Stock Repurchase Program

  In the third quarter of 1998, the Board of Directors authorized the repurchase of up to two million shares of its Class B Common Stock. During 1998, the Company repurchased 1,109,700 shares at a total cost of $8.4 million. The Company purchased an additional 272,500 shares through February 1, 1999 at a cost of $2.6 million.

 Change in Assumptions for Pensions and Other Postretirement Employee Benefits (OPEBs)

  Consistent with the decrease in long-term interest rates in the United States, at September 30, 1998, the Company decreased the discount rate used to calculate the actuarial present value of its benefit obligations for pensions and OPEBs by 75 basis points to 6.75% from the rate used at September 30, 1997. The actuarial present value of the Weirton Retirement Plan benefit obligations continued to be measured at November 30, 1998, due to its acquisition on November 30, 1997 (see Note 9. "Weirton Liabilities" for further discussion) utilizing a 7.0% rate, a 50 basis point decrease from the rate used in 1997.

  The decrease in discount rate assumptions along with less than expected investment returns resulted in increases of $88.3 million in the intangible pension asset, $138.2 million in the minimum pension liability, and a corresponding $49.9 million decrease to stockholders' equity. The assumption changes, the addition of the overfunded Weirton Retirement Plan, and other factors resulted in a decrease of $18.2 million in pension cost to $39.7 million for the year ended December 31, 1998. OPEB costs also decreased during 1998 by $1.4 million to $74.0 million. The decrease is due to the addition of new HMOs and a favorable return on assets, partially offset by additional costs related to the addition of the Weirton plans.

 Environmental Liabilities

  The Company's operations are subject to numerous laws and regulations relating to the protection of human health and the environment. The Company has expended, and can be expected to expend in the future, substantial amounts for ongoing compliance with these laws and regulations, including, the Clean Air Act, and the Resource Conservation and Recovery Act of 1976. Additionally, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state superfund statutes have imposed joint and several liability on the Company as one of many potentially responsible parties at a number of sites requiring remediation. During 1997, in connection with a settlement with Avatex, the Company released Avatex from its obligation to indemnify the Company for certain environmental liabilities of its former Weirton Steel Division.

  With respect to those claims for which the Company has sufficient information to reasonably estimate its future expenditures, the Company has accrued $17.0 million at December 31, 1998. Since environmental laws are becoming increasingly more stringent, the Company's expenditures and costs for environmental compliance may increase in the future. As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued.

 Impact of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of this Statement will be on earnings and the financial position of the Company.

  The Company, as required, on December 31, 1998 adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement standardized disclosures about pensions and other post retirement benefits in an effort to make the information more understandable. Implementation of this disclosure standard did not affect the financial position or results of operations of the Company. The disclosures for pensions and OPEBs are now contained within Note 6. "Pension and Other Postretirement Employee Benefits."

  On December 31, 1998, as required, the Company also adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies are required to report operating segment information in annual financial statements and in interim financial reports to stockholders. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures required by the Statement are contained in Note 4. "Segment Information."

  During the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Consequently, the Company has reported a portion of its changes in minimum pension liabilities as a component of comprehensive income in the appropriate financial statements.

  Effective January 1, 1998, the Company adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred. During 1998, approximately $19.2 million, mainly relating to the development of a new order fulfillment system and new accounting software, was capitalized in accordance with this guidance.

 Labor Negotiations

  In 1993, the Company and the United Steelworkers of America ("USWA") negotiated a six year labor agreement continuing through July 1999, with a reopener provision in 1996 for specified payroll items and employee benefits. Pursuant to the terms of the reopener, if the parties could not reach a settlement, they were to submit final offers to an arbitrator who would, after a hearing, consider the information and determine an award. On October 30, 1996, the arbitrator handed down an award regarding the arbitration of the reopener. The arbitrator's award is comparable to the industry pattern for payroll and benefit items under collective bargaining agreements between the USWA and other integrated steel producers. Pursuant to the award, employees represented by the USWA received an immediate wage increase of fifty cents per hour retroactive to August 1, 1996, with increases of twenty-five cents per hour on August 1, 1997 and 1998. In addition, $500 lump sum bonuses were or will be paid to each eligible employee represented by the USWA on May 1, 1998 and 1999. The Company has a similar labor agreement with the International Chemical Workers Union Council of the United Food and Commercial Workers.

  The Company estimates that these items, along with certain other provisions in the agreement, will increase employee related expenses by approximately $11 million for 1999. The Company's 1998 and 1997 labor costs increased by approximately $16 million and $12 million, respectively, as a result of the arbitrator's award.

  The Company's ability to operate could be impacted by strike or work stoppage if it is unable to negotiate a new agreement with its represented employees when the existing agreement expires on July 31, 1999. The USWA's labor agreements with certain other domestic integrated steel producers also expire on July 31, 1999. There can be no assurances that work stoppages will not occur in the future in connection with contract negotiations or otherwise, or as to the financial impact of such a stoppage. A prolonged general work stoppage would have a material adverse effect on the Company's results of operations and financial condition. Also, the Company's profitability could be adversely affected if increased costs associated with any future contract are not recoverable through productivity improvements or price increases.

 Year 2000 Issues

  The "Year 2000" computer software problem is caused by programming practices that were originally intended to conserve computer memory, thus providing date fields with only two digits with the computer software logic applying the date prefix "19." If not corrected, this error could cause computers to fail or give erroneous results as the computer processes data before or during the year 2000. This programming practice continued through the mid-1990's and may affect not only mainframe, business and personal computers, but also any device that has an embedded microprocessor, such as an elevator or fire alarm system. All of the Company's locations and operating facilities are impacted.

  In 1997, the Company established a Year 2000 Project team to coordinate and oversee the Year 2000 remediation project. The team is supervised by an executive steering committee, which meets regularly to monitor progress. In addition, progress is monitored by the Board of Directors and the Audit Committee through periodic reports from management. The project's scope includes mainframe, business and personal computers, business software and other information technology items, as well as non-information technology items, such as process control software and embedded software in hardware devices. The Company is also reviewing with its major vendors and suppliers their efforts in becoming Year 2000 compliant. Most suppliers and vendors who have replied thus far to the Company's inquiries have indicated that they expect to be Year 2000 compliant on a timely basis. The Company continues to assess and remediate its various systems, electronic commerce and business associates, and intends to make whatever modifications are necessary to prevent business interruption.

  Following is a table which shows the current status and expected substantial completion dates for the major components of the Company's Year 2000 project:

                                                                   Estimated
                                                                  Substantial
      Description                                                  Completion
      -----------                                               ----------------
      General:
      Development of a Year 2000 Project plan.................      Complete
      Review and report on Year 2000 Project plan by a major
       independent accounting and consulting firm.............      Complete
      Mainframe:
      Transition of data service center to Year 2000 compliant
       provider...............................................      Complete
      Business critical applications--remediated, tested and
       implemented............................................      Complete
      Non-business critical applications--remediated, tested
       and implemented........................................  2nd quarter 1999
      Non mainframe computer equipment:
      Inventory and assessment of all non mainframe computer
       equipment..............................................      Complete
      Business computers at divisions--remediated, tested and
       implemented............................................  2nd quarter 1999
      Process control computers and embedded devices--assessed
       and remediated.........................................  2nd quarter 1999
      Vendors, customers and others:
      Vendor readiness evaluations prepared and mailed........      Complete
      Review of responses and assessment of risk..............      Ongoing
      Contingency plan:
      Development and review of contingency plan..............  2nd quarter 1999

  The Company's Year 2000 compliance effort is currently progressing according to schedule. The remediation of the coding for the mission critical mainframe based applications has been completed. These programs have been tested to confirm that the remediation adequately corrected the problems, and they have been returned to production. All other non-critical mainframe based applications have been remediated and are currently being tested. When the testing has been completed, they will be returned to operation. The mainframe effort, overall, is progressing ahead of schedule. The inventory, assessment and remediation of all non-mainframe hardware, business computers, process control computers and embedded devices are proceeding according to schedule. The Company has discovered some computer equipment that is not Year 2000 compliant and has made arrangements to replace such equipment. An inventory of all desktop computer equipment, such as personal computers and printers, has been completed and efforts are underway to remediate or replace the defective components.

  The Company expects to incur total costs of approximately $19.9 million to address all of its Year 2000 issues. This total consists of: (i) approximately $10.0 million to remediate mainframe business systems; (ii) approximately $4.7 million to remediate business computers at the divisions and other non-mainframe desk-top equipment; (iii) approximately $1.9 million to remediate process control computers and embedded devices; (iv) approximately $1.4 million for accelerated replacement of software which is not Year 2000 compliant; (v) approximately $1.4 million for internal employment cost of information system employees; and (vi) approximately $0.5 million for other related administrative costs. Of this total, the Company spent approximately $7.5 million and $1.8 million during 1998 and 1997, respectively. These cost estimates do not include any costs that may be incurred by the Company as a result of the failure of any supplier or customer of the Company, or any other party with whom the Company does business, to become Year 2000 compliant. Year 2000 costs have been incurred as operating expenses from the Company's information technology budget. The Company has not deferred any other information technology projects as a result of its Year 2000 efforts.

  Thus far, the Company's Year 2000 efforts have focused on (i) the assessment and remediation of information technology and non-information technology items and (ii) the evaluation of the Year 2000 compliance status of key suppliers, customers and other parties with whom the Company does business. The information obtained by the Company from these activities is being used by the Company to determine the most reasonably likely worst case scenarios which could result from a failure by the Company or third parties to become Year 2000 compliant. The Company has also established teams that will produce contingency plans for handling these worst case scenarios. The Company intends to make these determinations and create any necessary contingency plans by the end of the second quarter of 1999.

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

  Statements contained herein regarding the estimated costs and time to complete the Company's Year 2000 projects, and the potential effects of Year 2000 problems, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of factors could cause the actual costs, time for completion and effects to differ from those which are currently expected. These factors include, but are not limited to, the following: (i) the failure of the Company to accurately identify all software and hardware devices which are not Year 2000 compliant; (ii) the failure of the remediation actions identified by the Company to adequately correct the Year 2000 problems; (iii) the failure of the Company's customers or suppliers and other third parties with whom the Company does business to achieve Year 2000 compliance; (iv) the inability of the Company to find sufficient outside resources to assist the Company in its Year 2000 remediation activities; and (v) increases in costs and fees charged by third parties retained by the Company to assist in the Company's Year 2000 remediation activities.

Discussion of Liquidity and Sources of Capital

 Overview

  The Company's liquidity needs arise primarily from capital investments, working capital requirements, pension funding requirements, principal and interest payments on its indebtedness, common stock dividend payments and stock repurchase programs. The Company has satisfied these liquidity needs with funds provided by long-term borrowings and cash provided by operations. Additional sources of liquidity consist of a Receivables Purchase Agreement (the "Receivables Facility") with commitments of up to $200.0 million which has an expiration date of September 2002, and a $100.0 million credit facility and a $50.0 million credit facility, both of which are secured by the Company's inventories (the "Inventory Facilities") and expire in May 2000 and July 1999, respectively. All of the lenders under the Company's Inventory Facilities and a majority of the lenders under the Receivables Facility are Japanese financial institutions. At December 31, 1998, the Company had total liquidity, which includes cash balances plus available borrowing capacity under these facilities, of $395.3 million. In addition, the Company has the ability to issue additional debt of approximately $290 million under its Indenture of Mortgage and Deed of Trust securing the First Mortgage Bonds.

  The Company is currently in compliance with all covenants of, and obligations under, the Receivables Facility, the Inventory Facilities and other debt instruments. On December 31, 1998, there were no cash borrowings outstanding under the Receivables Facility or the Inventory Facilities, and outstanding letters of credit under the Receivables Facility totaled $79.3 million. For 1998, the maximum availability under the Receivables Facility, after reduction for letters of credit outstanding, varied from $76.3 million to $120.7 million and was $107.4 million as of December 31, 1998.

  At December 31, 1998, total debt as a percentage of total capitalization decreased to 27.5% as compared to 29.0% at December 31, 1997. Cash and cash equivalents, and investments totaled $137.9 million and $337.6 million as of December 31, 1998 and 1997, respectively. At December 31, 1998, obligations guaranteed by the Company approximated $19.1 million, compared to $21.7 million at December 31, 1997.

 Cash Flows from Operating Activities

  For 1998, cash provided from operating activities totaled $31.7 million, a decrease of $300.5 million compared to 1997. This decrease was primarily attributable to the $129.7 million decrease in net income as well as a higher cash usage to fund working capital needs, primarily relating to inventories and the timing of pension contributions.

  For 1997, cash provided from operating activities totaled $332.2 million, an increase of $173.3 million compared to 1996. This increase was primarily attributable to the $159.6 million increase in net income as well as a lower cash usage to fund working capital needs.

 Capital Investments

  Capital investments for the years ended December 31, 1998 and 1997 amounted to $171.1 million and $151.8 million, respectively. The 1998 spending was primarily attributable to the new hot dip galvanizing facility at Great Lakes, the blast furnace reline at Great Lakes, construction of the new coating line at Midwest, and new business systems. The 1997 spending was primarily related to the 72-inch continuous galvanizing line upgrade and construction of the new coating line, both at Midwest.

  Capital investments are expected to approximate $300 million in 1999, of which approximately $130 million was committed at December 31, 1998. Included among the budgeted and committed capital investments is the new hot dip galvanizing facility. Other capital investments include new business systems and blast furnace relines at both Great Lakes and the Granite City Division. It is expected that capital investments will be in excess of historical levels for the next few years.

 Cash Proceeds from the Sale of Non-Core Assets

  During the second quarter of 1998, the Company sold certain non-core land and property at Midwest. The Company received proceeds (net of taxes and expenses) of $3.3 million and recorded a net gain of $2.7 million related to the sale.

  During the second quarter of 1997, the Company sold its Great Lakes No. 5 coke battery, as well as its minority equity investment in the IOC. The sale of these two assets generated net proceeds of $309.3 million. Additionally, in 1997, certain coal properties were sold generating net proceeds of $11.3 million.

  A portion of the proceeds from these sales was used in the fourth quarter of 1997 when the Company redeemed all of the outstanding Redeemable Preferred Stock--Series B owned by Avatex. Concurrent with the stock repurchase, the Company and Avatex settled Avatex's obligation relating to certain Weirton liabilities as to which Avatex had agreed to indemnify the Company in prior recapitalization programs. Avatex had pre-funded certain of these indemnification obligations and, at the time of the pre-funding, the Company and Avatex agreed that a settlement of the liabilities would occur no later than in the year 2000. The redemption of the preferred stock and the related settlement resulted in the Company paying Avatex $59.0 million in the fourth quarter of 1997 and an additional $10.0 million in 1998. Additionally in the fourth quarter of 1997, the Company recognized insurance proceeds (net of taxes and expenses) aggregating approximately $13.6 million relating to certain environmental sites, some of which had been indemnified by Avatex and for which the Company is now solely responsible.

  On December 29, 1997, the Company also redeemed the Preferred Stock--Series A, which was owned by NKK U.S.A. Corporation. The Company paid NKK U.S.A. Corporation the face value of the stock ($36.7 million) plus accrued dividends as of the redemption date of approximately $0.6 million.

 Cash Flows Utilized in Financing Activities

  During 1998, the Company utilized $40.1 million for financing activities, which included scheduled repayments of debt, as well as dividend payments on the Company's common stock. The Company repurchased 1,109,700 shares of its Class B Common Stock in 1998 at a cost of $8.4 million and plans to repurchase up to an additional 890,300 shares in 1999. In addition, the Company recorded borrowings of approximately $14.7 million related to the ProCoil joint venture.

  During 1997, the Company utilized $297.1 million for financing activities. These included the $154.3 million prepayment of related party debt associated with the sale of the Great Lakes No. 5 coke battery and $4.5 million of costs associated with the prepayment of the aforementioned debt. Also included was the $83.8 million for the redemption of the Preferred Stock--Series A and B (net of the $13.6 million of insurance proceeds recognized by the Company). Other areas of cash utilization for financing activities included scheduled payments of debt, as well as dividend payments on the Company's preferred stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  In the normal course of business, operations of the Company are exposed to continuing fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing, and financing. Accordingly, the Company addresses a portion of these risks, primarily commodity price risk, through a controlled program of risk management that includes the use of derivative financial instruments. The Company's objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. The Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of a documented corporate risk-management policy. The Company does not enter into any derivative transactions for speculative purposes.

Interest Rate Risk

  The Company's primary interest rate risk exposure results from changes in long-term U.S. dollar interest rates. In an effort to manage interest rate exposures, the Company predominantly enters into fixed rate debt positions. As such, the fair value of the Company's debt positions is moderately sensitive to changes in interest rates. A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its fixed rate debt positions. The fair value is calculated by valuing those positions at quoted market interest rates. Market risk is then estimated at the potential loss in fair value resulting from a hypothetical 10% adverse change in such rates. The results of this analysis, which may differ from actual results, are as follows:

                                                              Fair
                                                             Value   Market Risk
                                                            -------- -----------
                                                            Dollars in thousands
      1998:
      Long-term debt position, excluding capitalized lease
       obligations (Average interest rate of 8.6%)........  $302,085   $6,631

Commodity Price Risk

  In order to reduce the uncertainty of price movements with respect to the purchase of zinc, the Company enters into derivative financial instruments in the form of swap contracts and zero cost collars with a major global financial institution. These contracts typically mature within one year. At expiration, the derivative contracts are settled at a net amount equal to the difference between the then current price of zinc and the fixed contract price. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by changes in the value of the underlying exposures being hedged.

  Based on the Company's overall commodity hedge exposure at December 31, 1998, a hypothetical 10 percent change in market rates applied to the fair value of the instruments, would have no material impact on the Company's earnings, cash flows, financial position, or fair values of commodity price risk sensitive instruments over a one-year period.

Item 8. Financial Statements and Supplementary Data

  The following consolidated financial statements and financial statement schedule of the Company are submitted pursuant to the requirements of Item 8:

                  National Steel Corporation and Subsidiaries
   Index to Financial Statements, Supplementary Data and Financial Statement
                                   Schedule

                                                                           Page
                                                                           ----
      Management's Responsibility for Financial Statements................  35
      Report of Ernst & Young LLP Independent Auditors....................  36
      Consolidated Statements of Income--Years Ended December 31, 1998,
       1997 and 1996......................................................  37
      Consolidated Balance Sheets--December 31, 1998 and 1997.............  38
      Consolidated Statements of Cash Flows--Years Ended December 31,
       1998, 1997 and 1996................................................  39
      Consolidated Statements of Changes in Stockholders' Equity and
       Redeemable Preferred Stock--Series B--Years Ended December 31,
       1998, 1997 and 1996................................................  40
      Notes to Consolidated Financial Statements..........................  41
      Schedule II--Valuation and Qualifying Accounts......................  62

             MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

  Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and related notes. The financial statements, presented on pages 37 to 61, have been prepared in conformity with generally accepted accounting principles and include amounts based upon our estimates and judgments, as required. Management also prepared the other information included in the Form 10-K and is responsible for its accuracy and consistency with the financial statements. The financial statements have been audited in accordance with generally accepted auditing standards and reported upon by our independent auditors, Ernst & Young LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and committees of the Board. We believe the representations made to the independent auditors during the audit were valid and appropriate. Ernst & Young LLP's audit report is presented on page 36.

  National Steel Corporation maintains a system of internal accounting control designed to provide reasonable assurance for the safeguarding of assets and reliability of financial records. The system is subject to review through its internal audit function, which monitors and reports on the adequacy of and compliance with the internal control system and appropriate action is taken to address control deficiencies and other opportunities for improving the system as they are identified. Although no cost effective internal control system will preclude all errors and irregularities, management believes that through the careful selection, training and development of employees, the division of responsibilities and the application of formal policies and procedures, National Steel Corporation has an effective and responsive system of internal accounting control.

  The Audit Committee of the Board of Directors, which is composed solely of non-employee directors, provides oversight to the financial reporting process through periodic meetings. The Audit Committee is responsible for recommending to the Board of Directors, subject to approval by the Board and ratification by stockholders, the independent auditors to perform audit and related work for the Company, for reviewing with the independent auditors the scope of their audit of the Company's financial statements, for reviewing with the Company's internal auditors the scope of the plan of audit, for meeting with the independent auditors and the Company's internal auditors to review the results of their audits and the Company's internal accounting control, and for reviewing other professional services being performed for the Company by the independent auditors. Both the independent auditors and the Company's internal auditors have free access to the Audit Committee.

  Management believes the system of internal accounting control provides reasonable assurance that business activities are conducted in a manner consistent with the Company's high standards of business conduct, and the Company's financial accounting system contains the integrity and objectivity necessary to maintain accountability for assets and to prepare National Steel Corporation's financial statements in accordance with generally accepted accounting principles.

                                                  /s/ Yutaka Tanaka
                                          -------------------------------------
                                                      Yutaka Tanaka
                                           Chairman & Chief Executive Officer

                                                 /s/ John A. Maczuzak
                                          -------------------------------------
                                                    John A. Maczuzak
                                           President & Chief Operating Officer

                                                  /s/ Glenn H. Gage
                                          -------------------------------------
                                                      Glenn H. Gage
                                              Senior Vice President & Chief
                                                    Financial Officer

                          REPORT OF ERNST & YOUNG LLP

                             INDEPENDENT AUDITORS

Board of Directors

National Steel Corporation

  We have audited the accompanying consolidated balance sheets of National Steel Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows, and changes in stockholders' equity and redeemable preferred stock--Series B for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 10 to the consolidated financial statements, in 1996 the Company changed the measurement date that is used in accounting for pensions and postretirement benefits other than pensions.

                             /s/ Ernst & Young LLP

Indianapolis, Indiana
January 28, 1999

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
                                                 (Dollars in Thousands,
                                               Except Per Share Amounts)
Net Sales.................................. $2,848,044  $3,139,659  $2,954,033
  Cost of products sold....................  2,496,786   2,674,444   2,618,151
  Selling, general and administrative
   expense.................................    153,635     141,252     136,731
  Depreciation.............................    129,201     134,546     144,413
  Equity income of affiliates..............     (1,240)     (1,576)     (9,763)
  Unusual credit...........................    (26,595)        --          --
                                            ----------  ----------  ----------
Income from Operations.....................     96,257     190,993      64,501
Other (income) expense
  Interest and other financial income......    (15,787)    (19,198)     (7,103)
  Interest and other financial expense.....     26,672      33,805      43,352
  Net gain on disposal of non-core assets
   and other related activities............     (2,685)    (58,745)     (3,732)
                                            ----------  ----------  ----------
Income before Income Taxes, Extraordinary
 Item and Cumulative Effect of Accounting
 Change....................................     88,057     235,131      31,984
  Income taxes (credit)....................      4,299      16,231     (10,840)
                                            ----------  ----------  ----------
Income before Extraordinary Item and
 Cumulative Effect of Accounting Change....     83,758     218,900      42,824
  Extraordinary item.......................        --       (5,397)        --
  Cumulative effect of accounting change...        --          --       11,100
                                            ----------  ----------  ----------
Net Income.................................     83,758     213,503      53,924
  Less preferred stock dividends...........        --       10,252      10,959
                                            ----------  ----------  ----------
Net Income Applicable to Common Stock...... $   83,758  $  203,251  $   42,965
                                            ==========  ==========  ==========
Basic Earnings Per Share:
  Income before Extraordinary Item and
   Cumulative Effect of Accounting Change.. $     1.94  $     4.82  $      .74
  Extraordinary item.......................        --         (.12)        --
  Cumulative effect of accounting change...        --          --          .25
                                            ----------  ----------  ----------
Net Income Applicable to Common Stock...... $     1.94  $     4.70  $      .99
                                            ==========  ==========  ==========
Diluted Earnings Per Share:
  Income before Extraordinary Item and
   Cumulative Effect of Accounting Change.. $     1.94  $     4.76  $      .74
  Extraordinary item.......................        --         (.12)        --
  Cumulative effect of accounting change...        --          --          .25
                                            ----------  ----------  ----------
Net Income Applicable to Common Stock...... $     1.94  $     4.64  $      .99
                                            ==========  ==========  ==========
Weighted average shares outstanding (in
 thousands)................................     43,202      43,288      43,288
Dividends paid per common share............ $     0.28  $      --   $      --

                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
                                                             (Dollars in
                                                        Thousands, Except Per
                                                           Share Amounts)
ASSETS
Current assets
  Cash and cash equivalents............................ $  137,895  $  312,642
  Investments..........................................        --       25,000
  Receivables, less allowances (1998--$16,899; 1997--
   $17,644)............................................    245,840     284,306
  Inventories..........................................    472,834     374,202
  Deferred tax assets..................................     23,306       8,597
                                                        ----------  ----------
    Total current assets...............................    879,875   1,004,747
Investments in affiliated companies....................     19,449      15,709
Property, plant and equipment
  Land and land improvements...........................    187,087     190,859
  Buildings............................................    310,141     301,058
  Machinery and equipment..............................  2,978,337   2,886,214
                                                        ----------  ----------
    Total property, plant and equipment................  3,475,565   3,378,131
  Less accumulated depreciation........................  2,205,025   2,149,107
                                                        ----------  ----------
Net property, plant and equipment......................  1,270,540   1,229,024
Deferred tax assets....................................    179,294     164,503
Intangible pension asset...............................     89,497       1,149
Other assets...........................................     45,320      38,327
                                                        ----------  ----------
                                                        $2,483,975  $2,453,459
                                                        ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..................................... $  242,123  $  246,085
  Salaries and wages...................................     66,368      90,604
  Withheld and accrued taxes...........................     62,906      70,608
  Pension and other employee benefits..................     71,234     141,350
  Other accrued liabilities............................     44,369      50,680
  Income taxes.........................................     22,580       6,507
  Current portion of long-term obligations.............     37,203      31,533
                                                        ----------  ----------
    Total current liabilities..........................    546,783     637,367
Long-term obligations..................................    285,767     310,976
Long-term pension liabilities..........................    269,099     162,234
Postretirement benefits other than pensions............    398,074     354,604
Other long-term liabilities............................    133,951     151,300
Commitments and contingencies
Stockholders' equity
  Common Stock par value $.01:
    Class A--authorized 30,000,000 shares; issued and
     outstanding 22,100,000 shares in 1998 and 1997....        221         221
    Class B--authorized 65,000,000 shares; issued
     21,188,240 shares in 1998 and 1997................        212         212
  Additional paid-in capital...........................    491,835     491,835
  Retained earnings....................................    417,528     345,876
  Treasury stock, at cost; 1,109,700 shares in 1998....     (8,421)        --
  Accumulated other comprehensive income:
    Minimum pension liability..........................    (51,074)     (1,166)
                                                        ----------  ----------
    Total stockholders' equity.........................    850,301     836,978
                                                        ----------  ----------
                                                        $2,483,975  $2,453,459
                                                        ==========  ==========

                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    (Dollars in Thousands)
Cash Flows from Operating Activities
  Net income..................................... $ 83,758  $213,503  $ 53,924
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation.................................  129,201   134,546   144,413
    Carrying charges related to facility sales
     and plant closings..........................    3,874    19,322    22,385
    Net gain on disposal of non-core assets......   (2,685)  (58,745)   (3,732)
    Equity income of affiliates..................   (1,240)   (1,576)   (9,763)
    Dividends from affiliates....................    1,800     6,808     4,375
    Long-term pension liability (net of change in
     intangible pension asset)...................  (31,692)  (79,717)   18,430
    Postretirement benefits......................   26,470    19,028    29,459
    Extraordinary item...........................      --      5,397       --
    Cumulative effect of accounting change.......      --        --    (11,100)
    Deferred income taxes........................  (19,628)  (21,600)  (21,600)
  Changes in working capital items:
    Investments..................................   25,000   (25,000)      --
    Receivables..................................   38,466     4,757    34,773
    Inventories..................................  (98,632)   56,365   (27,192)
    Accounts payable.............................   (3,962)      942   (20,682)
    Accrued liabilities.......................... (102,164)   74,166   (38,209)
  Other non-current assets.......................  (12,903)   23,602     2,088
  Other long-term liabilities....................   (3,923)  (39,592)  (18,664)
                                                  --------  --------  --------
Net Cash Provided by Operating Activities........   31,740   332,206   158,905

Cash Flows from Investing Activities
  Purchases of property, plant and equipment..... (171,071) (151,773) (128,621)
  Net proceeds from sale of assets...............    1,372       --      4,118
  Net proceeds from disposal of non-core assets..    3,278   320,602     3,732
  Other..........................................      --       (362)      --
                                                  --------  --------  --------
Net Cash Provided by (Used in) Investing
 Activities...................................... (166,421)  168,467  (120,771)

Cash Flows from Financing Activities
  Redemption of Preferred Stock--Series A........      --    (36,650)      --
  Redemption of Preferred Stock--Series B and
   related settlement with Avatex................      --    (47,148)      --
  Repurchase of Class B common stock.............   (8,421)      --        --
  Prepayment of related party debt...............      --   (154,328)      --
  Cost associated with prepayment of related
   party debt....................................      --     (4,500)      --
  Debt repayments................................  (34,232)  (35,041)  (35,750)
  Borrowings.....................................   14,693     3,959     6,500
  Payment of released Weirton benefit
   liabilities...................................      --    (12,119)  (15,360)
  Payment of unreleased Weirton liabilities and
   their release in lieu of cash dividends on
   Redeemable Preferred Stock--Series B                --     (7,037)   (8,066)
  Dividend payments on common stock..............  (12,106)      --        --
  Dividend payments on Preferred Stock--Series A.      --     (3,998)   (4,033)
  Dividend payments on Redeemable Preferred
   Stock--Series B...............................      --       (210)      --
                                                  --------  --------  --------
Net Cash Used in Financing Activities............  (40,066) (297,072)  (56,709)
                                                  --------  --------  --------
Net Increase (Decrease) in Cash and Cash
 Equivalents..................................... (174,747)  203,601   (18,575)
Cash and cash equivalents at beginning of the
 year............................................  312,642   109,041   127,616
                                                  --------  --------  --------
Cash and cash equivalents at end of the year..... $137,895  $312,642  $109,041
                                                  ========  ========  ========
Supplemental Cash Payment Information
  Interest and other financing costs paid........ $ 27,653  $ 38,882  $ 44,459
  Income taxes paid..............................   17,183    45,177    16,525


                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND REDEEMABLE PREFERRED STOCK--SERIES B

                                                                                      Accumulated                Redeemable
                         Common  Common  Preferred Additional                            Other         Total     Preferred
                         Stock-- Stock--  Stock--   Paid-In   Retained     Treasury  Comprehensive Stockholders'  Stock--
                         Class A Class B Series A   Capital   Earnings      Stock       Income        Equity      Series B
                         ------- ------- --------- ---------- --------     --------  ------------- ------------- ----------
                                                            (Dollars in Thousands)
Balance at January 1,
 1996..................   $221    $212    $36,650   $465,359  $ 99,660     $   --      $ (1,767)     $600,335     $65,030
Comprehensive income:
 Net income............                                         53,924                                 53,924
 Other comprehensive
  income:
 Minimum pension
  liability............                                                                   1,262         1,262
                                                                                                     --------
 Comprehensive income..                                                                                55,186
                                                                                                     --------
Amortization of excess
 of book value over
 redemption value of
 Redeemable Preferred
 Stock--Series B.......                                          1,500                                  1,500      (1,500)
Cumulative dividends on
 Preferred Stock--
 Series A and B........                                        (12,459)                               (12,459)
                       --------------------------------------------------------------------------------------------
Balance at December 31,
 1996..................    221     212     36,650    465,359   142,625         --          (505)      644,562      63,530
Comprehensive income:
 Net income............                                        213,503                                213,503
 Other comprehensive
  income:
 Minimum pension
  liability............                                                                   (661)         (661)
                                                                                                     --------
 Comprehensive income..                                                                               212,842
                                                                                                     --------
Amortization of excess
 of book value over
 redemption value of
 Redeemable Preferred
 Stock--Series B.......                                          1,354                                  1,354      (1,354)
Cumulative dividends on
 Preferred Stock--
 Series A and B........                                        (11,606)                               (11,606)
Redemption of Preferred
 Stock--Series A.......                   (36,650)                                                    (36,650)
Redemption of
 Redeemable Preferred
 Stock--Series B and
 related settlement
 with Avatex...........                               26,476                                           26,476     (62,176)
                       --------------------------------------------------------------------------------------------
Balance at December 31,
 1997..................    221     212        --     491,835   345,876         --        (1,166)      836,978         --
Comprehensive income:
 Net income............                                         83,758                                 83,758
 Other comprehensive
  income:
 Minimum pension
  liability............                                                                 (49,908)      (49,908)
                                                                                                     --------
 Comprehensive income..                                                                                33,850
                                                                                                     --------
Dividends on common
 stock.................                                        (12,106)                               (12,106)
Purchase of 1,109,700
 shares of Class B
 common stock..........                                                     (8,421)                    (8,421)
                       --------------------------------------------------------------------------------------------
Balance at December 31,
 1998..................   $221    $212    $   --    $491,835  $417,528     $(8,421)    $(51,074)     $850,301     $   --
                       --------------------------------------------------------------------------------------------
                       --------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

Note 1. Description of the Business and Significant Accounting Policies

  National Steel Corporation (together with its majority owned subsidiaries, the "Company") is a domestic manufacturer engaged in a single line of business, the production and processing of steel. The Company targets high value-added applications of flat rolled carbon steel for sale primarily to the automotive, construction and container markets. The Company also sells hot and cold rolled steel to a wide variety of other users including the pipe and tube industry and independent steel service centers. The Company's principal markets are located throughout the United States.

  Since 1986, the Company has had cooperative labor agreements with the United Steelworkers of America (the "USWA"), the International Chemical Workers Union Council of the United Food and Commercial Workers and other labor organizations, which collectively represent approximately 82% of the Company's employees. The Company entered into a six-year agreement with these labor organizations in 1993 (the "1993 Settlement Agreement"). Additionally, the 1993 Settlement Agreement contains a no-strike clause also effective through July 31, 1999. Scheduled negotiations reopened in 1996, and were ultimately resolved utilizing the arbitration provisions provided for in the 1993 Settlement Agreement without any disruption to operations. The 1993 Settlement Agreement provided that an individual designated by the International President of the United Steelworkers of America would be elected to the Company's Board of Directors. In 1999, the Company will bargain with the USWA and other labor organizations to replace the agreements expiring between July 31, 1999 and December 31, 1999.

 Principles of Consolidation

  The consolidated financial statements include the accounts of National Steel Corporation and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

 Revenue Recognition

  Substantially all revenue is recognized when products are shipped to customers.

 Cash Equivalents

  Cash equivalents are short-term liquid investments consisting principally of time deposits and commercial paper at cost which approximates market. Generally, these investments have maturities of three months or less at the time of purchase.

 Credit Risk

  Concentration of credit risk related to trade receivables is limited due to the large numbers of customers in differing industries and geographic areas and management's credit practices.

 Investments

  Investments consist of a time deposit at cost which had a maturity greater than three months at the time of purchase.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

 Risk Management Contracts

  In the normal course of business, the Company enters into certain derivative financial instruments, primarily commodity purchase swap contracts and zero cost collars, to manage its exposure to fluctuations in commodity prices. The Company designates the financial instruments as hedges for specific anticipated transactions. Gains and losses from hedges are classified in the consolidated statement of income in cost of goods sold when the contracts are closed. Cash flows from hedges are classified in the consolidated statement of cash flows under the same category as the cash flows from the related anticipated transaction. The Company does not enter into any derivative transactions for speculative purposes. (See Note 14. Risk Management Contracts.)

 Inventories

  Inventories are stated at the lower of last-in, first-out ("LIFO") cost or market.

  Based on replacement cost, inventories would have been approximately $178.2 million and $183.9 million higher than reported at December 31, 1998 and 1997, respectively. In 1998 there were no liquidations of LIFO inventory values. During 1997 and 1996, certain inventory quantity reductions caused liquidations of LIFO inventory values. These liquidations did not have a material effect on net income.

  The Company's inventories as of December 31, are as follows:

                                                                1998     1997
                                                              -------- --------
                                                                 Dollars in
                                                                  thousands
   Inventories
   Finished and semi-finished................................ $421,662 $358,486
   Raw materials and supplies................................  197,192  154,056
                                                              -------- --------
                                                               618,854  512,542
   Less LIFO reserve.........................................  146,020  138,340
                                                              -------- --------
                                                              $472,834 $374,202
                                                              ======== ========

 Investments in Affiliated Companies

  Investments in affiliated companies (corporate joint ventures and 20.0% to 50.0% owned companies) are stated at cost plus equity in undistributed earnings since acquisition. Undistributed deficit of affiliated companies included in retained earnings at December 31, 1998 and 1997 amounted to $1.9 million and $1.1 million, respectively. (See Note 10. Non-Operational Income Statement Activities.)

  In May 1997, the Company completed the acquisition of an additional 12% of the equity in ProCoil Corporation ("ProCoil") for approximately $0.4 million. This brings the Company's total ownership to 56% as of December 31, 1997. ProCoil's financial position and results of operations have been included in the consolidated financial statements from the date of this acquisition.

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost and include certain expenditures for leased facilities. Interest costs applicable to facilities under construction are capitalized. Capitalized interest amounted to $3.8 million in 1998, $5.3 million in 1997 and $4.0 million in 1996. Depreciation of capitalized interest amounted to $3.6 million in 1998, $4.5 million in 1997 and $5.5 million in 1996.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

 Depreciation

  Depreciation of production facilities and capitalized lease obligations are generally computed by the straight-line method over their estimated useful life or, if applicable, remaining lease term, if shorter. The following useful lives are used for financial statement purposes:

           Land improvements..............  10   - 20 years
           Buildings......................  15   - 40 years
           Machinery and equipment........   3   - 15 years

  Depreciation of furnace relinings are computed on the basis of tonnage produced in relation to estimated total production to be obtained from such facilities.

 Research and Development

  Research and development costs are expensed when incurred as a component of cost of products sold. Expenses for 1998, 1997 and 1996 were $11.0 million, $10.9 million and $11.1 million, respectively.

 Financial Instruments

  Financial instruments consist of cash and cash equivalents and long-term obligations (excluding capitalized lease obligations). The fair value of cash and cash equivalents approximates their carrying amounts at December 31, 1998. The carrying value of long-term obligations (excluding capitalized lease obligations) exceeded the fair value by approximately $4.3 million at December 31, 1998. The fair value is estimated using discounted cash flows based on current interest rates for similar issues.

 Earnings per Share (Basic and Diluted)

  Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.

  The calculation of the dilutive effect of stock options on the weighted average shares is as follows:

                                                     1998     1997     1996
                                                    -------  -------  -------
                                                      Shares in thousands
      Denominator for basic earnings per share--
       weighted-average shares.....................  43,202   43,288   43,288
      Effect of stock options......................      69      485        6
                                                    -------  -------  -------
      Denominator for diluted earnings per share...  43,271   43,773   43,294
                                                    =======  =======  =======

  Options to purchase common stock of 429,967 shares in 1998, 194,000 shares in 1997 and 1,154,235 shares in 1996 were outstanding, but were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during those years.

 Stock-Based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options. Under

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). (See Note 15. Long-Term Incentive Plan.)

 Use of Estimates

  Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates.

 Reclassifications

  Certain amounts in prior years consolidated financial statements have been reclassified to conform with the current year presentation.

 Impact of Recently Issued Accounting Standards

  During the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Consequently, the Company has reported its changes in minimum pension liabilities, as required by SFAS 130, as comprehensive income in the appropriate consolidated financial statements presented herein.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred. Effective January 1, 1998, the Company adopted SOP 98-1. During 1998, the Company capitalized $19.2 million of such costs in accordance with this guidance.

  Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure for segment information. (See Note 4. Segment Information.)

  Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position, but did affect the disclosures for pensions and other postretirement benefits. (See Note 6. Pensions and Other Postretirement Benefits.)

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company.

Note 2. Audit Committee Inquiry and Securities and Exchange Commission Inquiry

  In the third quarter of 1997, the Audit Committee of the Company's Board of Directors was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the Company's system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, inquired into these matters. The Company, based upon the inquiry, restated its financial statements for certain prior periods. On January 29, 1998, the Company filed a Form 10-K/A for 1996 and Forms 10-Q/A for the first, second and third quarters of 1997 reflecting the restatements. See these Forms for information about the restatement, including the effect of the restatement on items previously presented in Management's Discussion and Analysis of Results of Operations and Financial Condition.

  On December 15, 1997, the Board of Directors approved the termination of the Company's Vice-President--Finance in connection with the Audit Committee inquiry. During January 1998, legal counsel to the Audit Committee issued its report to the Audit Committee, and the Audit Committee approved the report and concluded its inquiry. On January 21, 1998, the Board of Directors accepted the report and approved the recommendations, except for the recommendation to revise the Audit Committee Charter, which was approved on February 9, 1998. The report found certain misapplications of generally accepted accounting principles and accounting errors, including excess reserves, which have been corrected in the amended filings, referred to above. The report found that the accretion of excess reserves to income during the first, second and third quarters of 1997, as described in the Forms 10-Q/A for those quarters, may have had the appearance of management of earnings as the result of errors in judgement and the misapplication of generally accepted accounting principles. However, the report concluded that these errors do not appear to have involved the intentional misstatement of the Company's accounts. The report also found weaknesses in internal controls and recommended various improvements in the Company's system of internal controls, including a comprehensive review of such controls, a restructuring of the Company's finance and accounting department, and expansion of the role of the internal audit functions, as well as corrective measures to be taken related to the specific causes of the accounting errors. The Company is in the process of implementing these recommendations with the involvement of the Audit Committee. In accordance with the recommendations, a major independent accounting and consulting firm was engaged in early 1998 to examine and report on the Company's written assertion about the effectiveness of the internal control over financial reporting. Its report is expected to be concluded in March 1999.

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

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

Note 3. Capital Structure

  At December 31, 1998, the Company's capital structure was as follows:

    Class A Common Stock: At December 31, 1998, the Company had 30,000,000 shares of $.01 par value Class A Common Stock authorized, of which 22,100,000 shares were issued and outstanding and owned by NKK U.S.A. Corporation. Each share is entitled to two votes. Dividends of $0.28 per share were paid in 1998. No cash dividends were paid on the Class A Common Stock in 1997 or 1996. As a result of its ownership of the Class A Common Stock, NKK U.S.A. Corporation controls approximately 68.8% of the voting power of the Company.

    Class B Common Stock: At December 31, 1998, the Company had 65,000,000 shares of $.01 par value Class B Common Stock authorized, 21,188,240 shares issued, and 20,078,540 outstanding net of 1,109,700 shares of Treasury Stock. Dividends of $0.28 per share were paid in 1998. No cash dividends were paid on the Class B Common Stock in 1997 or 1996. All of the issued and outstanding shares of Class B Common Stock are publicly traded and are entitled to one vote.

  On August 26, 1998, the Board of Directors authorized the repurchase of up to two million shares of the Class B Common Stock. As of December 31, 1998, the Company had repurchased 1,109,700 shares of the Class B Common Stock at a cost of $8.4 million.

  In prior years, the Company had two series of preferred stock outstanding. Both of these series of stock were redeemed in the fourth quarter of 1997.

  Prior to redemption, which occurred on December 29, 1997, there were 5,000 shares of $1.00 par value Series A Preferred Stock issued and outstanding. All of this stock was owned by NKK U.S.A Corporation. Annual dividends of $806.30 per share were cumulative and payable quarterly. Dividend payments of approximately $4 million were paid in 1997 and 1996. This stock was redeemed at its book value of approximately $36.7 million plus accrued dividends through the redemption date. This stock had not been subject to mandatory redemption provisions.

  The Company also had 10,000 shares of Redeemable Preferred Stock--Series B issued and outstanding prior to the redemption of these shares on November 24, 1997. This stock had been owned by Avatex Corporation ("Avatex"--formerly known as FoxMeyer Health Corporation). Annual dividends of $806.30 per share were cumulative and payable quarterly. This stock was subject to mandatory redemption on August 5, 2000. Concurrent with the stock repurchase in 1997, the Company and Avatex settled Avatex's obligations relating to certain Weirton liabilities for which Avatex agreed to indemnify the Company in prior recapitalization programs. In 1997, dividends were accrued and paid on this stock through November 4, 1997.

  The mandatory redemption price of the Redeemable Preferred Stock--Series B was $58.3 million. The difference between this price and the book value of the stock was being amortized to retained earnings at a rate of $1.5 million per year.

Note 4. Segment Information

  The Company has one reportable segment: Steel. The Steel segment consists of two operating segments, the Regional Division and the Granite City Division, that produce and sell hot and cold rolled steel to automotive, construction, container, and pipe and tube customers as well as independent steel service centers. The Company's operating segments are primarily organized and managed by geographic location. A third operating segment has been combined with "All Other" as it does not meet the quantitative thresholds for determining reportable segments. "All Other" revenues from external customers are attributable primarily to steel processing, warehousing and transportation services.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

  The Company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the Steel segment are the same as described in Note 1 to the financial statements. Intersegment sales and transfers are accounted for at market prices and are eliminated in consolidation.

                                       1998                              1997
                         --------------------------------- --------------------------------
                           Steel    All Other     Total      Steel    All Other    Total
                         ---------- ----------  ---------- ---------- ---------- ----------
                                               Dollars in thousands
Revenues from external
 customers.............. $2,829,122 $   18,922  $2,848,044 $3,121,447 $   18,212 $3,139,659
Intersegment revenues...    612,443  3,130,971   3,743,414    656,197  3,414,572  4,070,769
Depreciation expense....     99,446     29,755     129,201    111,972     22,574    134,546
Segment income (loss)
 from operations........    128,856    (32,599)     96,257    141,292     49,701    190,993
Segment assets..........  1,524,285    959,690   2,483,975  1,400,221  1,053,238  2,453,459
Expenditures for long-
 lived assets...........    128,573     42,498     171,071    127,600     24,173    151,773

  Included in "All Other" intersegment revenues in 1998 and 1997, respectively, is $2,886,938 and $3,155,874 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.

  The following table sets forth the percentage of the Company's revenues from various markets for 1998, 1997 and 1996:

                                                            1998   1997   1996
                                                            -----  -----  -----
      Automotive...........................................  29.5%  27.0%  27.6%
      Construction.........................................  26.6   24.8   21.6
      Containers...........................................  11.3   11.0   10.6
      Pipe and Tube........................................   5.6    7.3    6.5
      Service Centers......................................  19.5   21.3   20.2
      All Other............................................   7.5    8.6   13.5
                                                            -----  -----  -----
                                                            100.0% 100.0% 100.0%
                                                            =====  =====  =====

  No single customer accounted for more than 10.0% of net sales in 1998, 1997 or 1996. Export sales accounted for approximately 2.1% of revenues in 1998, 2.0% in 1997 and 0.8% in 1996. The Company has no long-lived assets that are maintained outside of the United States.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

Note 5. Long-Term Obligations

  Long-term obligations were as follows:

                                                                 December 31,
                                                               -----------------
                                                                 1998     1997
                                                               -------- --------
                                                                  Dollars in
                                                                   thousands
   First Mortgage Bonds, 8.375% Series due August 1, 2006,
    with general first liens on principal plants, properties
    and certain subsidiaries.................................  $ 75,000 $ 75,000
   Vacuum Degassing Facility Loan, 10.336% fixed rate due in
    semi-annual installments through 2000, with a first
    mortgage in favor of the lenders.........................    12,431   19,753
   Continuous Caster Facility Loan, 10.057% fixed rate to
    2000 when the rate will be reset to a current rate. Equal
    semi-annual payments due through 2007, with a first
    mortgage in favor of the lenders.........................   101,204  107,873
   Pickle Line Loan, 7.726% fixed rate due in equal semi-
    annual installments through 2007, with a first mortgage
    in favor of the lender...................................    73,689   78,788
   ProCoil, various rates and due dates......................    24,143   18,959
   Capitalized lease obligation..............................    16,619   21,026
   Other.....................................................    19,884   21,110
                                                               -------- --------
   Total long-term obligations...............................   322,970  342,509
   Less long-term obligations due within one year............    37,203   31,533
                                                               -------- --------
   Long-term obligations.....................................  $285,767 $310,976
                                                               ======== ========

  Future minimum payments for all long-term obligations and leases as of December 31, 1998 are as follows:

                                                                    Other Long-
                                              Capitalized Operating    Term
                                                 Lease     Leases   Obligations
                                              ----------- --------- -----------
                                                    Dollars in thousands
   1999.....................................   $  6,712   $ 62,703   $ 32,272
   2000.....................................      6,712     54,392     25,008
   2001.....................................      6,712     42,969     24,826
   2002.....................................        --      39,616     34,300
   2003.....................................        --      44,639     25,712
   Thereafter...............................        --      71,224    164,233
                                               --------   --------   --------
   Total payments...........................   $ 20,136   $315,543   $306,351
                                                          ========   ========
   Less amount representing interest .......      3,517
   Less current portion of obligation under
    capitalized lease.......................      4,931
                                               --------
   Long-term obligation under capitalized
    lease ..................................   $ 11,688
                                               ========
   Asset under capitalized lease:
   Machinery and equipment..................   $ 37,000
   Less accumulated depreciation............    (29,463)
                                               --------
                                              $  7,537
                                               ========

  Operating leases include a coke battery facility which services Granite City and expires in 2004, a continuous caster and the related ladle metallurgy facility which services Great Lakes and expires in 2008, and an electrolytic galvanizing facility which services Great Lakes and expires in 2001. Upon expiration, the

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

Company has the option to extend the leases or purchase the equipment at fair market value. The Company's remaining operating leases cover various types of properties, primarily machinery and equipment, which have lease terms generally for periods of 2 to 20 years, and which are expected to be renewed or replaced by other leases in the normal course of business. Rental expense totaled $73.1 million in 1998, $75.3 million in 1997, and $72.2 million in 1996.

 Credit Arrangements

  The Company's credit arrangements consist of a Receivables Purchase Agreement (the "Receivables Purchase Agreement") with commitments of up to $200.0 million and an expiration date of September 2002 and a $100.0 million and a $50.0 million credit facility, both of which are secured by the Company's inventories (the "Inventory Facilities") and expire in May 2000 and July 1999, respectively.

  The Company is currently in compliance with all covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facilities and other debt instruments. On December 31, 1998, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facilities, and outstanding letters of credit under the Receivables Purchase Agreement totaled $79.3 million. During 1998, the maximum availability under the Receivables Purchase Agreement, after reduction for letters of credit outstanding, varied from $76.3 million to $120.7 million and was $107.4 million as of December 31, 1998.

  Various debt and certain lease agreements include restrictions on the amount of stockholders' equity available for the payment of dividends. Under the most restrictive of these covenants, stockholders' equity in the amount of $454.6 million was free of such limitations at December 31, 1998. In addition, any dividend payments must be matched by a like contribution into a Voluntary Employees' Beneficiary Association Trust ("VEBA Trust"), the amount of which is calculated under the terms of the 1993 Settlement Agreement between the Company and the USWA, until the asset value of the VEBA Trust exceeds $100.0 million. The asset value of the VEBA Trust at December 31, 1998 was approximately $112.6 million. No matching dividend contribution to the VEBA Trust was required for the year ended December 31, 1998.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

Note 6. Pension and Other Postretirement Employee Benefits

  The Company has various qualified and nonqualified pension plans and other postretirement employee benefit ("OPEB") plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the periods ended September 30, 1998 and 1997, and the plans funded status at September 30 reconciled to the amounts recognized on the balance sheet on December 31, 1998 and 1997:

                                                         Other Postretirement
                                   Pension Benefits            Benefits
                                 ----------------------  ----------------------
                                    1998        1997        1998        1997
                                 ----------  ----------  ----------  ----------
                                            Dollars in thousands
   Reconciliation of benefit
    obligation
     Benefit obligation,
      October 1 prior year.....  $2,077,236  $1,465,446  $  710,780  $  615,539
     Service cost..............      27,260      24,080      11,207      11,256
     Interest cost.............     151,911     115,070      52,341      48,623
     Participant contributions.         --          --        4,879       4,868
     Other contributions.......       7,257         --          --          --
     Plan amendments...........         --       (1,576)        --          --
     Actuarial loss (gain).....     113,066      92,102      67,558     (26,047)
     Assumption of Weirton.....         --      488,961         --      101,900
     Benefits paid.............    (163,523)   (106,847)    (51,864)    (45,359)
                                 ----------  ----------  ----------  ----------
     Benefit obligation,
      September 30.............  $2,213,207  $2,077,236  $  794,901  $  710,780
                                 ----------  ----------  ----------  ----------
   Reconciliation of fair value
    of plan assets
     Fair value of plan assets,
      October 1 prior year.....  $1,846,486  $1,181,708  $   82,668  $   48,287
     Actual return on plan
      assets...................      17,142     216,665       9,610      18,380
     Company contributions.....     122,776      79,941      51,985      56,492
     Participant contributions.         --          --        4,879       4,868
     Other contributions.......       7,257         --          --          --
     Assumption of Weirton.....         --      475,019         --          --
     Benefits paid.............    (163,523)   (106,847)    (51,864)    (45,360)
                                 ----------  ----------  ----------  ----------
     Fair value of plan assets,
      September 30.............  $1,830,138  $1,846,486  $   97,278  $   82,667
                                 ----------  ----------  ----------  ----------
   Funded Status
     Funded status, September
      30.......................  $ (383,069) $ (230,750) $ (697,623) $ (628,113)
     Unrecognized actuarial
      (gain) loss..............     124,714    (130,288)    (95,085)   (169,871)
     Unamortized prior service
      cost.....................      75,382      86,206         --          --
     Unrecognized net
      transition obligation....      26,575      35,347     373,230     400,515
     Fourth quarter
      contributions............      13,036       9,649      11,404      15,865
                                 ----------  ----------  ----------  ----------
     Net amount recognized,
      December 31..............  $ (143,362) $ (229,836) $ (408,074) $ (381,604)
                                 ==========  ==========  ==========  ==========

  In connection with the 1993 Settlement Agreement between the Company and the United Steelworkers of America ("USWA"), the Company began prefunding the OPEB obligation with respect to USWA represented employees beginning in 1994. Pursuant to the terms of the 1993 Settlement Agreement, a VEBA Trust was established. Under the terms of the agreement, the Company agreed to contribute a minimum of $10.0 million annually and, under certain circumstances, additional amounts calculated as set forth in the 1993 Settlement Agreement. In 1998, there was no contribution made to the VEBA Trust due to a special agreement with the USWA. In 1997, the Company contributed $16.0 million to the VEBA Trust.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

  Other contributions reflect reimbursements from the Weirton Steel Corporation ("Weirton"), the Company's former Weirton Steel Division, for retired Weirton employees whose pension benefits are paid by the Company but are partially the responsibility of Weirton. An offsetting amount is reflected in the benefits paid.

  The following table provides the amounts recognized in the consolidated balance sheet as of December 31 of both years:

                                                                 Other
                                                            Postretirement
                                     Pension Benefits          Benefits
                                    --------------------  --------------------
                                      1998       1997       1998       1997
                                    ---------  ---------  ---------  ---------
                                             Dollars in thousands
   Prepaid benefit cost............ $  20,561  $   8,961  $     N/A  $     N/A
   Accrued benefit liability.......  (163,923)  (238,797)  (408,074)  (381,604)
   Additional minimum liability....  (140,571)    (2,315)       N/A        N/A
   Intangible asset................    89,497      1,149        N/A        N/A
   Accumulated other comprehensive
    income.........................    51,074      1,166        N/A        N/A
                                    ---------  ---------  ---------  ---------
   Recognized amount............... $(143,362) $(229,836) $(408,074) $(381,604)
                                    =========  =========  =========  =========

  The projected benefit obligation, accumulated benefit obligation ("ABO"), and fair value of plan assets for pension plans with an ABO in excess of plan assets were $1,747.0 million, $1,613.8 million and $1,331.6 million, respectively, as of December 31, 1998 and $1,490.2 million, $1,372.7 million and $1,253.8 million, respectively, as of December 31, 1997.

  The following table provides the components of net periodic benefit cost for the plans for fiscal years 1998, 1997 and 1996.

                                                             Other Postretirement
                                  Pension Benefits                 Benefits
                            ------------------------------  -------------------------
                              1998       1997       1996     1998     1997     1996
                            ---------  ---------  --------  -------  -------  -------
                                            Dollars in thousands
   Service cost............ $  27,260  $  24,081  $ 26,010  $11,207  $11,256  $12,546
   Interest cost...........   151,911    115,071   111,454   52,341   48,623   47,812
   Expected return on
    assets.................  (159,323)  (101,146)  (96,247)  (8,295)  (5,114)  (3,422)
   Prior service cost
    amortization...........    10,824     11,196    11,196      --       --       --
   Actuarial (gain)/loss
    amortization...........       246        (34)      286   (8,544)  (6,631)  (1,465)
   Transition amount
    amortization...........     8,772      8,769     9,474   27,285   27,285   27,759
                            ---------  ---------  --------  -------  -------  -------
   Net periodic benefit
    cost................... $  39,690  $  57,937  $ 62,173  $73,994  $75,419  $83,230
                            =========  =========  ========  =======  =======  =======

  The assumptions used in the measuring of the Company's benefit obligations and costs are shown in the following table:

                                                               1998  1997  1996
                                                               ----- ----- -----
      Weighted-average assumptions, September 30
        Discount rate......................................... 6.75% 7.50% 8.00%
        Expected return on plan assets--Pension............... 9.75% 9.75% 9.25%
        Expected return on plan assets--Retiree Welfare....... 9.75% 9.25% 9.25%
        Rate of compensation increase......................... 4.20% 4.70% 4.70%

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

  The Company generally uses a September 30 measurement date. As discussed in
Note 9. Weirton Liabilities, the Company assumed the pension and postretirement benefit plans of Weirton on November 30, 1997. As a result, the plan assets, benefit obligation and cost for the Weirton plans included in the 1998 disclosures are based on a November 30 measurement date. The discount rate used to measure the benefit obligation for the Weirton plans at November 30, 1998 is 7.0%. All other assumptions are the same as those disclosed above.

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on 1998 service and interest cost and the accumulated postretirement benefit obligation at September 30, 1998:

                                                             1%         1%
                                                          Increase   Decrease
                                                         ---------- ----------
                                                         Dollars in thousands
      Effect on total of service and interest cost
       components of net periodic postretirement health
       care benefit cost................................ $   7,475  $   (6,669)
      Effect on the health care component of the
       accumulated postretirement benefit obligation....    73,864     (68,916)

  The Company has assumed a 6% health-care cost trend rate at September 30, 1998, reducing 0.3% for 3 years, reaching an ultimate trend rate of 5.0% in 2002.

Note 7. Other Long-Term Liabilities

  Other long-term liabilities at December 31 consisted of the following:

                                                             1998     1997
                                                           -------- --------
                                                              Dollars in
                                                               thousands
      Deferred gain on sale leasebacks ..................  $ 14,268 $ 18,618
      Insurance and employee benefits (excluding pensions
       and OPEBs)........................................    84,474   94,861
      Plant closing......................................    15,314   13,720
      Other..............................................    19,895   24,101
                                                           -------- --------
      Total Other Long-Term Liabilities..................  $133,951 $151,300
                                                           ======== ========

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

Note 8. Income Taxes

  Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31 are as follows:

                                                              1998       1997
                                                            ---------  --------
                                                                Dollars in
                                                                thousands
      Deferred tax assets
        Accrued liabilities ............................... $  82,600  $127,300
        Employee benefits .................................   222,100   176,300
        Net operating loss ("NOL") carryforwards...........       600    17,400
        Leases ............................................     7,100    10,000
        Federal tax credits................................    85,100    66,200
        Other..............................................    32,900    33,400
                                                            ---------  --------
      Total deferred tax assets............................   430,400   430,600
        Valuation allowance................................   (32,900)  (52,500)
                                                            ---------  --------
        Deferred tax assets net of valuation allowance.....   397,500   378,100
      Deferred tax liabilities
        Book basis of property in excess of tax basis......  (168,200) (174,300)
        Excess tax LIFO over book..........................   (14,800)  (21,800)
        Other..............................................   (11,900)   (8,900)
                                                            ---------  --------
      Total deferred tax liabilities.......................  (194,900) (205,000)
                                                            ---------  --------
      Net deferred tax assets after valuation allowance.... $ 202,600  $173,100
                                                            =========  ========

  In 1998 and 1997, the Company determined that it was more likely than not that approximately $525 million and $450 million, respectively, of future taxable income would be generated to justify the net deferred tax assets after the valuation allowance. Accordingly, the Company recognized additional deferred tax assets of $29.5 million in 1998 and $21.6 million in both of 1997 and 1996.

  Significant components of income taxes (credit) are as follows:

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                      Dollars in thousands
      Current taxes payable:
        Federal tax............................... $ 21,653  $ 35,536  $ 10,426
        State and foreign.........................    2,274     2,295       334
      Deferred tax credit.........................  (19,628)  (21,600)  (21,600)
                                                   --------  --------  --------
      Income taxes (credit)....................... $  4,299  $ 16,231  $(10,840)
                                                   ========  ========  ========

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

  The reconciliation of income tax computed at the federal statutory tax rates to the recorded income taxes (credit) is as follows:

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                      Dollars in thousands
      Tax at federal statutory rates.............  $ 30,800  $ 82,300  $ 11,200
      Benefit of operating loss carryforward.....   (28,600)  (41,400)   (9,900)
      Temporary differences for which benefit was
       recognized (net)..........................    (6,400)  (39,300)  (27,300)
      Depletion..................................    (2,100)   (5,200)   (1,900)
      Dividend exclusion.........................      (600)   (2,000)   (1,200)
      Alternative minimum tax....................    21,653    35,536    10,426
      Other......................................   (10,454)  (13,705)    7,834
                                                   --------  --------  --------
      Income taxes (credit)......................  $  4,299  $ 16,231  $(10,840)
                                                   ========  ========  ========

  At December 31, 1998, the Company has utilized all federal NOL carryforwards, but has unused alternative minimum tax credit and other tax credit carryforwards of approximately $85.1 million which may be applied to offset its future regular federal income tax liabilities. These tax credits may be carried forward indefinitely.

Note 9. Weirton Liabilities

  In 1984, NKK purchased a 50% equity interest in the Company from Avatex. As a part of these transactions, Avatex agreed to indemnify the Company, based on agreed-upon assumptions, for certain ongoing employee benefit liabilities related to the Company's former Weirton Steel Division ("Weirton"), which had been divested through an Employee Stock Ownership Plan arrangement in 1984. In 1990, NKK purchased an additional 20% equity interest in the Company from Avatex. As a part of the 1990 transaction, Avatex contributed $146.6 million to the Company for employee benefit related liabilities and agreed that dividends from the Redeemable Preferred Stock--Series B would be primarily used to fund pension obligations of Weirton. Under this arrangement, it was agreed that the Company would release Avatex from its indemnification obligation at the time of the scheduled redemption of the Redeemable Preferred Stock--Series B or at an earlier date if agreed to by the parties. The Redeemable Preferred Stock--Series B was scheduled to be redeemed in the year 2000. Avatex also agreed in 1984 to indemnify the Company against certain environmental liabilities related to Weirton and the Company's subsidiary, The Hanna Furnace Corporation ("Environmental Liabilities"). In 1994, Avatex prepaid $10.0 million to the Company with respect to these Environmental Liabilities. In 1995, the Company redeemed one half of the outstanding Redeemable Preferred Stock--Series B for approximately $67 million, with the proceeds going to partially fund the Weirton pension obligations.

  During the fourth quarter of 1997, the Company redeemed all remaining Redeemable Preferred Stock --Series B held by Avatex, which had a book value including accrued dividends of $62.6 million. In addition, the Company finalized a settlement with Avatex regarding certain employee benefit liabilities associated with Weirton, as well as the Environmental Liabilities. As a result of the redemption and settlement, in 1997, the Company made a payment of $59.0 million to Avatex and paid an additional $10.0 million, without interest, in 1998. In connection with the settlement, Avatex released any claims to amounts received, or to be received, with respect to settlements reached in a lawsuit brought by the Company and Avatex against certain former insurers of the Company, wherein recovery was sought for past and future environmental claims, which included the Environmental Liabilities. During the fourth quarter of 1997, the Company recognized insurance proceeds (net of taxes and expenses) aggregating approximately $13.6 million related to the settlement of such lawsuit. The Company also retained the $9.2 million remaining balance of the Environmental Liabilities prepayment made by Avatex in 1994.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

  Under its settlement with Avatex, the Company has recorded liabilities for the Weirton pension obligation, certain other Weirton employee benefit liabilities and the Environmental Liabilities, and has relieved Avatex from any future indemnity obligation with regard to all such liabilities.

  Also, as a result of the redemption of the Company's Redeemable Preferred Stock--Series B, NKK U.S.A. Corporation, a subsidiary of NKK Corporation, no longer has any obligation to Avatex relating to a "put" agreement entered into in 1990 at the time this preferred stock was issued.

  The redemption of Redeemable Preferred Stock--Series B and the related transactions described above, which are the resolution of the 1990 recapitalization plan, were reflected as a capital transaction resulting in an increase in additional paid-in capital of approximately $26.5 million in 1997.

Note 10. Non-Operational Income Statement Activities

  A number of non-operational activities are reflected in the consolidated statement of income in each of the three years ended December 31, 1998. A discussion of these items follows.

 Unusual Credit

  During the third quarter of 1998, the Company recorded an unusual credit of $26.6 million resulting from the settlement of a lawsuit seeking a reduction in the assessed value of the Company's real and personal property at Great Lakes relating to the 1991 through 1997 tax years. The Company received tax refunds and was granted a lower assessment base that is expected to result in future tax savings.

 Net Gain on the Disposal of Non-Core Assets and Other Related Activities

  In 1998, 1997 and 1996, the Company disposed, or made provisions for disposing of, certain non-core assets. The effects of these transactions and other activities relating to non-core assets are presented as a separate component in the consolidated statements of income. A discussion of these items follows.

  During the second quarter of 1998, the Company sold two properties located at Midwest. The Company received proceeds (net of taxes and expenses) of $3.3 million and recorded a net gain of $2.7 million related to the sales.

  On April 1, 1997, the Company completed the sale of its 21.7% minority equity interest in the Iron Ore Company of Canada ("IOC") to North Limited, an Australian mining and metal company ("North"). The Company received proceeds (net of taxes and expenses) of $75.3 million from North in exchange for its interest in IOC and recorded a $37.0 million gain. The Company will continue to purchase iron ore at fair market value from IOC pursuant to the terms of long-term supply agreements.

  On June 12, 1997, the Company completed the sale of the Great Lakes No. 5 coke battery and other related assets, including coal inventories, to a subsidiary of DTE Energy Company ("DTE"). The Company received proceeds (net of taxes and expenses) of $234.0 million in connection with the sale and recorded a total loss on the transaction of $14.3 million. The Company utilized a portion of the proceeds to prepay the remaining $154.3 million of the related party coke battery debt, resulting in an extraordinary loss of $5.4 million (net of a tax benefit of $1.4 million). As part of the arrangement, the Company has agreed to operate the battery under an operation and maintenance agreement executed with DTE, and will purchase the majority of the coke produced from the battery under a requirements contract, with the price being adjusted during the term of the contract, primarily to reflect changes in production costs.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

  In the second quarter of 1997, the Company also recorded a charge of $3.6 million for exit costs related to the decision to cease operations of American Steel Corporation, a wholly-owned subsidiary which pickled and slit steel.

  In 1997, the Company sold four non-core coal properties and recorded a net gain of $11.8 million. In conjunction with one of the property sales, the purchaser agreed to assume the potential environmental liabilities and as a result, the Company eliminated the related accrual of approximately $8.0 million. Additionally, during 1997, the Company received new information related to closed coal properties employee benefit liabilities and other expenses and reduced the related accrual by $19.8 million. In aggregate the above coal properties' transactions resulted in a gain of $39.6 million in 1997.

  In September 1996, the Company sold a portion of land that had previously been received in conjunction with the settlement of a lawsuit and recorded a net gain of $3.7 million.

 Extraordinary Item

  An extraordinary loss of $5.4 million (net of a tax benefit of $1.4 million) was reflected in 1997 income. This loss relates to early debt repayment costs related to debt associated with the Great Lakes No. 5 coke battery, which was sold in the second quarter of 1997.

 Cumulative Effect of Accounting Change

  The Company reflected in its 1996 consolidated statement of income the cumulative effect of an accounting change, which resulted from a change in the valuation date used to measure pension and OPEB liabilities. The cumulative effect of this change was $11.1 million. The valuation date to measure the liabilities was changed from December 31 to September 30 and was made in order to provide more timely information with respect to pension and OPEB provisions.

Note 11. Related Party Transactions

  Summarized below are transactions between the Company and NKK (the Company's principal stockholder), and other affiliates accounted for using the equity method.

 NKK Transactions

  On October 23, 1998, the Company entered into a Turnkey Engineering and Construction Contract with NKK Steel Engineering, Inc. ("NKK SE"), a subsidiary of NKK. The Agreement was unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK. Pursuant to this agreement, NKK SE will design, engineer, construct and install a continuous galvanizing facility at Great Lakes. The purchase price payable by the Company to NKK SE for the facility is approximately $139.7 million. During 1998, $15.2 million was paid to NKK SE relating to the above mentioned contract and $6.6 million is included in accounts payable, net of a $1.6 million retention, at December 31, 1998.

  Effective May 1, 1995, the Company entered into an Agreement for the Transfer of Employees ("Agreement") which supercedes a prior arrangement with NKK. The Agreement was unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK. Pursuant to the terms of this Agreement, technical and business advice is provided through NKK employees who are transferred to the employ of the Company. The Agreement further provides that the term can be extended from year to year after expiration of the initial term, if approved by NKK and a majority of the directors of the Company who were not then, and never have been, employees of NKK. The Agreement has been extended through calendar

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES year 1999 in accordance with this provision. Pursuant to the terms of the Agreement, the Company is obligated to reimburse NKK for the costs and expenses incurred by NKK in connection with the transfer of these employees, subject to an agreed upon cap. The cap was $11.7 million during the initial term and $7 million during each of 1999, 1998 and 1997. The Company incurred expenditures of approximately $6.0 million, $6.6 million and $6.4 million under this Agreement during 1998, 1997 and 1996, respectively. In addition, the Company utilized various other engineering services provided by NKK and incurred expenditures of approximately $0.9 million, $1.3 million and $0.3 million for these services during 1998, 1997 and 1996, respectively.

  In 1998, cash dividends of $0.28 per share, or approximately $6.2 million, were paid on 22,100,000 shares of Class A Common Stock owned by NKK. In 1997 and 1996, cash dividends of approximately $4.0 million were paid on the Preferred Stock--Series A. On December 29, 1997, all shares of Preferred Stock--Series A were redeemed. (See Note 3. Capital Structure.)

  The Company prepaid related party debt of $154.3 million in June of 1997. (See Note 10. Non-Operational Income Statement Activity.)

  During 1997, the Company purchased approximately $4.3 million of finished coated steel produced by NKK, with such purchase made from trading companies in arms length transactions.

 Affiliate Transactions

  The Company is contractually required to purchase its proportionate share of raw material production or services from certain affiliated companies. Such purchases of raw materials and services aggregated $34.3 million in 1998, $38.3 million in 1997 and $11.4 million in 1996. Additional expenses were incurred in connection with the operation of a joint venture agreement. (See
Note 13. Other Commitments and Contingencies.) Accounts payable at December 31, 1998 and 1997 included amounts with affiliated companies accounted for by the equity method of $3.8 million and $5.3 million, respectively. Accounts receivable at December 31, 1998 and 1997 included amounts with affiliated companies of $5.5 million and $1.2 million, respectively.

  The Company sold various prime and non-prime steel products to an affiliated company, under a supply agreement that approximates market price. Sales totaled approximately $12.6 million in 1998 and $13.1 million in 1997.

Note 12. Environmental Liabilities

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

  It is the Company's policy to expense or capitalize, as appropriate, environmental expenditures that relate to current operating sites. Environmental expenditures that relate to past operations and which do not contribute to future or current revenue generation are expensed. With respect to costs for environmental assessments or remediation activities, or penalties or fines that may be imposed for noncompliance with such laws and regulations, such costs are accrued when it is probable that liability for such costs will be incurred and the amount of such costs can be reasonably estimated. The Company has accrued an aggregate liability for such costs of approximately $3.8 million and $4.4 million as of December 31, 1998 and 1997, respectively.

  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state statutes generally impose joint and several liability on present and former

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible party ("PRP") at a number of CERCLA and other environmental cleanup proceedings. At some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability. With respect to those sites for which the Company has sufficient information to estimate its potential liability, the Company has accrued an aggregate liability of approximately $11.2 million and $12.3 million as of December 31, 1998 and 1997, respectively.

  The Company has also recorded reclamation and other costs to restore its shutdown coal locations to their original and natural state, as required by various federal and state mining statutes. The Company has recorded an aggregate liability of approximately $2.0 million at both December 31, 1998 and 1997 relating to these properties.

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

  As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable accruals or insurance coverages, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition.

Note 13. Other Commitments and Contingencies

  In September 1990, the Company entered into a joint venture agreement to build a 400,000 ton per year continuous galvanizing line to serve North American automakers. This joint venture, DNN Galvanizing Limited Partnership, which was completed in 1993, coats steel products for the Company and an unrelated third party. The Company is a 10% equity owner of the facility, an unrelated third party is a 50% owner, and a subsidiary of NKK owns the remaining 40%. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line-time of the facility. The agreement extends for 20 years after the start of production, which commenced in January 1993.

  The Company has a 50% interest in a joint venture with an unrelated third party, which commenced production in May 1994. The joint venture, Double G Coatings Company, L.P. ("Double G"), constructed a 270,000 ton per year coating facility near Jackson, Mississippi which produces galvanized and Galvalume(R) steel sheet for the construction market. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line-time at the facility through May 10, 2004. Double G provided a first mortgage on its property, plant and equipment and the Company has separately guaranteed $19.1 million of Double G's debt as of December 31, 1998.

  The Company has agreed to purchase its proportionate share of the limestone production from an affiliated company, which will approximate $2 million per year. These agreements contain pricing provisions that are expected to approximate market price at the time of purchase.

  The Company has entered into certain commitments with suppliers which are of a customary nature within the steel industry. Commitments have been entered into relating to future expected requirements for such

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES commodities as coal, coke, iron ore pellets, natural and industrial gas, electricity and certain transportation and other services. Commitments have also been made relating to the supply of pulverized coal and coke briquettes. Certain commitments contain provisions which require that the Company "take or pay" for specified quantities without regard to actual usage for periods of up to 13 years. In 1999 and 2000 the Company has commitments with "take or pay" or other similar commitment provisions for approximately $264.5 million and $259.4 million, respectively. The Company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The Company also believes that pricing mechanisms in the contracts are such that the products or services will approximate the market price at the time of purchase.

  The Company is involved in various routine legal proceedings which are incidental to the conduct of its business. Management believes that the Company is not party to any pending legal proceeding which, if decided adversely to the Company, would individually or in the aggregate, have a material adverse effect on the Company.

Note 14. Risk Management Contracts

  In the normal course of business, operations of the Company are exposed to continuing fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing, and financing. Accordingly, the Company addresses a portion of these risks, primarily commodity price risk, through a controlled program of risk management that includes the use of derivative financial instruments. The Company's objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. The Company's derivative activities, all of which are for purposes other than trading, are executed within the guidelines of a documented corporate risk management policy. The Company does not enter into any derivative transactions for speculative purposes.

  The amounts of derivatives summarized in the following paragraphs indicate the extent of the Company's involvement in such agreements but do not represent its exposure to market risk through the use of derivatives.

 Commodity Risk Management

  In order to reduce the uncertainty of price movements with respect to the purchase of zinc, the Company enters into derivative financial instruments in the form of swap contracts and zero cost collars with a major global financial institution. These contracts typically mature within one year. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by changes in the value of the underlying exposures being hedged. The Company had contracts to hedge future zinc requirements (up to 50% of annual requirements) in the amounts of $18.5 million and $40.3 million at December 31, 1998 and 1997, respectively. The fair value of these contracts approximated their contract value at December 31, 1998. The fair value at December 31, 1997 was $35.0 million.

  The estimated fair value of derivative financial instruments used to hedge the Company's risks will fluctuate over time. The fair value of commodity purchase swap contracts and zero cost collars are calculated using pricing models used widely in financial markets.

Note 15. Long-Term Incentive Plan

  The Long-Term Incentive Plan, established in 1993, has authorized the granting of options for up to 3,400,000 shares of Class B Common Stock to certain executive officers and other key employees of the Company. The Non-Employee Directors Stock Option Plan, also established in 1993, has authorized the grant of options for up to 100,000 shares of Class B Common Stock to certain non-employee directors. The exercise price

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES of the options equals the fair market value of the Common Stock on the date of the grant. All options granted have ten year terms. During 1998, the stock option plans were amended to reflect a change in the vesting schedule of all outstanding and future stock option grants. Pursuant to this change, options generally vest and become fully exercisable ratably over three years of continued employment. Prior to the amendment, options generally vested and became fully exercisable at the end of three years of continued employment. However, in the event that termination of employment is by reason of retirement, permanent disability or death, the option must be exercised in whole or in part within 24 months of such occurrences. There were 2,737,226 and 2,794,360 options available for granting under the stock option plans as of December 31, 1998 and 1997, respectively.

  The Company cancelled 563,167 and 653,265 options during 1998 and 1997, respectively, and replaced them with Stock Appreciation Rights ("SARs"). In accordance with APB 25, the Company recorded $1.9 million and $1.5 million of compensation expense in 1998 and 1997, respectively. In addition, during October of 1998 the Company cancelled 241,968 SARs and converted them back to options.

  As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value at the date of grant consistent with the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the option plans been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        1998     1997    1996
                                                      -------- -------- -------
                                                        Dollars in thousands,
                                                      except per share amounts
      Net income--pro forma.......................... $ 83,594 $213,503 $52,659
      Basic earnings per share--pro forma............     1.93     4.70     .96
      Diluted earnings per share--pro forma..........     1.93     4.64     .96

  As a result of the aforementioned replacement of stock options with SARs, a recovery of prior years' pro forma expense for those options would be required in 1998. The recovery would offset compensation costs to be recorded in 1998.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 2.7% expected volatility 48.9%; risk-free interest rate of 4.7%; and expected term of 6.8 years.

  A reconciliation of the Company's stock option activity and related information follows:

                                                   Number Of    Exercise Price
                                                    Options   (Weighted Average)
                                                   ---------  ------------------
      Balance outstanding at January 1, 1996......   967,916        $14.38
      Granted.....................................   314,000         12.96
      Forfeited...................................  (122,181)        13.75
                                                   ---------        ------
      Balance outstanding at December 31, 1996.... 1,159,735         14.03
      Granted.....................................   304,500          9.37
      Forfeited...................................  (132,470)        12.99
      Cancelled and replaced with SARs............  (653,265)        14.14
                                                   ---------        ------
      Balance outstanding at December 31, 1997....   678,500         12.10
      Granted.....................................   429,500         12.88
      Forfeited...................................   (51,167)        11.83
      Cancelled and replaced with SARs............  (563,167)        12.61
      SARs cancelled and converted to options.....   241,968         12.51
                                                   ---------        ------
      Balance outstanding at December 31, 1998....   735,634        $12.31
                                                   =========        ======

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                              Weighted
                                Number        Average        Weighted        Number        Weighted
           Range of         Outstanding at Remaining Life    Average     Exercisable at    Average
       Exercise Prices         12/31/98      (in years)   Exercise Price    12/31/98    Exercise Price
       ---------------      -------------- -------------- -------------- -------------- --------------
   $6 1/2 to $10...........    305,167          8.8           $ 9.11         32,000         $ 9.37
   $10 to $15..............    326,467          8.2            14.02         86,134          13.51
   $15 to $19..............    104,000          7.7            16.38         52,500          15.25
                               -------          ---           ------        -------         ------
     Total.................    735,634          8.4           $12.31        170,634         $13.27
                               =======          ===           ======        =======         ======

  There were no exercisable stock options as of December 31, 1997, and 457,401 exercisable stock options with a weighted average exercise price of $14.00 as of December 31, 1996.

Note 16. Quarterly Results of Operations (Unaudited)

  Following are the unaudited quarterly results of operations for the years 1998 and 1997.

                                                        1998
                                     -------------------------------------------
                                     March 31 June 30   September 30 December 31
   Three Months Ended                -------- --------  ------------ -----------
                                       Dollars in thousands, except per share
                                                      amounts
   Net sales.......................  $708,429 $747,846    $706,361    $685,408
   Gross margin....................    39,922   59,982      58,778      63,375
   Unusual credit..................       --       --      (26,621)        --
   Net income......................     5,948   26,459      32,503      18,848
   Basic and diluted earnings per
    share:
     Net Income applicable to
      common stock.................  $   0.14 $   0.61    $   0.75    $   0.44
                                                        1997
                                     -------------------------------------------
                                     March 31 June 30   September 30 December 31
   Three Months Ended                -------- --------  ------------ -----------
                                       Dollars in thousands, except per share
                                                      amounts
   Net sales.......................  $757,618 $824,869    $788,663    $768,509
   Gross margin....................    69,263   87,834     103,747      69,825
   Net gain on disposal of non-core
    assets and other related
    activities.....................       --   (25,385)    (28,804)     (4,556)
   Income before extraordinary
    item...........................    26,665   64,925      78,561      48,749
   Extraordinary item..............       --    (5,397)        --          --
   Net income......................    26,665   59,528      78,561      48,749
   Basic earnings per share:
     Income before extraordinary
      item.........................  $   0.55 $   1.43    $   1.76    $   1.08
     Extraordinary item............       --      (.12)        --          --
                                     -------- --------    --------    --------
       Net income applicable to
        common stock...............  $   0.55 $   1.31    $   1.76    $   1.08
                                     ======== ========    ========    ========
   Diluted earnings per share:
     Income before extraordinary
      item.........................  $   0.55 $   1.42    $   1.72    $   1.06
     Extraordinary item............       --      (.12)        --          --
                                     -------- --------    --------    --------
       Net income applicable to
        common stock...............  $   0.55 $   1.30    $   1.72    $   1.06
                                     ======== ========    ========    ========

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

          Column A              Column B               Column C                Column D      Column E
----------------------------  ------------ --------------------------------- ------------ --------------
                                                       Additions
                                           ---------------------------------
                               Balance at                   Charged to Other
                              Beginning of Charged to Costs    Accounts--    Deductions-- Balance at End
        Description              Period      and Expense        Describe       Describe     of Period
----------------------------  ------------ ---------------- ---------------- ------------ --------------
                                                        (Thousands of Dollars)
Year Ended December 31, 1998
Reserves Deducted From
 Assets
  Allowances and discounts
   on trade notes and
   accounts receivable......    $17,644       $13,913(1)         $ --         $14,658(2)     $16,899

Year Ended December 31, 1997
Reserves Deducted From
 Assets
  Allowances and discounts
   on trade notes and
   accounts receivable......    $19,320       $29,363(1)         $ --         $31,039(2)     $17,644

Year Ended December 31, 1996
Reserves Deducted From
 Assets
  Allowances and discounts
   on trade notes and
   accounts receivable......    $19,986       $21,560(1)         $ --         $22,226(2)     $19,320

--------
NOTE 1--Provision for doubtful accounts of $1,274, $963 and $748 for 1998, 1997 and 1996, respectively and other charges consisting primarily of claims for pricing adjustments and discounts allowed.
NOTE 2--Doubtful accounts charged off, net of recoveries, claims and discounts allowed and reclassification to other assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required by this Item is incorporated by reference from the section captioned "Executive Officers" in Part I of this report and from the sections captioned "Information Concerning Nominees for Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

Item 11. Executive Compensation

  The information required by this Item is incorporated by reference from the sections captioned "Executive Compensation", "Summary Compensation Table", "Stock Option/SAR Tables", "Option/SAR Grants in 1998", "Aggregated Option/SAR Exercises in 1998 and December 31, 1998 Option/SAR Values", "Pension Plans", "Pension Plan Table", "Employment Contracts" and "Compensation of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this Item is incorporated by reference from the sections captioned "Security Ownership of Directors and Management" and "Additional Information Relating to Voting Securities" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

Item 13. Certain Relationships and Related Transactions

  The information required by this Item is incorporated by reference from the section captioned "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

                                    PART IV

Items 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a) Documents filed as part of this Report:

  The following is a list of the financial statements, schedule and exhibits included in this Report or incorporated herein by reference.

  (1) Financial Statements

    NATIONAL STEEL CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

    Consolidated Balance Sheets as of December 31, 1998 and 1997

    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Shareholders' Equity and Redeemable Preferred Stock--Series B for the years ended December 31, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements (Including Quarterly Financial Data)

  (2) Consolidated Financial Statement Schedule

    The following consolidated financial statement schedule of National Steel Corporation and Subsidiaries is filed as a part of this Report:

    Schedule II--Valuation and Qualifying Accounts and Reserves, years ended December 31, 1998, 1997 and 1996

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

  (3) Exhibits

    See the attached Exhibit Index. Items 10-T through 10-HH are management contracts or compensatory plans or arrangements.

  (b) Reports on Form 8-K:

  During the quarter ended December 31, 1998, the Company filed the following reports on Form 8-K:

  (i) The Company filed a Form 8-K dated October 15, 1998, reporting on Item 5, Other Events and Item 7, Financial Statements and Exhibits.

  (ii) The Company filed a Form 8-K dated October 22, 1998, reporting on Item 5, Other Events and Item 7, Financial Statements and Exhibits.

  (iii) The Company filed a Form 8-K dated October 27, 1998, reporting on
        Item 5, Other Events and Item 7, Financial Statements and Exhibits.

  (iv) The Company filed a Form 8-K dated December 17, 1998, reporting on
       Item 5, Other Events and Item 7, Financial Statements and Exhibits.

  (v) The Company filed a Form 8-K dated December 29, 1998, reporting on Item 5, Other Events and Item 7, Financial Statements and Exhibits.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mishawaka, State of Indiana, on February 16, 1999.

                                          National Steel Corporation

                                                 /s/ John A. Maczuzak
                                          By: _________________________________
                                                     John A. Maczuzak
                                               President and Chief Operating
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on February 16, 1999.

                   Name                                        Title
                   ----                                        -----


           /s/ Yutaka Tanaka                Director; Chairman of the Board and Chief
___________________________________________   Executive Officer
               Yutaka Tanaka

       /s/  Charles A. Bowsher              Director
___________________________________________
            Charles A. Bowsher

         /s/ Edsel D. Dunford               Director
___________________________________________
             Edsel D. Dunford

           /s/ Mitsuoki Hino                Director
___________________________________________
               Mitsuoki Hino

         /s/ Frank J. Lucchino              Director
___________________________________________
             Frank J. Lucchino

         /s/ Bruce K. MacLaury              Director
___________________________________________
             Bruce K. MacLaury

           /s/ Mineo Shimura                Director
___________________________________________
               Mineo Shimura

          /s/ Hisashi Tanaka                Director
___________________________________________
              Hisashi Tanaka

        /s/ Sotaro Wakabayashi              Director
___________________________________________
            Sotaro Wakabayashi

           /s/ Glenn H. Gage                Senior Vice President and Chief Financial
___________________________________________   Officer
               Glenn H. Gage

          /s/ Kirk A. Sobecki               Corporate Controller
___________________________________________
              Kirk A. Sobecki


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

  2-B      Stock Purchase Agreement by and among NKK Corporation,
           National Intergroup, Inc. and the Company, dated August 22,
           1984, together with certain collateral agreements incident to such Stock Purchase Agreement and certain schedules to such agreements, filed as Exhibit 2-B to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.
  2-C      Stock Purchase and Recapitalization Agreement by and among
           National Intergroup, Inc., NII Capital Corporation, NKK
           Corporation, NKK U.S.A. Corporation and the Company, dated as of June 26, 1990, filed as Exhibit 2-C to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.
  2-D Amendment to Stock Purchase and Recapitalization Agreement by and among, National Intergroup, Inc., NII Capital Corporation,
           NKK Corporation, NKK U.S.A. Corporation and the Company, dated
           July 31, 1991 filed as Exhibit 2-D to the annual report of the Company on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
  2-E Stock Purchase Agreement dated as of January 31, 1997 among the Company, North Limited, NS Holdings Corporation, Bethlehem
           Steel Corporation and Bethlehem Steel International
           Corporation filed as Exhibit 2-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.
  2-F      Asset Purchase Agreement dated as of June 6, 1997 between EES
           Coke Battery Company, Inc. and the Company, filed as Exhibit
           2.1 to the Report on Form 8-K of the Company dated June 12,
           1997, is incorporated herein by reference.
  2-G Coal Inventory Purchase Agreement dated as of June 6, 1997 between DTE Coal Services, Inc. and the Company, filed as
           Exhibit 2.2 to the Report on Form 8-K of the Company dated
           June 12, 1997, is incorporated herein by reference.
  3-A      The Sixth Restated Certificate of Incorporation of the
           Company, filed as Exhibit 3.1 to the Company's Registration
           Statement on Form S-1, Registration No. 33-57952, is incorporated herein by reference.
  3-B      Form of Amended and Restated By-laws of the Company filed as
           Exhibit 3-B to the annual report of the Company on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.
  4-A      NSC Stock Transfer Agreement between National Intergroup,
           Inc., the Company, NKK Corporation and NII Capital Corporation dated December 24, 1985, filed as Exhibit 4-A to the annual report of the Company on Form 10-K for the year ended December
           31, 1995, is incorporated herein by reference.
  4-B The Company is a party to certain long-term debt agreements where the amount involved does not exceed 10% of the Company's total assets. The Company agrees to furnish a copy of any such agreement to the Commission upon request.

  Exhibit
  Number                         Exhibit Description
  -------                        -------------------
 10-A      Amended and Restated Lease Agreement between the Company and
           Wilmington Trust Company, dated as of December 20, 1985,
           relating to the Electrolytic Galvanizing Line, filed as
           Exhibit 10-A to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.
 10-B      Lease Agreement between The Connecticut National Bank as Owner
           Trustee and Lessor and National Acquisition Corporation as
           Lessee dated as of September 1, 1987 for the Ladle Metallurgy and Caster Facility located at Ecorse, Michigan, filed as
           Exhibit 10-B to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.
 10-C      Lease Supplement No. 1 dated as of September 1, 1987 between
           The Connecticut National Bank as Owner Trustee and National
           Acquisition Corporation as the Lessee for the Ladle Metallurgy
           and Caster Facility located at Ecorse, Michigan, filed as
           Exhibit 10-C to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.
 10-D      Lease Supplement No. 2 dated as of November 18, 1987 between
           The Connecticut National Bank as Owner Trustee and National
           Acquisition Corporation as Lessee for the Ladle Metallurgy and
           Caster Facility located at Ecorse, Michigan, filed as Exhibit
           10-D to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by
           reference.
 10-E      Purchase Agreement dated as of March 25, 1988 relating to the
           Stinson Motor Vessel among Skar-Ore Steamship Corporation,
           Wilmington Trust Company, General Foods Credit Investors No. 1
           Corporation, Stinson, Inc. and the Company, and Time Charter
           between Stinson, Inc. and the Company, filed as Exhibit 10-E to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.
 10-F      Purchase and Sale Agreement, dated as of May 16, 1994 between the Company and National Steel Funding Corporation, filed as
           Exhibit 10-A to Amendment No. 1 to the quarterly report of the
           Company on Form 10-Q/A for the quarter ended June 30, 1994, is incorporated herein by reference.
 10-G      Form of Indemnification Agreement filed as Exhibit 10-R to the
           Annual Report of the Company on Form 10-K for the year ended
           December 31, 1996 is incorporated herein by reference.
 10-H      Shareholders' Agreement, dated as of September 18, 1990, among
           DNN Galvanizing Corporation, 904153 Ontario Inc., National
           Ontario Corporation and Galvatek America Corporation, filed as
           Exhibit 10.27 to the Company's Registration Statement on Form
           S-1, Registration No. 33-57952, is incorporated herein by
           reference.
 10-I      Partnership Agreement, dated as of September 18, 1990, among
           Dofasco, Inc., National Ontario II, Limited, Galvatek Ontario
           Corporation and DNN Galvanizing Corporation, filed as Exhibit
           10.28 to the Company's Registration Statement on Form S-1,
           Registration No. 33-57952, is incorporated herein by
           reference.
 10-J      Amendment No. 1 to the Partnership Agreement, dated as of
           September 18, 1990, among Dofasco, Inc., National Ontario II,
           Limited, Galvatek Ontario Corporation and DNN Galvanizing
           Corporation, filed as Exhibit 10.29 to the Company's
           Registration Statement on Form S-1, Registration No.
           33-57952, is incorporated herein by reference.
 10-K      Agreement, dated as of May 19, 1993, among the Company and NKK
           Capital of America, Inc., filed as Exhibit 10-FF to the annual report of the Company on Form 10-K for the year ended December
           31, 1993, is incorporated herein by reference.
 10-L      Receivables Purchase Agreement, dated as of May 16, 1994,
           among the Company, National Steel Funding Corporation and
           certain financial institutions named therein, filed as Exhibit
           10-A to Amendment No. 2 to the quarterly report of the Company on Form 10-Q/A for the quarter ended June 30, 1994, is
           incorporated herein by reference.

  Exhibit
  Number                         Exhibit Description
  -------                        -------------------
 10-M      Amendment Number One to the Receivables Purchase Agreement,
           dated as of May 31, 1995, among the Company, National Steel
           Funding Corporation and certain financial institutions named therein, filed as Exhibit 10-A to the quarterly report of the
           Company on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.
 10-N      Amendment No. 2 and Consent to the Receivables Purchase
           Agreement, dated as of July 18, 1996, among the Company,
           National Steel Funding Corporation and certain financial
           institutions named therein, filed as Exhibit 10-A to the
           quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.
 10-O      Agreement for the Transfer of Employees by and between NKK
           Corporation and the Company, dated as of May 1, 1995, filed as
           Exhibit 10-CC to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.
 10-P      Amendment No. 1 to Agreement for the Transfer of Employees by
           and between the Company and NKK Corporation filed as Exhibit
           10-NN to the annual report of the Company on Form 10-K for the year ended December 31, 1996, is incorporated herein by
           reference.
 10-Q      Amendment No. 2 to Agreement for the Transfer of Employees by
           and between the Company and NKK Corporation filed as Exhibit
           10-Q to the annual report on Form 10-K for the year ended
           December 31, 1997 is incorporated herein by reference.
 10-R      Amendment No. 3 to Agreement for the Transfer of Employees by
           and between the Company and NKK Corporation.
 10-S      Agreement dated as of November 25, 1997 among the Company,
           Avatex Corporation, NKK Corporation and NKK U.S.A. Corporation
           filed as Exhibit 10-R to the Annual Report of the Company on
           Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
 10-T      1993 National Steel Corporation Long-Term Incentive Plan,
           filed as Exhibit 10.1 to the Company's Registration Statement
           on Form S-1, Registration No. 33-57952, is incorporated herein by reference.
 10-U      1993 National Steel Corporation Non-Employee Directors' Stock
           Option Plan, filed as Exhibit 10.2 to the Company's
           Registration Statement on Form S-1, Registration No. 33-57952,
           is incorporated herein by reference.
 10-V      Amendment Number One to the 1993 National Steel Corporation
           Non-Employee Directors' Stock Option Plan, filed as Exhibit
           10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.
 10-W      Amendment Number Two to the 1993 National Steel Corporation
           Non-Employee Directors' Stock Option Plan filed as Exhibit 10-
           V to the Annual Report of the Company on Form 10-K for the
           year ended December 31, 1997 is incorporated herein by
           reference.
 10-X      National Steel Corporation Management Incentive Compensation
           Plan dated January 30, 1989, filed as Exhibit 10.3 to the
           Company's Registration Statement on Form S-1, Registration No.
           33-57952, is incorporated herein by reference.
 10-Y      Employment contract dated April 30, 1996 between the Company and David L. Peterson, filed as Exhibit 10-D to the quarterly report of the Company on Form 10-Q for the quarter ended June
           30, 1996, is incorporated herein by reference.
 10-Z      Supplement to Employment contract dated July 30, 1996 between the Company and David L. Peterson, filed as Exhibit 10-C to the quarterly report of the Company on Form 10-Q for the
           quarter ended September 30, 1996, is incorporated herein by reference.

  Exhibit
  Number                         Exhibit Description
  -------                        -------------------
 10-AA     Amendment dated August 1, 1998 to Employment Contract between the Company and David L. Peterson, filed as Exhibit 10-D to the quarterly report of the Company for the quarter ended
           September 30, 1998 is incorporated herein by reference.
 10-BB     Amended and Restated Employment Agreement dated as of February
           1, 1998 between the Company and Robert G. Pheanis filed as
           Exhibit 10-CC to the Annual Report of the Company on Form 10-K
           for the year ended December 31, 1997 is incorporated herein by reference.
 10-CC     Employment contract dated May 1, 1996 between the Company and
           John A. Maczuzak, filed as Exhibit 10-G to the quarterly
           report of the Company on Form 10-Q for the quarter ended June
           30, 1996, is incorporated herein by reference.
 10-DD     Employment Contract dated as of August 1, 1998 between the
           Company and Glenn H. Gage, filed as Exhibit 10-A to the
           quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.
 10-EE     Employment Contract dated as of August 1, 1998 between the
           Company and John F. Kaloski, filed as Exhibit 10-B to the
           quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.
 10-FF     Agreement dated January 28, 1999 between the Company and John
           F. Kaloski.
 10-GG     Employment Contract dated as of September 1, 1998 between the
           Company and Yutaka Tanaka, filed as Exhibit 10-C to the
           quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.
 10-HH     Employment contract dated December 11, 1996 between the
           Company and Osamu Sawaragi filed as Exhibit 10-MM to the
           annual report of the Company on Form 10-K for the year ended
           December 31, 1996, is incorporated herein by reference.
 10-II     No. 1 Continuous Galvanizing Line Turnkey Engineering and
           Construction Contract dated October 23, 1998 between the
           Company and NKK Steel Engineering, Inc.
 21        List of Subsidiaries of the Company.
 23        Consent of Independent Auditors.
 27        Financial Data Schedule.