Form 10-Q
period 1999-03-31
NATIONAL STEEL CORP
filed 1999-05-17
CIK 70578

                                                                    1999
                                                                First Quarter


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 F O R M 1 0 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of April 30, 1999, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                      PAGE
                                                                      ----
        Consolidated Statements of Income -
          Three Months Ended March 31, 1999 and 1998                    3

        Consolidated Balance Sheets -
          March 31, 1999 and December 31, 1998                          4

        Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1999 and 1998                    5

        Consolidated Statements of Changes in
          Stockholders' Equity
             Three Months Ended March 31, 1999 and
             Year Ended December 31, 1998                               6

        Notes to Consolidated Financial Statements                      7

        Management's Discussion and Analysis of
          Financial Condition and Results of Operations                11

PART II.   OTHER INFORMATION

        Legal Proceedings                                              17

        Exhibits and Reports on Form 8-K                               17

ITEM 1.  FINANCIAL STATEMENTS


NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions of Dollars, Except Per Share Amounts)
(Unaudited)

                                                                     Three Months
                                                                    Ended March 31,
                                                                 1999             1998
                                                                 ----             ----
Net Sales                                                      $  657.9         $  708.4

Cost of products sold                                             606.7            637.4
Selling, general and administrative expense                        39.6             38.0
Depreciation                                                       32.7             31.1
Equity (income) loss of affiliates                                 (0.3)             0.1
                                                               --------         --------
Income (Loss) from Operations                                     (20.8)             1.8

Other (income) expense:
    Interest and other financial income                            (2.2)            (5.4)
    Interest and other financial expense                            7.5              6.2
    Net gain on disposal of non-core assets and other
       related activities                                          (0.6)              --
                                                                    4.7              0.8
Income (Loss) before Income Taxes                                 (25.5)             1.0

Income tax credit                                                  (1.4)            (4.9)
                                                                -------        ---------

Net Income (Loss) Applicable to Common Stock                   $  (24.1)       $     5.9
                                                               ========        =========

Basic Earnings Per Share:
Net Income (Loss) Applicable to Common Stock                   $   (.58)       $     .14
                                                               ========        =========

Weighted average shares outstanding (in thousands)               41,788           43,288

Diluted Earnings Per Share:
Net Income (Loss) Applicable to Common Stock                   $   (.58)       $     .14
                                                               ========        =========

Weighted average shares outstanding (in thousands)               41,788           43,325

Dividends Paid per Common Share                                $    .07        $     .07
                                                               ========        =========


See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions of Dollars, Except Share Amounts)
(Unaudited)

                                                                March 31,        December 31,
                                                                   1999              1998
                                                             ---------------     ------------
Assets

Current assets
    Cash and cash equivalents                                  $    316.9           $   137.9
    Investments                                                      11.3                --
    Receivables - net                                               278.8               245.9
    Inventories - net:
      Finished and semi-finished products                           316.2               322.2
      Raw materials and supplies                                    142.4               150.6
                                                               ----------           ---------
                                                                    458.6               472.8
    Other                                                            26.6                21.7
    Deferred tax assets                                              23.3                23.3
                                                               ----------           ---------
          Total current assets                                    1,115.5               901.6

Investments in affiliated companies                                  19.9                19.5

Property, plant and equipment                                     3,515.4             3,475.5
    Less accumulated depreciation                                 2,238.0             2,205.0
                                                               ----------           ---------
                                                                  1,277.4             1,270.5
Other assets                                                        305.2               292.4
                                                               ----------           ---------
                                                               $  2,718.0           $ 2,484.0
                                                               ==========          ==========


Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                           $    221.7           $   242.1
    Current portion of long-term debt                                30.3                30.3
    Short-term borrowings                                             3.0                 6.9
    Accrued liabilities                                             275.0               267.5
                                                               ----------           ---------
          Total current liabilities                                 530.0               546.8

Long-term debt                                                      570.9               285.8
Other long-term liabilities                                         801.7               801.1


Stockholders' equity Common Stock - par value $.01:
      Class A - authorized 30,000,000 shares, issued
         and outstanding 22,100,000                                    .2                  .2
      Class B - authorized 65,000,000 shares; issued
         21,188,240                                                    .2                  .2
Additional paid-in-capital                                          491.8               491.8
Retained earnings                                                   390.5               417.5
Treasury stock, at cost:  2,000,000 shares in 1999;
    1,109,700 shares in 1998                                        (16.3)               (8.4)
Accumulated other comprehensive income:
     Minimum pension liability                                      (51.0)              (51.0)
                                                               -----------          ---------
          Total stockholders' equity                                815.4               850.3
                                                               ----------           ---------
                                                               $  2,718.0          $  2,484.0
                                                               ==========          ==========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions of Dollars)
(Unaudited)

                                                                                     Three Months
                                                                                    Ended March 31,
                                                                              1998                 1999
                                                                          -----------         -----------
Cash Flows from Operating Activities
   Net income (loss)                                                      $     (24.1)        $       5.9
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation                                                              32.7                31.1
       Net gain on disposal of non-core assets                                   (0.6)                --
       Equity (income) loss of affiliates                                        (0.3)                0.1
       Dividends from affiliates                                                  1.5                 1.8
       Postretirement benefits                                                    7.1                 7.3
       Deferred income taxes                                                     (4.9)               (5.4)
   Changes in working capital items:
       Investments                                                              (11.3)               25.0
       Receivables                                                              (32.9)               14.6
       Inventories                                                               14.2               (12.8)
       Other                                                                     (4.2)                2.3
       Accounts payable                                                         (20.4)               19.1
       Accrued liabilities                                                        7.5               (47.9)
   Other non-current assets                                                       2.1                (8.4)
   Other long-term liabilities                                                   (1.4)               (5.7)
                                                                           ----------          ----------
Net Cash Provided by (Used in) Operating Activities                             (35.0)               27.0

Cash Flows from Investing Activities
       Purchases of property and equipment                                      (41.6)              (37.3)
       Acquisition of ProCoil                                                    (7.7)                --
       Net proceeds from disposal of non-core assets                              0.6                 --
                                                                           ----------          ----------
Net Cash Used in Investing Activities                                           (48.7)              (37.3)

Cash Flows from Financing Activities
       Issuance of First Mortgage Bonds                                         300.0                 --
       Costs associated with issuance of First Mortgage Bonds                    (7.8)                --
       Prepayment of ProCoil long-term debt                                     (10.8)                --
       Long-term debt repayments                                                (10.0)              (14.6)
       Long-term borrowings                                                       6.0                 7.2
       Repayment of short-term borrowings - net                                  (3.9)                --
       Repurchase of Class B common stock                                        (7.9)                --
       Dividend payments on common stock                                         (2.9)               (3.0)
                                                                           ----------          ----------
Net Cash Provided by (Used in) Financing Activities                             262.7               (10.4)
                                                                           ----------          ----------

Net Increase (Decrease)  in Cash and Cash Equivalents                           179.0               (20.7)
Cash and cash equivalents at the beginning of the period                        137.9               312.6
                                                                           ----------          ----------
Cash and Cash Equivalents at the End of the Period                         $    316.9          $    291.9
                                                                           ==========          ==========

See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Millions of Dollars)
                                  (Unaudited)

                                                                                                       Accumulated
                                          Common     Common      Additional                            Other           Total
                                          Stock -    Stock -     Paid-In       Retained    Treasury    Comprehensive   Stockholders'

                                         Class A     Class B     Capital       Earnings    Stock       Income          Equity
                                         --------    --------    ----------    --------    --------    -------------   -------------

BALANCE AT JANUARY 1, 1998               $    0.2    $    0.2    $   491.8     $  345.8    $   --       $    (1.1)     $   836.9

Comprehensive Income:

   Net income                                                                      83.8                                     83.8
   Other comprehensive income:
      Minimum pension liability                                                                             (49.9)         (49.9)
                                                                                                                       ---------
Comprehensive income                                                                                                        33.9
                                                                                                                       ---------

Dividends on common stock                                                         (12.1)                                   (12.1)
Purchase of 1,109,700 shares of Class B
   common stock                                                                              (8.4)                          (8.4)

                                         --------    --------    ---------     --------    ------       ---------      ---------

BALANCE AT DECEMBER 31, 1998                  0.2         0.2        491.8        417.5      (8.4)          (51.0)         850.3

Net loss and comprehensive loss                                                   (24.1)                                   (24.1)

Dividends on common stock                                                          (2.9)                                    (2.9)
Purchase of 890,300 shares of Class B
   common stock                                                                              (7.9)                          (7.9)

                                         --------    --------    ---------     --------    ------       ---------      ---------

BALANCE AT MARCH 31, 1999                $    0.2    $    0.2    $   491.8     $  390.5    $(16.3)      $   (51.0)     $   815.4
                                         ========    ========    =========     ========    ======       =========      =========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999  (Unaudited)



NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature. The financial results presented for the three month period ended March 31, 1999 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") contains additional information and should be read in conjunction with this report.

The Company has engaged Ernst & Young LLP to conduct a review of the consolidated financial statements presented herein, in accordance with standards established by the American Institute of Certified Public Accountants. Their review report is included as an exhibit to this Form 10-Q.

Certain amounts in the 1998 financial statements have been reclassified to conform to current year presentation.


NOTE 2 -- AUDIT COMMITTEE INQUIRY AND SECURITIES AND EXCHANGE COMMISSION INQUIRY

In the third quarter of 1997, the Audit Committee of the Company's Board of Directors was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, inquired into these matters. The Company, based upon the inquiry, restated its financial statements for certain prior periods. On January 29, 1998, the Company filed a Form 10-K/A for 1996 and Forms 10-Q/A for the first, second and third quarters of 1997 reflecting the restatements. (See these Forms for information about the restatement, the report of legal counsel to the Audit Committee and the recommendations, approved by the Board of Directors, to improve the Company's system of internal controls contained in the aforementioned report.) In accordance with the recommendations, the Company in early 1998 undertook an assessment of its internal control over financial reporting, made improvements and engaged a major independent accounting firm. The accounting firm's report was concluded in March 1999 and indicated that in its opinion, management's assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, as of March 1, 1999 is fairly stated, in all material respects, based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Because of inherent limitations in internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting, including safeguarding of assets, to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

NOTE 3 -- SEGMENT INFORMATION

-----------------------------------------------------------------------------------------------------------------
Three months ended                              March 31, 1999                            March 31, 1998
-----------------------------------------------------------------------------------------------------------------
Dollars in millions                                  All                                       All
                                        Steel       Other       Total             Steel       Other       Total
-------------------------------------------------------------------------      ----------------------------------
Revenues from
external                               $  653.1    $    4.8    $  657.9         $  703.5     $    4.9    $  708.4
customers
Intersegment revenues                     159.0       723.7       882.7            136.3        767.6       903.9

Segment income (loss) from
operations                                (18.8)       (2.0)      (20.8)            20.0        (18.2)        1.8

Segment assets                          1,492.9     1,225.1     2,718.0          1,403.7      1,018.1     2,421.8
-------------------------------------------------------------------------      ----------------------------------

Included in the "All Other" intersegment revenues is $680.1 million in 1999 and $726.4 million in 1998 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.


NOTE 4 -- ACQUISITION OF PROCOIL

On March 31, 1999, the Company completed the acquisition of the remaining 44% minority interest of ProCoil Corporation ("ProCoil") for $7.7 million in cash. In addition, $10.8 million of ProCoil debt was prepaid. The acquisition will be accounted for using the purchase method of accounting. Excess purchase price over the book value of the underlying assets was preliminarily recorded as a non-current asset and will be allocated when fair values are determined. The Company has been a majority owner of ProCoil since May 1997 and has included ProCoil's financial position and results of operations in the Company's consolidated financial statements since that date. Therefore, the unaudited pro forma results for the first quarters of 1999 and 1998 would not have differed materially from those reported had the Company owned all of the stock of ProCoil at those times.


NOTE 5 -- LONG-TERM OBLIGATIONS

In March 1999, the Company sold a total of $300.0 million aggregate principal amount of ten-year First Mortgage Bonds due 2009. The bonds represent senior secured obligations of the Company and bear interest at an annual rate of 9.875%. The proceeds will be used to finance the new 450,000 ton hot dip galvanizing facility currently under construction at Great Lakes and for general corporate purposes.

In conjunction with the March 31, 1999 acquisition of the remaining 44% minority interest equity of ProCoil Corporation, the Company prepaid certain debt amounting to approximately $10.8 million. (See Note 4 Acquisition of Procoil).

Long-term obligations were as follows:

                                                                                    March 31,         December 31,
                                                                                      1999                1998
                                                                                    ---------         ------------
                                                                                      (In Millions of Dollars)
First Mortgage Bonds, 9.875% Series due March 1, 2009, with general
   first liens on principal plants, properties and certain subsidiaries             $  300.0            $    --
First Mortgage Bonds, 8.375% Series due August 1, 2006, with general
   first liens on principal plants, properties and certain subsidiaries                 75.0               75.0
Vacuum Degassing Facility Loan, 10.336% fixed rate due in semi-annual
   Installments through 2000, with a first mortgage in favor of the lenders              8.5               12.4
Continuous Caster Facility Loan, 10.057% fixed rate to 2000 when the rate will be reset to a current rate.  Equal semi-annual payments due through
   2007, with a first mortgage in favor of the lenders                                 101.2              101.2
Pickle Line Loan, 7.726% fixed rate due in equal semi-annual installments
   through 2007, with a first mortgage in favor of the lender                           71.0               73.7
ProCoil, various rates and due dates                                                    12.1               17.3
Capitalized lease obligation                                                            14.2               16.6
Other                                                                                   19.2               19.9
                                                                                     -------            -------
Total long-term obligations                                                            601.2              316.1
Less long-term obligations due within one year                                          30.3               30.3
                                                                                     -------            -------
Long-term obligations                                                                $ 570.9            $ 285.8
                                                                                     =======            =======

NOTE 6 -- RELATED PARTY TRANSACTION

During the first quarter of 1999, the Company purchased from a trading company in arms' length transactions at competitively bid prices approximately $5.5 million of finished-coated steel produced by NKK Corporation ("NKK"). The Company entered into the agreement with NKK in order to fulfill the delivery requirements of a contract with a major automotive customer at a fixed price. The Company anticipates that an additional $22.0 million of finished coated steel produced by NKK will be purchased during 1999 so that the Company can fulfill its obligation to the customer and, in the first quarter of 1999, has recorded a total loss of $5.7 million relating to these agreements.

NKK is the parent company of NKK U.S.A. Corporation which is the Company's principal stockholder.

NOTE 7 -- ENVIRONMENTAL AND LEGAL PROCEEDINGS

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company and certain of its subsidiaries are involved as potentially responsible parties ("PRPs") at a number of off-site CERCLA and other environmental cleanup proceedings. At some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability.

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable reserves or insurance coverages, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial position. The Company has recorded an aggregate environmental liability of approximately $16.6 million and $17.0 million at March 31, 1999 and December 31, 1998, respectively.

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


NOTE 8 -- EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted EPS is computed by dividing net income applicable to common stockholders by the weighted average number of common stock shares outstanding during the period plus dilutive stock options which are determined through the application of the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the first quarter of 1999 consolidated financial statements and selected notes and the 1998 Form 10-K for a full understanding of the Company's financial condition and results of operations.

Results of Operations
---------------------

Net Sales
---------

Net sales for the first quarter of 1999 decreased $50.5 million, or 7.1%, compared to the first quarter of 1998. The 29,000 ton decrease in shipments accounted for approximately $15.0 million of the decrease. Also contributing to the reduced sales was a 5% decrease in average selling prices. Continued high levels of low-priced imported steel and service center inventories primarily caused the decreases in shipments and selling prices. Improvement in product, market and customer mix, as a result of the Company's continued focus to increase shipments of higher value-added products, helped to offset some of the impact of these decreases. Coated product shipments increased to 42% of total shipments in the first quarter of 1999 from 40% in the first quarter of 1998.

Looking forward to the second quarter, the Company continues to be actively involved in the trade cases pending with the Department of Commerce and the International Trade Commission. It is hoped that the final outcome of these trade cases, which is expected during the second quarter of 1999, will have a positive impact on the Company's shipments and pricing, although there can be no assurances as to such favorable outcome. However, the Company does anticipate that shipments will continue to increase to support growing market demand, especially from construction customers in their peak season. The Company is also hopeful that the market will respond positively to its recently announced price increase.

Income (Loss) from Operations
-----------------------------

The Company reported an operating loss of $20.8 million for the first quarter of 1999, a decrease of $22.6 million from income of $1.8 million reported in the corresponding 1998 period. This decrease results primarily from the decreases in shipments and selling prices, discussed above. Also negatively impacting operating results was a $5.7 million loss relating to firm purchase commitments to fulfill the delivery requirements of a major automotive customer at a fixed contract price. Partially offsetting these decreases were lower raw material prices, mostly relating to scrap purchases, and lower operating costs as the first quarter of 1998 was negatively impacted by the reline of the "A" blast furnace at Great Lakes.

The Company continues to emphasize cost reduction initiatives and customer-focused strategies that are intended to enhance operating performance. It is anticipated that an impact from these initiatives will be seen in the second quarter. However, these cost reduction efforts will likely be at least partially offset by the cost of the planned reline of the "A" blast furnace at the Granite City Division which began in April 1999.

Net Financing Costs
-------------------

Net financing costs increased $4.5 million in the first quarter of 1999 as compared to the same 1998 period. The increase is due to an increase in interest expense of $1.2 million due primarily to the recently issued First Mortgage Bonds and a decrease in interest income of $3.2 million as a result of lower average cash and cash equivalent balances available for investment.

Income Taxes
------------

The Company's effective tax rate is lower than the combined federal and state statutory rates primarily because of the recognition of deferred tax assets.

Liquidity and Sources of Capital
--------------------------------

The Company's liquidity needs arise primarily from capital investments, working capital requirements, pension funding requirements, principal and interest payments on its indebtedness, common stock dividend payments and stock repurchase programs. The Company has satisfied these liquidity needs with funds provided by long term borrowings and cash provided by operations. Additional sources of liquidity consist of a Receivables Purchase Agreement (the "Receivables Purchase Agreement") with commitments of up to $200.0 million and an expiration date of September 2002 and both a $100.0 million and a $50.0 million credit facility, both of which are secured by the Company's inventories (the "Inventory Facilities") and both of which expire in May 2000.

In March 1999, the Company sold a total of $300.0 million aggregate principal amount of ten-year First Mortgage Bonds due 2009. The bonds represent senior secured obligations of the Company and bear interest at an annual rate of 9.875%. The proceeds will be used to finance the new 450,000 ton hot dip galvanizing facility currently under construction at Great Lakes and for general corporate purposes. As a result of the bond issue, and taking into account the prepayment of $10.8 million of debt in connection with the ProCoil transaction, at March 31, 1999, total debt as a percentage of total capitalization increased to 42.4% as compared to 27.1% at December 31, 1998. Cash and cash equivalents totaled $316.9 million at March 31, 1999 as compared to $137.9 million at December 31, 1998.

The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facilities, the indenture relating to the above-referenced bonds and other debt instruments. On March 31, 1999, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facilities, and outstanding letters of credit under the Receivables Purchase Agreement totaled $76.0 million. During the first quarter of 1999, the maximum availability under the Receivables Purchase Agreement, after reduction for letters of credit outstanding, varied from $71.8 million to $124.0 million and was $124.0 million as of March 31, 1999.

Cash Flows from Operating Activities
------------------------------------

For the quarter ended March 31, 1999, cash used in operating activities amounted to $35.0 million, which is primarily attributable to a net loss of $24.1 million and changes in working capital items offset by the impact of the noncash charge for depreciation.

Cash Flows from Investing Activities
------------------------------------

Capital investments for the quarters ended March 31, 1999 and 1998 amounted to $41.6 million and $37.3 million, respectively. The 1999 spending is mainly attributable to the on-going construction of the new galvanizing facility at Great Lakes. In addition, the purchase of the remaining 44% of ProCoil stock, formerly a 56% owned joint venture, totaled $7.7 million. The Company plans to invest approximately $260 million during the remainder of 1999 for capital expenditures, which include the construction of the new galvanizing facility at Great Lakes, as well as blast furnace relines at Great Lakes and at the Granite City Division and new business systems.

Cash Flows from Financing Activities
------------------------------------

During the first quarter of 1999, net cash provided by financing activities amounted to $262.7 million. Financing activities included the issuance of $300.0 million in First Mortgage Bonds, offset by costs associated with the bond issuance, and the prepayment of $10.8 million of ProCoil long-term debt, relating to the acquisition. Other uses of cash included scheduled payments of debt, dividend payments on the Company's common stock and the repurchase of 890,300 shares of the Company's Class B common stock.

Other
-----

Impact of Recommendations from Audit Committee Inquiry
------------------------------------------------------

On January 21, 1998, the Board of Directors accepted the report and approved the recommendations of the legal counsel to the Audit Committee for improvements in the Company's system of internal controls, a restructuring of its finance and accounting department and the expansion of the role of the internal audit function, as well as corrective measures to be taken related to the specific causes of accounting errors (See Note 2. "Audit Committee Inquiry and Securities and Exchange Commission Inquiry" for further discussion). The Company is in the process of implementing these recommendations with the involvement of the Audit Committee. In accordance with the recommendations, a major independent accounting and consulting firm was engaged in early 1998 to examine and report on the Company's written assertion about the effectiveness of the internal control over financial reporting. Its report was received on March 23, 1999 and indicated that in the opinion of that firm, management's assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, as of March 1, 1999 is fairly stated, in all material respects.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of this Statement will be on earnings and the financial position of the Company.

Dividend on Common Stock
------------------------

On May 10, 1999 the Company's board of directors declared a regular quarterly common stock dividend of $0.07 per share, payable on June 9, 1999, to shareholders of record on May 21, 1999.

Common Stock Repurchase Program
-------------------------------

In the third quarter of 1998, the Board of Directors authorized the repurchase of up to two million shares of its Class B Common Stock. During 1998, the Company repurchased 1,109,700 shares at a total cost of $8.4 million. The Company purchased an additional 890,300 shares during the first quarter of 1999 at a cost of $7.9 million.

Year 2000 Issues
----------------

The "Year 2000" computer software problem is caused by programming practices that were originally intended to conserve computer memory, thus providing date fields with only two digits with the computer software logic applying the date prefix "19". If not corrected, this error could cause computers to fail or give erroneous results as the computer processes data before or during the year 2000. This programming practice continued through the mid-1990's and affects mainframe, business and personal computers, and also any device that has an embedded microprocessor, such as an elevator or fire alarm system. All of the Company's locations and operating facilities are impacted.

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

Following is a table which shows the current status and expected substantial completion dates for the major components of the Company's Year 2000 project:

                                                                                          Estimated
               Description                                                               Substantial
                                                                                          Completion
     ------------------------------------------------------------------------------   -------------------
     General:
     Development of a Year 2000 Project plan                                               Complete
     Review and report on Year 2000 Project plan by a major
        independent accounting and consulting firm                                         Complete

     Mainframe:
     Transition of data service center to Year 2000 compliant provider                     Complete
     Business critical applications - remediated, tested and implemented                   Complete
     Non-business critical applications - remediated, tested and implemented            2nd quarter 1999

     Non mainframe computer equipment:
     Inventory and assessment of all non mainframe computer equipment                      Complete
     Business computers at divisions - remediated, tested and implemented               2nd quarter 1999
     Process control computers and embedded devices - assessed and remediated           2nd quarter 1999

     Vendors, customers and others:
     Vendor readiness evaluations prepared and mailed                                      Complete
     Review of responses and assessment of risk                                            Ongoing

     Contingency plan:
     Development and review of contingency plan                                        3rd quarter 1999

The Company's Year 2000 compliance effort is currently progressing according to schedule. The remediation of the coding for the mission critical mainframe based applications has been completed. These programs have been tested to confirm that the remediation adequately corrected the problems, and they have been returned to production. All other non-critical mainframe based applications have been remediated and tested, and are currently being returned to production. The mainframe effort, overall, is progressing ahead of schedule. The inventory, assessment and remediation of all non-mainframe hardware, business computers, process control computers and embedded devices are proceeding according to schedule. The Company has discovered some computer equipment that is not Year 2000 compliant and has made arrangements to replace such equipment. An inventory of all desktop computer equipment, such as personal computers and printers, has been completed and efforts are underway to remediate or replace the defective components.

The Company currently expects to incur total costs of approximately $23.5 million to address all of its Year 2000 issues. This estimated total cost is $3.6 million higher than previously reported primarily due to $1.5 million in costs incurred during 1998, which until recently had not been properly identified as Year 2000 related costs, as well as an increase in the estimate to complete the overall project. This additional $2.1 million mainly related to the remediation of process control computers and embedded devices. The total estimated cost consists of: (1) approximately $10.2 million to remediate mainframe business systems; (2) approximately $4.7 million to remediate business computers at the divisions and other non-mainframe desk-top equipment; (3) approximately $5.2 million to remediate process control computers and embedded devices; (4) approximately $1.5 million for accelerated replacement of software which is not Year 2000 compliant; (5) approximately $1.4 million for internal employment cost of information system employees; and (6) approximately $0.5 million for other related administrative costs. Of this total, the Company spent approximately $3.5 million in the first quarter of 1999, $9.0 million during 1998 and $1.8 million during 1997. These cost estimates do not include any costs that may be incurred by the Company as a result of the failure of any supplier or customer of the Company, or any other party with whom the Company does business, to become Year 2000 compliant. Year 2000 costs have been incurred as operating expenses from the Company's information technology budget. The Company has not deferred any other information technology projects as a result of its Year 2000 efforts.

Thus far, the Company's Year 2000 efforts have focused on (1) the assessment and remediation of information technology and non-information technology items and
(2) the evaluation of the Year 2000 compliance status of key suppliers, customers and other parties with whom the Company does business. The information obtained by the Company from these activities is being used by the Company to determine the most reasonably likely worst case scenarios which could result from a failure by the Company or third parties to become Year 2000 compliant. The Company has also established teams that will produce contingency plans for handling these worst case scenarios. The Company intends to make these determinations and create any necessary contingency plans by the end of the third quarter of 1999.

Based upon the information currently available to it, the Company believes that the implementation of its Year 2000 Project Plan will adequately resolve the Company's Year 2000 issues. However, since it is not possible to anticipate all possible future outcomes, there could be circumstances under which the Company's business operations are disrupted as a result of Year 2000 problems. These disruptions could be caused by (1) the failure of the Company's systems or equipment to operate as a result of Year 2000 problems, (2) the failure of the Company's suppliers to provide the Company with raw materials, utilities, supplies or other products or services which are necessary to sustain the Company's manufacturing processes or other business operations or (3) the failure of the Company's customers to accept delivery of the Company's products as a result of their Year 2000 problems. Any such disruption to the Company's business operations could have a material adverse effect on the financial condition and results of operations of the Company.

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

Forward looking statements, by their nature, involve risk and uncertainty. A variety of factors could cause business conditions and the Company's actual results and experience to differ materially from those expected by the Company or expressed in the Company's forward looking statements. These factors include, but are not limited to, the following:


1)       changes in market prices and market demand for the Company's products;
2) changes in the costs or availability of the raw materials and other supplies used by the Company in the manufacture of its products;
3) equipment failures or outages at the Company's steelmaking and processing facilities;
4)       losses of customers;
5)       changes in the levels of the Company's operating costs and expenses;
6) collective bargaining agreement negotiations, strikes, labor stoppages or other labor difficulties;
7) actions by the Company's competitors, including domestic integrated steel producers, foreign competitors, mini-mills and manufacturers of steel substitutes, such as plastics, aluminum, ceramics, glass, wood and concrete;
8)       changes in industry capacity;
9) changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation;
10) worldwide changes in trade, monetary or fiscal policies including changes in interest rates;
11) changes in the legal and regulatory requirements applicable to the Company; and
12)      the effects of extreme weather conditions.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to continuing fluctuations in commodity prices, foreign currency values and interest rates that can affect the cost of operating, investing and financing. Accordingly, the Company addresses a portion of these risks, primarily commodity price risk, through a controlled program of risk management that includes the use of derivative financial instruments. The Company's objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. The Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of a documented corporate risk-management policy. The Company does not enter into any derivative transactions for speculative purposes. The Company's market risk has not changed materially from that reported in the Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Steinmetz v. National Steel Corporation, et. al.

This lawsuit, which was reported in the Company's 1998 Form 10-K, seeks shareholder class action status and alleges violations of the federal securities laws generally relating to the restatement of the Company's financial statements which was announced in October 1997. On March 29, 1999, the court granted the Company's Motion to Dismiss the plaintiff's complaint, but gave the plaintiff until April 19, 1999 to file an amended complaint. On April 19, 1999 an amended complaint was filed. The Company has filed a Motion to Dismiss the amended complaint.


Trade Litigation

This matter was reported in the Company's 1998 Form 10-K and involves certain unfair trade petitions filed by the Company and a number of other U.S. steel producers on September 30, 1998 before the Department of Commerce and International Trade Commission ("ITC"). On April 29, 1999, the Department of Commerce made final affirmative determinations in the case against imports from Japan. A final determination by the ITC on the issue of injury in that case is expected in late June or early July of 1999. Final determinations by the Department of Commerce in the cases against imports from Russia and Brazil are presently scheduled for June and July of 1999, respectively. Final determinations by the ITC will be made in both cases by the end of the summer. In the interim, imports from all three countries remain subject to bonding requirements, with the amount of the security calculated based on the final duty rates calculated for Japan, and the preliminary rates calculated for Brazil and Russia.


Environmental Matters

Detroit Water and Sewerage Department Notice of Violations ("NOV"). This matter, which was reported in the Company's 1998 Form 10-K, involves NOVs issued to the Company's Great Lakes Division by the Detroit Water and Sewerage Department ("DWSD"). The NOVs allege that the Company's discharge to the DWSD contained levels of cyanide and mercury in excess of the permitted limits. On March 15, 1999, a third NOV was issued, alleging violations of cyanide and mercury limitations. Discussions with DWSD are ongoing.




Item 6.  Exhibits and Reports on Form 8-K

(a)      See attached Exhibit Index

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K dated February 2, 1999 reporting on Item 5, Other Events.

         The Company filed two reports on Form 8-K dated February 16, 1999 reporting on Item 5, Other Events.

         The Company filed a report on Form 8-K dated March 5, 1999 reporting on
         Item 5, Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NATIONAL STEEL CORPORATION


                                       BY /s/ John A. Maczuzak
                                         -----------------------------
                                       John A. Maczuzak
                                       President and Chief Operating Officer



                                       BY /s/ Glenn H. Gage
                                         -----------------------------
                                       Glenn H. Gage
                                       Senior Vice President and Chief
                                       Financial Officer




Date:     May 17, 1999

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

For the quarterly period ended March 31, 1999


4-A Indenture of Mortgage and Deed of Trust, dated May 1, 1952, between the Company and Great Lakes Steel Corporation and City Bank Farmers Trust Company and Ralph E. Morton, as Trustee, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 2-9639) is incorporated herein by reference.

4-B Second Supplemental Indenture, dated as of January 1, 1957, between the Company and City Bank Farmers Trust Company and Francis M. Pitt, as Trustees, filed as Exhibit 2-C to the Company's Registration Statement on Form S-9 (Registration No. 2-15070) is incorporated herein by reference.

4-C Fourth Supplemental Indenture, dated as of December 1, 1960, between the Company and First National City Trust Company and Francis M. Pitt, as Trustees, filed as Exhibit 4(b)(5) to the Registration Statement of
         M. A. Hanna Company on Form S-1 (Registration No. 2-19169) is incorporated herein by reference.

4-D Fifth Supplemental Indenture dated as of May 1, 1962 between the Company, First National City Trust Company, as Trustee, and First National City Bank, as Successor Trustee, filed as Exhibit 4-D to the Company's Registration Statement on Form S-4 (Registration No. 333-76541) is incorporated herein by reference.

4-E Eighth Supplemental Indenture, dated as of September 19, 1973, between the Company and First National City Bank and E. J. Jaworski, as Trustee, filed as Exhibit 2-I to the Company's Registration Statement on Form S-7 (Registration No. 2-56823) is incorporated herein by reference.

4-F Ninth Supplemental Indenture, dated as of August 1, 1976, between the Company and Citibank, N.A., and E. J. Jaworski, as Trustees, filed as
         Exhibit 2-J to the Company's Registration Statement on Form S-7 (Registration No. 2-5622916) is incorporated herein by reference.

4-G Tenth Supplemental Indenture, dated as of March 8, 1999, between the Company and The Chase Manhattan Bank and Frank J. Grippo, as Trustees, filed as Exhibit 4-G to the Company's Registration Statement on Form S-4 (Registration No. 333-76541) is incorporated herein by reference.

4-H Eleventh Supplemental Indenture, dated as of March 31, 1999, between the Company and The Chase Manhattan Bank and Frank J. Grippo, as Trustees, filed as Exhibit 4-H to the Company's Registration Statement on Form S-4 (Registration No. 333-76541) is incorporated herein by reference.

4-I Registration Rights Agreement, dated as of March 8, 1999, between the Company and the Series A Purchasers, filed as Exhibit 4-I to the Company's Registration Statement on Form S-4 (Registration No. 333-76541) is incorporated herein by reference.

4-J Registration Rights Agreement, dated as of March 31, 1999, between the Company and the Series C Purchaser, filed as Exhibit 4-J to the Company's Registration Statement on Form S-4 (Registration No. 333-76541) is incorporated herein by reference.

10-A Amendment No. 1 dated March 19, 1999 to No. 1 Continuous Galvanizing Line Turnkey Engineering and Construction Contract dated October 23, 1998 between the Company and NKK Steel Engineering Inc., filed as
         Exhibit 10-JJ to the Company's Registration Statement on Form S-4 (Registration No. 333-76541) is incorporated herein by reference.

15-A     Independent Accountants' Review Report

15-B     Acknowledgment Letter on Unaudited Interim Financial Information

27       Financial Data Schedule