Form 10-Q
period 1999-06-30
NATIONAL STEEL CORP
filed 1999-08-13
CIK 70578

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 F O R M  1 0 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of July 31, 1999, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                    PAGE
                                                                    ----
        Consolidated Statements of Income -
          Three Months Ended June 30, 1999 and 1998                   3

        Consolidated Statements of Income -
          Six Months Ended June 30, 1999 and 1998                     4

        Consolidated Balance Sheets -
          June 30, 1999 and December 31, 1998                         5

        Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1999 and 1998                     6

        Consolidated Statements of Changes in
          Stockholders' Equity
             Six Months Ended June 30, 1999 and
             Year Ended December 31, 1998                             7

        Notes to Consolidated Financial Statements                    8

        Management's Discussion and Analysis of
          Financial Condition and Results of Operations              12

PART II.   OTHER INFORMATION

        Legal Proceedings                                            19

        Submission of Matters to a Vote of Security Holders          21

        Exhibits and Reports on Form 8-K                             21


PART I.       FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS


NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions of Dollars, Except Per Share Amounts)
(Unaudited)


                                                             THREE MONTHS
                                                             ENDED JUNE 30,
                                                           1999          1998
                                                        ----------    ----------
NET SALES                                               $    707.3    $    747.8

Cost of products sold                                        633.6         655.4
Selling, general and administrative expense                   35.6          33.5
Depreciation                                                  35.5          32.4
Equity income of affiliates                                   (0.3)         (0.3)
                                                        ----------    ----------
INCOME FROM OPERATIONS                                         2.9          26.8

Other (income) expense:
    Interest and other financial income                       (4.2)         (4.1)
    Interest and other financial expense                      11.9           7.0
    Net gain on disposal of non-core assets and other
       related activities                                     --            (2.7)
                                                        ----------    ----------
                                                               7.7           0.2
                                                        ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES                             (4.8)         26.6

Income tax provision (credit)                                 (0.2)          0.1
                                                        ----------    ----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK            $     (4.6)   $     26.5
                                                        ==========    ==========

BASIC EARNINGS PER SHARE:
Net Income (Loss) Applicable to Common Stock            $    (0.11)   $     0.61
                                                        ==========    ==========

Weighted average shares outstanding (in thousands)          41,288        43,288

DILUTED EARNINGS PER SHARE:
Net Income (Loss) Applicable to Common Stock            $    (0.11)   $     0.61
                                                        ==========    ==========

Weighted average shares outstanding (in thousands)          41,288        43,354

DIVIDENDS PAID PER COMMON SHARE                         $     0.07    $     0.07
                                                        ==========    ==========


See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions of Dollars, Except Per Share Amounts)
(Unaudited)


                                                             SIX MONTHS
                                                            ENDED JUNE 30,
                                                           1999          1998
                                                        ----------    ----------
NET SALES                                               $  1,365.2    $  1,456.3

Cost of products sold                                      1,240.4       1,292.8
Selling, general and administrative expense                   75.3          71.6
Depreciation                                                  68.1          63.5
Equity income of affiliates                                   (0.7)         (0.2)
                                                        ----------    ----------
INCOME (LOSS) FROM OPERATIONS                                (17.9)         28.6

Other (income) expense:
    Interest and other financial income                       (6.4)         (9.5)
    Interest and other financial expense                      19.4          13.2
    Net gain on disposal of non-core assets and other
       related activities                                     (0.6)         (2.7)
                                                        ----------    ----------
                                                              12.4           1.0
                                                        ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES                            (30.3)         27.6

Income tax credit                                             (1.6)         (4.8)
                                                        ----------    ----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK            $    (28.7)   $     32.4
                                                        ==========    ==========

BASIC EARNINGS PER SHARE:
Net Income (Loss) Applicable to Common Stock            $    (0.69)   $     0.75
                                                        ==========    ==========

Weighted average shares outstanding (in thousands)          41,537        43,288

DILUTED EARNINGS PER SHARE:
Net Income (Loss) Applicable to Common Stock            $    (0.69)   $     0.75
                                                        ==========    ==========

Weighted average shares outstanding (in thousands)          41,537        43,340

DIVIDENDS PAID PER COMMON SHARE                         $     0.14    $     0.14
                                                        ==========    ==========


See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions of Dollars, Except Share Amounts)
(Unaudited)


                                                       JUNE 30,   DECEMBER 31,
                                                         1999         1998
                                                       --------   ------------
ASSETS
Current assets
    Cash and cash equivalents                          $  249.0    $  137.9
    Receivables - net                                     273.0       245.9
    Inventories - net:
      Finished and semi-finished products                 315.0       322.2
      Raw materials and supplies                          148.2       150.6
                                                       --------    --------
                                                          463.2       472.8
    Deferred tax assets                                    23.3        23.3
    Other                                                  25.1        21.7
                                                       --------    --------
          Total current assets                          1,033.6       901.6

Investments in affiliated companies                        20.6        19.5

Property, plant and equipment                           3,616.0     3,475.5
    Less accumulated depreciation                       2,273.0     2,205.0
                                                       --------    --------
                                                        1,343.0     1,270.5
Other assets                                              310.2       292.4
                                                       --------    --------
                                                       $2,707.4    $2,484.0
                                                       ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                   $  210.2    $  242.1
    Current portion of long-term debt                      34.1        30.3
    Short-term borrowings                                   3.9         6.9
    Accrued liabilities                                   256.9       267.5
                                                       --------    --------
          Total current liabilities                       505.1       546.8

Long-term debt                                            573.3       285.8
Other long-term liabilities                               821.1       801.1


Stockholders' equity Common Stock - par value $.01:
      Class A - authorized 30,000,000 shares, issued
         and outstanding 22,100,000                         0.2         0.2
      Class B - authorized 65,000,000 shares; issued
          21,188,240                                        0.2         0.2
Additional paid-in-capital                                491.8       491.8
Retained earnings                                         383.0       417.5
Treasury stock, at cost:  2,000,000 shares in 1999;
    1,109,700 shares in 1998                              (16.3)       (8.4)
Accumulated other comprehensive income:
     Minimum pension liability                            (51.0)      (51.0)
                                                       --------    --------
          Total stockholders' equity                      807.9       850.3
                                                       --------    --------
                                                       $2,707.4    $2,484.0
                                                       ========    ========


See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions of Dollars)
(Unaudited)


                                                                             SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                        1999               1998
                                                                     ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                $     (28.7)        $      32.4
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation                                                        68.1                63.5
       Net gain on disposal of non-core assets                             (0.6)               (2.7)
       Equity income of affiliates                                         (0.7)               (0.2)
       Dividends from affiliates                                            1.5                 1.8
       Postretirement benefits                                              7.3                15.9
       Deferred income taxes                                               (8.2)              (10.8)
   Changes in working capital items:
       Investments                                                          --                 15.0
       Receivables                                                        (27.1)               13.9
       Inventories                                                          9.6               (59.4)
       Other assets                                                        (2.6)                2.0
       Accounts payable                                                   (31.9)               27.1
       Accrued liabilities                                                (10.6)              (87.1)
   Other non-current assets                                                 1.1                (5.1)
   Other long-term liabilities                                             17.9               (11.1)
                                                                     ----------          ----------
NET CASH USED IN OPERATING ACTIVITIES                                      (4.9)               (4.8)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property, plant and equipment                        (143.6)              (63.3)
       Acquisition of ProCoil                                              (7.7)                --
       Net proceeds from disposal of non-core assets                        0.6                 3.3
                                                                     ----------          ----------
NET CASH USED IN INVESTING ACTIVITIES                                    (150.7)              (60.0)

CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance of First Mortgage Bonds                                   300.0                 --
       Costs associated with issuance of First Mortgage Bonds              (8.0)                --
       Prepayment of ProCoil long-term debt                               (10.8)                --
       Long-term debt repayments                                          (14.5)              (19.8)
       Long-term borrowings                                                16.7                 7.2
       Repayment of short-term borrowings - net                            (3.0)                --
       Repurchase of Class B common stock                                  (7.9)                --
       Dividend payments on common stock                                   (5.8)               (6.0)
                                                                     ----------          ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       266.7               (18.6)
                                                                     ----------          ----------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                     111.1               (83.4)
Cash and cash equivalents at the beginning of the period                  137.9               312.6
                                                                     ----------          ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                  $     249.0         $     229.2
                                                                     ==========          ==========


See notes to consolidated financial statements.

                   NATIONAL STEEL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Millions of Dollars)
                                   (Unaudited)


                                                                                                       ACCUMULATED
                                             COMMON      COMMON    ADDITIONAL                          OTHER           TOTAL
                                             STOCK -     STOCK -   PAID-IN     RETAINED    TREASURY    COMPREHENSIVE   STOCKHOLDERS'
                                             CLASS A     CLASS B   CAPITAL     EARNINGS    STOCK       INCOME          EQUITY
                                             -------     -------   ----------  --------    --------    -------------   -------------
BALANCE AT JANUARY 1, 1998                   $  0.2      $  0.2     $ 491.8    $ 345.8    $   --        $   (1.1)         $  836.9

Comprehensive Income:

   Net income                                                                     83.8                                        83.8
   Other comprehensive loss:
      Minimum pension liability                                                                            (49.9)            (49.9)
                                                                                                                           -------
Comprehensive income                                                                                                          33.9
                                                                                                                           -------

Dividends on common stock                                                        (12.1)                                      (12.1)
Purchase of 1,109,700 shares of Class B
   common stock                                                                               (8.4)                           (8.4)


                                             ------      ------     -------    -------    --------       -------          --------

BALANCE AT DECEMBER 31, 1998                    0.2         0.2       491.8      417.5       (8.4)         (51.0)            850.3

Net loss and comprehensive loss                                                  (28.7)                                      (28.7)

Dividends on common stock                                                         (5.8)                                       (5.8)
Purchase of 890,300 shares of Class B
   common stock                                                                               (7.9)                           (7.9)

                                             ------      ------     -------    -------    --------       -------          --------

BALANCE AT JUNE 30, 1999                     $  0.2      $  0.2     $ 491.8    $ 383.0    $  (16.3)      $ (51.0)         $  807.9
                                             ======      ======     =======    =======     =======       =======          ========


See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999  (Unaudited)



NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature. The financial results presented for the six month period ended June 30, 1999 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") contains additional information and should be read in conjunction with this report.

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

NOTE 3 -- SEGMENT INFORMATION


---------------------------------------------------------------------------------------------------
                                   JUNE 30, 1999                            June 30, 1998
-------------------------------------------------------------    ----------------------------------
Dollars in millions                         ALL                                 All
                              STEEL        OTHER       TOTAL       Steel       Other       Total
-------------------------------------------------------------    ----------------------------------
SIX MONTHS ENDED:
Revenues from
external customers           $1,356.1    $    9.1    $1,365.2    $1,445.8   $   10.5    $1,456.3

Intersegment revenues           322.8     1,503.9     1,826.7       294.4    1,581.0     1,875.4

Segment income (loss) from
operations                      (12.3)       (5.6)      (17.9)       50.2      (21.6)       28.6

Segment assets                1,547.0     1,160.4     2,707.4     1,439.5    1,044.5     2,484.0

THREE MONTHS ENDED:
Revenues from
external customers           $  703.0    $    4.3    $  707.3    $  748.8   $    5.6    $  754.4

Intersegment revenues           163.8       780.2       944.0       158.1      813.4       971.5

Segment income (loss) from
operations                        6.5        (3.6)        2.9        30.2       (3.4)       26.8
---------------------------------------------------------------------------------------------------


Included in the "All Other" intersegment revenues for the six month period is $1,393.3 million in 1999 and $1,475.5 million in 1998 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.


NOTE 4 -- ACQUISITION OF PROCOIL

On March 31, 1999, the Company completed the acquisition of the remaining 44% minority interest of ProCoil Corporation ("ProCoil") for $7.7 million in cash. In addition, $10.8 million of ProCoil debt was prepaid. The acquisition will be accounted for using the purchase method of accounting. Excess purchase price over the book value of the underlying assets was preliminarily recorded as a non-current asset and will be allocated when fair values are determined. The Company has been a majority owner of ProCoil since May 1997 and has included ProCoil's financial position and results of operations in the Company's consolidated financial statements since that date. Therefore, the unaudited pro forma results for the first six months of 1999 and 1998 would not have differed materially from those reported had the Company owned all of the stock of ProCoil at those times.


NOTE 5 -- LONG-TERM OBLIGATIONS


In March 1999, the Company sold a total of $300.0 million aggregate principal amount of ten-year First Mortgage Bonds due 2009. The bonds represent senior secured obligations of the Company and bear interest at an annual rate of 9.875%. The proceeds are being used to finance the new 450,000 ton hot dip galvanizing facility currently under construction at Great Lakes and for general corporate purposes.

In conjunction with the March 31, 1999 acquisition of the remaining 44% minority interest equity of ProCoil Corporation, the Company prepaid certain debt amounting to approximately $10.8 million. (See Note 4 - Acquisition of Procoil).

In the second quarter of 1999, National Steel Pellet Corporation secured a $10.5 million five year lease obligation for mobile equipment.

Long-term obligations were as follows:


                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      1999               1998
                                                                                    --------         ------------
                                                                                      (In Millions of Dollars)
First Mortgage Bonds, 9.875% Series due March 1, 2009, with general
   first liens on principal plants, properties and certain subsidiaries             $  300.0           $      --
First Mortgage Bonds, 8.375% Series due August 1, 2006, with general
   first liens on principal plants, properties and certain subsidiaries                 75.0                75.0
Vacuum Degassing Facility Loan, 10.336% fixed rate due in semi-annual
   Installments through 2000, with a first mortgage in favor of the lenders              8.5                12.4
Continuous Caster Facility Loan, 10.057% fixed rate to 2000 when the rate will be reset to a current rate.  Equal semi-annual payments due through
   2007, with a first mortgage in favor of the lenders                                  97.6               101.2
Pickle Line Loan, 7.726% fixed rate due in equal semi-annual installments
   through 2007, with a first mortgage in favor of the lender                           71.0                73.7
ProCoil, various rates and due dates                                                    11.4                17.3
Capitalized lease obligation                                                            24.7                16.6
Other                                                                                   19.2                19.9
                                                                                    --------           ---------
Total long-term obligations                                                            607.4               316.1
Less long-term obligations due within one year                                          34.1                30.3
                                                                                    --------           ---------
Long-term obligations                                                               $  573.3           $   285.8
                                                                                    ========           =========



NOTE 6 -- RELATED PARTY TRANSACTIONS

During 1998, the Company entered into a competitively bid Turnkey Engineering and Construction Contract with NKK Steel Engineering, Inc. ("NKK SE"), a subsidiary of NKK Corporation ("NKK"), to design, engineer, construct and install a continuous galvanizing facility at Great Lakes. During the first six months of 1999, $45.9 million was paid to NKK SE relating to this contract and $8.1 million is included in accounts payable, net of $4.9 million retention, at June 30, 1999.

During the first six months of 1999, the Company purchased from a trading company in arms' length transactions at competitively bid prices approximately $14.6 million of finished-coated steel produced by NKK. The Company entered into the agreement with NKK in order to fulfill the delivery requirements of a contract with a major automotive customer at a fixed price. Additionally, the Company anticipates that approximately $13.0 million of finished coated steel produced by NKK will be purchased during 1999 so that the Company can fulfill its obligation to the customer. In the first quarter of 1999, the Company recorded a total loss of $5.7 million relating to these agreements.

The Company also purchased from a trading company in arms' length transactions at competitively bid prices approximately $7.5 million of slabs produced by NKK during the second quarter of 1999. The Company has committed to purchase an additional $19.0 million of slabs produced by NKK during 1999.

NKK is the parent company of NKK U.S.A. Corporation, which is the Company's principal stockholder.

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable reserves or insurance coverages, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial position. The Company has recorded an aggregate environmental liability of approximately $16.1 million and $17.0 million at June 30, 1999 and December 31, 1998, respectively.

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


NOTE 8 -- EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted EPS is computed by dividing net income applicable to common stockholders by the weighted average number of common stock shares outstanding during the period plus dilutive stock options which are determined through the application of the treasury stock method. If a net loss is incurred, dilutive stock options are considered antidilutive and are excluded from the dilutive EPS calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the second quarter of 1999 consolidated financial statements and selected notes, the first quarter of 1999 Form 10-Q and the 1998 Form 10-K for a full understanding of the Company's financial condition and results of operations.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net Sales

Net sales for the second quarter of 1999 decreased $40.5 million, or 5.4%, compared to the second quarter of 1998. Shipments increased by approximately 21,000 tons to 1,471,000 tons and product mix improved slightly in the second quarter of 1999 as compared to the second quarter of 1998. However, a 7.3% decrease in average selling price more than offset those positive trends. The lingering effects of high levels of low-priced imported steel and service center inventories negatively impacted selling prices in comparison to the year earlier period.

Income from Operations

The Company reported operating income of $2.9 million for the second quarter of 1999, a decrease of $23.9 million from operating income of $26.8 million reported in the corresponding 1998 period. The lower average selling prices discussed above significantly decreased operating income. Also impacting operating results were increased selling, general and administrative expenses relating to Year 2000 remediation costs and increased depreciation expense. Cost of products sold decreased compared to the prior year despite the increase in shipment volume and improved mix. Improvements in raw material prices, particularly scrap, more than offset the impact of these changes in volume and mix. Additionally, significant improvements in operating yields and other operational spending resulting from the Company's continuing cost reduction efforts had a positive effect on operating income.

Net Financing Costs

Net financing costs increased $4.8 million in the second quarter of 1999 as compared to the same 1998 period. The increase is due to an increase in interest and other financial expense of $4.9 million due primarily to the First Mortgage Bonds issued in the first quarter of 1999.

Income Taxes

The Company's effective tax rate is lower than the combined federal and state statutory rates, primarily because of the recognition of deferred tax assets.



RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net Sales

Net sales for the first six months of 1999 decreased $91.1 million, or 6.3%, compared to the first six months of 1998. Shipments dipped slightly to 2,861,000 tons during the first half of 1999, compared to 2,869,000 tons in the year-earlier period, resulting in a small decrease in sales. Improved product, market and customer mix resulting from the Company's continued focus to increase shipments of higher value-added products had a positive impact on sales of approximately $11.2 million. However, this was more than offset by a $97.4 million decrease resulting from lower average selling prices during the first half of 1999 as compared to the year-earlier period due to the impact of high levels of low-priced imported steel and service center inventories that began to affect sales in the third quarter of 1998.

 Income from Operations

The Company reported an operating loss of $17.9 million for the first six months of 1999, a decrease of $46.5 million compared to the corresponding 1998 period. This decrease results primarily from a 6.8% decrease in average selling prices as discussed above. Increased selling, general and administrative expenses mainly relating to Year 2000 remediation costs and increased depreciation expense also impacted operating results. Offsetting these decreases were several positive factors, including (1) improvements in raw material prices, particularly scrap, (2) lower costs relating to blast furnace relines and (3) lower operating costs resulting from the Company's continued cost reduction efforts.

Net Financing Costs

Net financing costs increased $9.3 million in the first six months of 1999 as compared to the same 1998 period. The increase is due to an increase in interest and other financial expense of $6.2 million relating to the First Mortgage Bonds issued in the first quarter of 1999 and a decrease in interest income of $3.1 million as a result of lower average cash and cash equivalent balances available for investment, mainly during the first quarter of 1999.

Income Taxes

The Company's effective tax rate is lower than the combined federal and state statutory rates, primarily because of the recognition of deferred tax assets.



RESULTS OF OPERATIONS - FORWARD LOOKING INFORMATION

The Company continues to focus on its long-term strategies to increase shipments of higher value-added products and to emphasize cost reduction initiatives and customer-focused strategies intended to enhance operating performance. Improvements from these efforts have been seen as shipments of coated products as a percentage of total shipments continue to increase, cost reduction efforts continue to positively impact income from operations, and the Company is recognized by its customers for quality, delivery and service. The Company anticipates that shipments will rise in the third quarter, as there is strong demand for automotive products and hot-rolled products. However, it is also anticipated that average selling prices will remain below 1998 levels. The Company is actively involved in trade cases filed with the Department of Commerce and the International Trade Commission relative to hot-rolled and cold-rolled carbon steel product imports and is hopeful that the resolution of these cases will have a positive impact on the Company's results of operations, although there can be no assurances as to such favorable outcome.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity needs arise primarily from capital investments, working capital requirements, pension funding requirements, principal and interest payments on its indebtedness and common stock dividend payments. The Company has satisfied these liquidity needs with funds provided by long term borrowings and cash provided by operations. Additional sources of liquidity consist of the Receivables Purchase Agreement with commitments of up to $200.0 million and an expiration date of September 2002, and a $100.0 million and a $50.0 million credit facility, which are secured by the Company's inventories (the "Inventory Facilities") and expire in May 2000.

In March 1999, the Company sold a total of $300.0 million aggregate principal amount of ten-year First Mortgage Bonds due 2009. The bonds represent senior secured obligations of the Company and bear interest at an annual rate of 9.875%. The proceeds are being used to finance the new 450,000 ton hot dip galvanizing facility currently under construction at Great Lakes and for general corporate purposes. As a result of the bond issue, and taking into account a prepayment of debt in connection with the acquisition of ProCoil in March 1999, total debt as a percentage of total capitalization at June 30, 1999 increased to 42.9% as compared to 27.1% at December 31, 1998. Cash and cash equivalents totaled $249.0 million at June 30, 1999 as compared to $137.9 million at December 31, 1998.

The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facilities, the indenture relating to the above-referenced bonds and other debt instruments. On June 30, 1999, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facilities, and outstanding letters of credit under the Receivables Purchase Agreement totaled $74.3 million. During the first six months of 1999, the maximum availability under the Receivables Purchase Agreement, after reduction for letters of credit outstanding, varied from $71.8 million to $125.7 million and was $111.0 million as of June 30, 1999.

Cash Flows from Operating Activities

For the six months ended June 30, 1999, cash used in operating activities amounted to $4.9 million, which is primarily attributable to a net loss of $28.7 million and changes in working capital items offset by the impact of the noncash charge for depreciation.

Cash Flows from Investing Activities

Capital investments for the six month periods ended June 30, 1999 and 1998 amounted to $143.6 million and $63.3 million, respectively. The 1999 spending is mainly attributable to the on-going construction of the new galvanizing facility at Great Lakes and the "A" Furnace reline at the Granite City Division. In addition, the purchase of the remaining 44% of ProCoil stock, formerly a 56% owned joint venture, totaled $7.7 million. The Company plans to invest approximately $160 million during the remainder of 1999 for capital expenditures, which include the construction of the new galvanizing facility at Great Lakes and new business systems.

Cash Flows from Financing Activities

During the first six months of 1999, net cash provided by financing activities amounted to $266.7 million. Financing activities included the issuance of $300.0 million in First Mortgage Bonds, offset by costs associated with the bond issuance, and the prepayment of $10.8 million of ProCoil long-term debt. Other uses of cash included scheduled payments of debt, dividend payments on the Company's common stock and the repurchase of 890,300 shares of the Company's Class B common stock.

OTHER

Labor Negotiations

On July 21, 1999, the Company and the United Steelworkers of America ("USWA") reached tentative five-year labor agreements covering members at the Company's Granite City and Regional Divisions, Corporate Headquarters and National Steel Pellet Company. The agreements are subject to ratification by the USWA membership in late August and, if approved, will become effective as of August 1, 1999.

The labor contracts between the Company and the International Chemical Workers Council of the United Food and Commercial Workers, Bricklayers and Laborers' Unions at the Granite City Division expire on various dates between September 30, 1999 and December 16, 1999. Negotiations are scheduled to commence in August; management anticipates reaching successor agreements before contract expiration.

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted in years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delays the required adoption date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of this Statement will be on earnings and the financial position of the Company.

Dividend on Common Stock

On August 9, 1999 the Company's board of directors declared a regular quarterly common stock dividend of $0.07 per share, payable on September 9, 1999, to shareholders of record on August 25, 1999.

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

In 1997, the Company established a Year 2000 Project team to coordinate and oversee the Year 2000 remediation project. The team is supervised by an executive steering committee, which meets regularly to monitor progress. In addition, progress is monitored by the Board of Directors and the Audit Committee through periodic reports from management. The project's scope includes mainframe, business and personal computers, business software and other information technology items, as well as non-information technology items, such as process control software and embedded software in hardware devices. The Company is also reviewing with its major vendors and suppliers their efforts in becoming Year 2000 compliant. Most suppliers and vendors who have replied thus far to the Company's inquiries have indicated that they expect to be Year 2000 compliant on a timely basis. As planned, the Company has completed the majority of its assessment, remediation and testing of its various systems, electronic commerce and business associates, and has made whatever modifications were necessary to prevent business interruption.

Following is a table which shows the current status and expected substantial completion dates for the major components of the Company's Year 2000 project:


                                                                                                     ESTIMATED
                                                                                                    SUBSTANTIAL
                                        DESCRIPTION                                                  COMPLETION
     ----------------------------------------------------------------------------------          -------------------
     GENERAL:
     Development of a Year 2000 Project plan                                                          Complete
     Review and report on Year 2000 Project plan by a major
        independent accounting and consulting firm                                                    Complete

     MAINFRAME:
     Transition of data service center to Year 2000 compliant provider                                Complete
     Business critical applications - remediated, tested and implemented                              Complete
     Non-business critical applications - remediated, tested and
        implemented                                                                                   Complete

     NON MAINFRAME COMPUTER EQUIPMENT:
     Inventory and assessment of all non mainframe computer equipment                                 Complete
     Business computers at divisions - remediated, tested and implemented                             Complete
     Process control computers and embedded devices - assessed and remediated                         Complete*
     * with the exception of the Great Lakes hot strip mill expected to be complete 3rd quarter 1999

     VENDORS, CUSTOMERS AND OTHERS:
     Vendor readiness evaluations prepared and mailed                                                 Complete
     Review of responses and assessment of risk                                                       Ongoing

     CONTINGENCY PLAN:
     Development and review of contingency plan                                                   3rd quarter 1999



Overall, the Company's Year 2000 compliance effort has progressed according to schedule. The remediation of the coding for the mission critical mainframe based applications was completed in early 1999. These programs have been tested to confirm that the remediation adequately corrected the problems, and they have been returned to production. More recently, non-critical mainframe based applications have been remediated and tested, and returned to production. The inventory, assessment and remediation of all non-mainframe hardware, business computers, process control computers and embedded devices has also proceeded according to schedule. The Company has discovered some computer equipment that is not Year 2000 compliant and has made arrangements to replace such equipment. An inventory of all desktop computer equipment, such as personal computers and printers, has been completed and efforts to remediate or replace the defective components are substantially complete.

The Company currently expects to incur total costs of approximately $21.2 million, a $2.3 million reduction from our previous estimates, to address all of its Year 2000 issues. The total estimated costs consist of: (1) approximately $10.2 million to remediate mainframe business systems; (2) approximately $4.7 million to remediate business computers at the divisions and other non-mainframe desk-top equipment; (3) approximately $2.9 million to remediate process control computers and embedded devices; (4) approximately $1.5 million for accelerated replacement of software which is not Year 2000 compliant; (5) approximately $1.4 million for internal employment cost of information system employees; and (6) approximately $0.5 million for other related administrative costs. Of this total, the Company spent approximately $6.3 million in the first six months of 1999, $9.0 million during 1998 and $1.8 million during 1997. These cost estimates do not include any costs that may be incurred by the Company as a result of the failure of any supplier or customer of the Company, or any other party with whom the Company does business, to become Year 2000 compliant. Year 2000 costs have been incurred as operating expenses from the Company's information technology budget. The Company has not deferred any other information technology projects as a result of its Year 2000 efforts.

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

PART II.      OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS


TRADE LITIGATION

This matter was reported in the Company's 1998 Form 10-K and in the Form 10-Q for the first quarter of 1999, and involves certain unfair trade petitions filed by the Company and a number of other U.S. steel producers before the Department of Commerce and the International Trade Commission ("ITC") on September 30, 1998 against foreign steel companies in Brazil, Japan and Russia, alleging dumping of hot-rolled carbon steel flat products ("Hot-Rolled Steel"). With respect to Japan, the Department of Commerce made an affirmative final dumping determination on April 28, 1999, and the ITC made an affirmative final injury determination on June 11, 1999. Consequently, on June 29, 1999 the Department of Commerce entered an antidumping duty order. Under the order, imports of Hot-Rolled Steel from Japan are subject to antidumping duties ranging from 17.86% to 67.14%. On July 6, 1999, the Department of Commerce made final dumping and subsidization determinations regarding Brazil. The Department of Commerce found dumping margins ranging from 41.27% to 43.40% and subsidy rates ranging from 6.35% to 9.67%. On the same day, the Department of Commerce entered into suspension agreements with the government of Brazil and three Brazilian steel producers. These agreements impose volume and quantity restrictions on imports of Hot-Rolled Steel from Brazil. While the agreements remain in place, the Department of Commerce will not issue antidumping and countervailing duty orders on imports of Hot-Rolled Steel from Brazil. On July 12, 1999, the Department of Commerce made a final dumping determination regarding the Russian Federation. The Department of Commerce found dumping margins ranging from 73.59% to 184.56%. Also on July 12, 1999, the Department of Commerce entered into a suspension agreement with the Russian Federation. The suspension agreement imposes volume and quantity restrictions on imports of Hot-Rolled Steel from the Russian Federation. While this suspension agreement remains in place, the Department of Commerce will not issue an antidumping order on imports of Hot-Rolled Steel from the Russian Federation. U.S. steel producers may challenge the Brazilian and Russian suspension agreements in the Court of International Trade. Such challenges must be commenced by August 18, 1999. Notwithstanding the suspension agreements, the petitioning U.S. steel producers requested that the ITC complete the investigations. The ITC is scheduled to make final injury determinations in the cases against Brazil and the Russian Federation on September 2, 1999.

On June 2, 1999, the Company joined a number of other U.S. steel producers in filing certain unfair trade petitions relating to cold-rolled carbon steel flat products ("Cold-Rolled Steel") before the Department of Commerce and the ITC. These unfair trade petitions were filed against foreign steel companies in Argentina, Brazil, China, Indonesia, Japan, Russia, South Africa, Slovakia, Taiwan, Thailand, Turkey and Venezuela. The petitions alleged widespread dumping of Cold-Rolled Steel imported from each of those countries, as well as substantial subsidization of Cold-Rolled Steel from Brazil, Indonesia, Thailand and Venezuela. The Company joined as a petitioner in these cases, except the one involving Japan. On July 19, 1999, the ITC made affirmative preliminary injury determinations in all of the dumping cases and the subsidy case against Brazil. At the same time, the ITC made a negative injury determination in the subsidy cases against Indonesia, Thailand and Venezuela. The petitioning U.S. steel producers have filed a request for the ITC to reconsider this determination. However, it is unclear when or if the ITC will consider that request. Preliminary determinations by the Department of Commerce in the subsidy case against Brazil and the dumping cases are currently scheduled for September and November of 1999, respectively. Final determinations by the Department of Commerce and the ITC will be made in 2000. Antidumping duties and, in the case of Brazil, countervailing duties, will be imposed against those imports for which the Department of Commerce makes an affirmative final dumping or countervailing duty determination and for which the ITC makes an affirmative final injury determination. Such duties are designed to offset dumping and the advantages of subsidies and create a level playing field for domestic producers.

ENVIRONMENTAL MATTERS

Ilada Energy Company Site

This matter was reported in the Company's 1998 Form 10-K and involves cleanup of a Superfund Site located in East Cape Girardeau, Illinois. The Illinois Environmental Protection Agency and the U.S. Environmental Protection Agency have announced that no further remedial action will be required at this site. This decision is subject to a public comment period which is scheduled to expire on August 31, 1999.

Weirton Steel - EPA Order

This matter was reported in the Company's 1998 Form 10-K and involves the cleanup of environmental contamination on property formerly owned by the Company's Weirton Steel Division and now owned by Weirton Steel Corporation ("Weirton Steel"). Weirton Steel claims that the Company is obligated to indemnify it for the costs of this cleanup as a result of certain indemnification provisions contained in the agreements between Weirton Steel and the Company which were entered into at the time that the Company sold the assets of its former Weirton Steel Division to Weirton Steel (the "Weirton Indemnification"). On July 29, 1999, the Company agreed to pay Weirton Steel pursuant to the Weirton Indemnification (i) $1.9 million ($0.8 million of which is expected to be reimbursed to the Company by an insurance carrier) in settlement of a claim for reimbursement of certain costs incurred by Weirton Steel in connection with the cleanup of the Mainland Coke Plant, and (ii) $0.2 million in settlement of a claim for reimbursement of certain costs incurred by Weirton Steel in connection with the cleanup of Brown's Island. Additional claims by Weirton Steel under the Weirton Indemnification are likely.

Great Lakes- Wayne County Air Pollution Control Department Proceeding

This matter was reported in the Company's 1998 Form 10-K and involves certain Notices of Violation issued to the Company's Great Lakes facility by the Wayne County Air Quality Management Division. The Company entered into a Consent Decree effective as of June 22, 1999, resolving this matter. Pursuant to the terms of the Consent Decree, the Company will pay a cash penalty of $0.3 million and will perform certain supplemental environmental projects.

Midwest - NPDES Permit Violations

This matter was reported in the Company's 1998 Form 10-K and involves a Notice of Violation issued by the Indiana Department of Environmental Management ("IDEM") which alleged exceedances of the National Pollutant Discharge Elimination System ("NPDES") permit limitations at the Company's Midwest facility. On May 7, 1999, IDEM and the Company entered into an Agreed Order which settled this matter. Under the Agreed Order, the Company (1) is obligated to implement a compliance plan to improve the performance of its wastewater treatment plant, (2) agreed to pay a cash penalty of approximately $50,000, and
(3) agreed to perform a supplemental environmental project to mitigate the soil erosion problem along a portion of the Lake Michigan shoreline. The cash penalty has subsequently been paid by the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Set forth below are the results of the vote on the matters which were submitted to a vote of the Company's stockholders at the Annual Meeting of Stockholders which was held on May 10, 1999:

         (1) ELECTION OF DIRECTORS. The following individuals were elected to serve as directors of the Company, for a term expiring on the date of the 2000 Annual Meeting of Stockholders, by the following vote:


          NAME            NUMBER OF VOTES FOR       NUMBER OF VOTES WITHHELD
          ----            -------------------       ------------------------
Charles A. Bowsher            62,537,001                      243,324
Edsel D. Dunford              62,538,702                      241,623
Mitsuoki Hino                 61,768,873                    1,011,452
Frank J. Lucchino             62,539,300                      241,025
Bruce K. MacLaury             62,538,033                      242,292
Mineo Shimura                 61,769,624                    1,010,701
Hisashi Tanaka                61,770,274                    1,010,051
Yutaka Tanaka                 62,537,725                      242,600
Sotaro Wakabayashi            61,769,634                    1,010,691


         (2) RATIFICATION OF INDEPENDENT AUDITORS. The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 was ratified by the following vote:


          NUMBER OF VOTES FOR   NUMBER OF VOTES AGAINST   NUMBER OF ABSTENTIONS
          -------------------   -----------------------   ---------------------
              62,723,541                21,924                   34,860




ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      See attached Exhibit Index

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K dated April 6, 1999 reporting on
Item 5, Other Events.

         The Company filed two reports on Form 8-K dated April 15, 1999 reporting on Item 5, Other Events.

         The Company filed a report on Form 8-K dated April 30, 1999 reporting on Item 5, Other Events.

         The Company filed a report on Form 8-K dated May 12, 1999 reporting on
Item 5, Other Events.

         The Company filed a report on Form 8-K dated June 18, 1999 reporting on
Item 5, Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NATIONAL STEEL CORPORATION


                                       BY /s/ John A. Maczuzak
                                         ---------------------------------------
                                       John A. Maczuzak
                                       President and Chief Operating Officer



                                       BY /s/ Glenn H. Gage
                                         ---------------------------------------
                                       Glenn H. Gage
                                       Senior Vice President and Chief Financial
                                       Officer



Date:     August 13, 1999

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



15-A     Independent Accountants' Review Report

15-B     Acknowledgment Letter on Unaudited Interim Financial Information

27       Financial Data Schedule