Form 10-Q
period 1999-09-30
NATIONAL STEEL CORP
filed 1999-11-15
CIK 70578

                                                                        1999
                                                                   Third Quarter


                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                F O R M  1 0 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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
 code):

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No _

The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of November 1, 1999, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS



PART I.      FINANCIAL INFORMATION                                                                   PAGE
                                                                                                     -----
ITEM 1.      FINANCIAL STATEMENTS
               Consolidated Statements of Income -
                 Three Months Ended September 30, 1999 and 1998                                          3

               Consolidated Statements of Income -
                 Nine Months Ended September 30, 1999 and 1998                                           4

               Consolidated Balance Sheets -
                 September 30, 1999 and December 31, 1998                                                5

               Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1999 and 1998                                           6

               Consolidated Statements of Changes in
                 Stockholders' Equity -
                   Nine Months Ended September 30, 1999 and
                     Year Ended December 31, 1998                                                        7

               Notes to Consolidated Financial Statements                                                8

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                            12

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                                              18

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                                          19

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                           20

             Signatures                                                                                 21

             Exhibit Index                                                                              22

PART I.  FINANCIAL INFORMATION
-------  ---------------------


ITEM 1.  FINANCIAL STATEMENTS


NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions of Dollars, Except Per Share Amounts)
(Unaudited)

                                                                         Three Months
                                                                      Ended September 30,
                                                                      1999          1998
                                                                     -------       -------
Net Sales                                                            $ 724.5       $ 706.4

Cost of products sold                                                  655.3         615.2
Selling, general and administrative expense                             34.2          41.4
Depreciation                                                            36.1          32.4
Equity income of affiliates                                             (0.9)         (0.8)
Unusual credit                                                            --         (26.6)
                                                                     -------       -------
Income (Loss) from Operations                                           (0.2)         44.8

Other (income) expense:
  Interest and other financial income                                   (3.2)         (3.0)
  Interest and other financial expense                                  11.0           7.1
                                                                     -------       -------
                                                                         7.8           4.1
                                                                     -------       -------
Income (Loss) before Income Taxes                                       (8.0)         40.7

Income tax provision (credit)                                           (0.4)          8.2
                                                                     -------       -------

Net Income (Loss) Applicable to Common Stock                         $  (7.6)      $  32.5
                                                                     =======       =======

Basic Earnings Per Share:
Net Income (Loss) Applicable to Common Stock                         $ (0.18)      $  0.75
                                                                     =======       =======

Weighted average shares outstanding (in thousands)                    41,288        43,288

Diluted Earnings Per Share:
Net Income (Loss) Applicable to Common Stock                         $ (0.18)      $  0.75
                                                                     =======       =======

Weighted average shares outstanding (in thousands)                    41,288        43,288

Dividends Paid Per Common Share                                      $  0.07       $  0.07
                                                                     =======       =======

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions of Dollars, Except Per Share Amounts)
(Unaudited)


                                                                                Nine Months
                                                                            Ended September 30,
                                                                           1999             1998
                                                                         --------         --------

Net Sales                                                                $2,089.7         $2,162.6

Cost of products sold                                                     1,895.6          1,908.0
Selling, general and administrative expense                                 109.4            112.9
Depreciation                                                                104.3             95.9
Equity income of affiliates                                                  (1.5)            (1.0)
Unusual credit                                                                 --            (26.6)
                                                                         --------         --------
Income (Loss) from Operations                                               (18.1)            73.4

Other (income) expense:
  Interest and other financial income                                        (9.6)           (12.5)
  Interest and other financial expense                                       30.3             20.3
  Net gain on disposal of non-core assets and other
     related activities                                                      (0.6)            (2.7)
                                                                         --------         --------
                                                                             20.1              5.1
                                                                         --------         --------
Income (Loss) before Income Taxes                                           (38.2)            68.3

Income tax provision (credit)                                                (1.9)             3.4
                                                                         --------         --------

Net Income (Loss) Applicable to Common Stock                             $  (36.3)        $   64.9
                                                                         ========         ========
Basic Earnings Per Share:
Net Income (Loss) Applicable to Common Stock                             $  (0.88)        $   1.50
                                                                         ========         ========

Weighted average shares outstanding (in thousands)                         41,453           43,288

Diluted Earnings Per Share:
Net Income (Loss) Applicable to Common Stock                             $  (0.88)        $   1.50
                                                                         ========         ========

Weighted average shares outstanding (in thousands)                         41,453           43,340

Dividends Paid Per Common Share                                          $   0.21         $   0.21
                                                                         ========         ========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions of Dollars, Except Share Amounts)

                                                        September 30,     December 31,
                                                             1999             1998
                                                        -------------     ------------
                                                         (Unaudited)        (Note 1)
Assets

Current assets
  Cash and cash equivalents                              $  148.1          $  137.9
  Receivables - net                                         309.6             245.7
  Inventories - net:
    Finished and semi-finished products                     376.5             322.2
    Raw materials and supplies                              153.9             150.6
                                                         --------          --------
                                                            530.4             472.8
 Deferred tax assets                                         23.3              23.3
 Other                                                       28.2              19.9
                                                         --------          --------
     Total current assets                                 1,039.6             899.6

Investments in affiliated companies                          21.5              19.5

Property, plant and equipment                             3,683.7           3,475.5
  Less accumulated depreciation                           2,304.7           2,205.0
                                                         --------          --------
                                                          1,379.0           1,270.5
Other assets                                                311.5             294.4
                                                         --------          --------
                                                         $2,751.6          $2,484.0
                                                         ========          ========

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                       $  279.1          $  241.7
  Current portion of long-term debt                          30.1              30.3
  Short-term borrowings                                        --               6.9
  Accrued liabilities                                       232.3             267.9
                                                         --------          --------
     Total current liabilities                              541.5             546.8

Long-term debt                                              561.3             285.8
Other long-term liabilities                                 851.3             801.1

Stockholders' equity
  Common Stock - par value $.01:
    Class A - authorized 30,000,000 shares, issued
    and outstanding 22,100,000                                0.2               0.2
  Class B - authorized 65,000,000 shares; issued
    21,188,240                                                0.2               0.2
  Additional paid-in-capital                                491.8             491.8
  Retained earnings                                         372.6             417.5
  Treasury stock, at cost:  2,000,000 shares in 1999;
    1,109,700 shares in 1998                                (16.3)             (8.4)
  Accumulated other comprehensive income:
    Minimum pension liability                               (51.0)            (51.0)
                                                         --------          --------
    Total stockholders' equity                              797.5             850.3
                                                         --------          --------
                                                         $2,751.6          $2,484.0
                                                         ========          ========

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions of Dollars)
(Unaudited)


                                                                      Nine Months
                                                                   Ended September 30,
                                                                 1999              1998
                                                               --------          -------
Cash Flows from Operating Activities
  Net income (loss)                                            $ (36.3)          $  64.9
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation                                               104.3              95.9
      Net gain on disposal of non-core assets                     (0.6)             (2.7)
      Equity income of affiliates                                 (1.5)             (1.0)
      Dividends from affiliates                                    1.5               1.8
      Long-term pension liability                                 29.4             (31.2)
      Postretirement benefits                                     25.1              22.6
      Deferred income taxes                                      (11.2)             (6.6)
 Changes in working capital items:
      Investments                                                   --               8.7
      Receivables                                                (63.9)            (17.9)
      Inventories                                                (57.5)           (111.1)
      Other assets                                                (7.7)             (1.1)
      Accounts payable                                            37.4              (6.6)
      Accrued pension                                            (14.8)            (52.3)
      Accrued postretirement benefits                            (10.0)               --
      Accrued income taxes                                        (0.4)             (6.8)
      Other liabilities                                          (10.4)            (37.3)
  Other non-current assets                                         5.4              (5.7)
  Other long-term liabilities                                      0.9              (7.5)
                                                               -------           -------
Net Cash Used in Operating Activities                            (10.3)            (93.9)

Cash Flows from Investing Activities
      Purchases of property, plant and equipment                (216.3)            (83.9)
      Acquisition of ProCoil                                      (7.7)               --
      Net proceeds from disposal of non-core assets                0.6               3.3
                                                               -------           -------
Net Cash Used in Investing Activities                           (223.4)            (80.6)

Cash Flows from Financing Activities
      Borrowings - net                                           311.2               8.0
      Debt repayment                                             (50.8)            (30.4)
      Repurchase of Class B common stock                          (7.9)               --
      Dividend payments on common stock                           (8.6)             (9.1)
                                                               -------           -------
Net Cash Provided by (Used in) Financing Activities              243.9             (31.5)
                                                               -------           -------

Net Increase (Decrease) in Cash and Cash Equivalents              10.2            (206.0)
Cash and cash equivalents at the beginning of the period         137.9             312.6
                                                               -------           -------
Cash and Cash Equivalents at the End of the Period             $ 148.1           $ 106.6
                                                               =======           =======


See notes to consolidated financial statements.

                  NATIONAL STEEL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Millions of Dollars)
                                  (Unaudited)

                                                                                                   Accumulated
                                         Common    Common     Additional                               Other           Total
                                         Stock-    Stock-      Paid-In     Retained   Treasury     Comprehensive    Stockholders'
                                         Class A   Class B     Capital     Earnings     Stock         Income           Equity
                                         -------   -------     -------     --------   --------     -------------    -------------
BALANCE AT JANUARY 1, 1998                $0.2      $0.2       $491.8       $345.8     $   --       $  (1.1)           $836.9

Comprehensive Income:

   Net income                                                                 83.8                                       83.8
   Other comprehensive loss:
      Minimum pension liability                                                                       (49.9)            (49.9)
                                                                                                                        -----
Comprehensive income                                                                                                     33.9
                                                                                                                        -----

Dividends on common stock                                                    (12.1)                                     (12.1)
Purchase of 1,109,700 shares of
   Class B common stock                                                                  (8.4)                           (8.4)
                                          ----      ----       ------       ------    -------        ------            ------

BALANCE AT DECEMBER 31, 1998               0.2       0.2        491.8        417.5       (8.4)        (51.0)            850.3

Net loss and comprehensive loss                                              (36.3)                                     (36.3)

Dividends on common stock                                                     (8.6)                                      (8.6)
Purchase of 890,300 shares of
   Class B common stock                                                                  (7.9)                           (7.9)
                                          ----      ----       ------       ------     ------        ------            ------
BALANCE AT SEPTEMBER 30, 1999             $0.2      $0.2       $491.8       $372.6     $(16.3)       $(51.0)           $797.5
                                          ====      ====       ======       ======     ======        ======            ======

                See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999  (Unaudited)



NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature. The financial results presented for the nine month period ended September 30, 1999 are not necessarily indicative of results of operations for the full year.

The Company has engaged Ernst & Young LLP to conduct a review of the consolidated financial statements presented herein, in accordance with standards established by the American Institute of Certified Public Accountants. Their review report is included as an exhibit to this Form 10-Q.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the 1998 financial statements have been reclassified to conform to current year presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").


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

Additionally, a complaint has been filed seeking shareholder class action status and alleging violations of the federal securities laws, generally relating to the matters described above. The lawsuit was dismissed with prejudice, but the plaintiffs have filed an appeal of the dismissal.



NOTE 3 -- SEGMENT INFORMATION


                                        September 30, 1999                           September 30, 1998
-------------------------------------------------------------------       --------------------------------------
Dollars in millions                            All                                          All
                                 Steel        Other         Total             Steel        Other        Total
-------------------------------------------------------------------       --------------------------------------
Nine months ended:
Revenues from external
 customers                      $2,075.9      $   13.8     $2,089.7          $2,148.0     $   14.6     $2,162.6

Intersegment revenues              499.1       2,331.4      2,830.5             456.3      2,374.0      2,830.3

Segment income (loss) from
 operations                         (9.9)         (8.2)       (18.1)            101.7        (28.3)        73.4


Segment assets                   1,653.4       1,098.2      2,751.6           1,486.4        997.6      2,484.0

Three months ended:
Revenues from external
 customers                      $  719.8      $    4.7     $  724.5          $  702.2     $    4.2     $  706.4

Intersegment revenues              176.3         827.5      1,003.8             161.9        793.0        954.9

Segment income (loss) from
 operations                          2.4          (2.6)        (0.2)             51.5         (6.7)        44.8

---------------------------------------------------------------------------------------------------------------

Included in the "All Other" intersegment revenues for the nine month period is $2,141.1 million in 1999 and $2,199.4 million in 1998 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.


NOTE 4 -- ACQUISITION OF PROCOIL

On March 31, 1999, the Company completed the acquisition of the remaining 44% minority interest of ProCoil Corporation ("ProCoil") for $7.7 million in cash. The acquisition was accounted for using the purchase method of accounting. During the third quarter of 1999, the excess purchase price over the book value of the underlying assets was allocated to property, plant and equipment to reflect their fair value and will be depreciated over ten years, the average remaining useful life of these assets.


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

In conjunction with the March 31, 1999 acquisition of the remaining 44% minority equity interest of ProCoil Corporation, the Company prepaid certain debt amounting to approximately $10.8 million. (See Note 4 - Acquisition of ProCoil). Additionally, in the third quarter of 1999, the Company prepaid a $6.0 million equipment loan.

During the first nine months of 1999, National Steel Pellet Corporation ("NSPC") obtained $13.0 million aggregate capital lease obligations for mobile equipment.

Long-term obligations were as follows:

                                                                                September 30,       December 31,
                                                                                    1999                1998
                                                                               ---------------     --------------
                                                                                    (In Millions of Dollars)
First Mortgage Bonds, 9.875% Series due March 1, 2009, with general
 first liens on principal plants, properties and certain subsidiaries              $300.0              $   --
First Mortgage Bonds, 8.375% Series due August 1, 2006, with general
 first liens on principal plants, properties and certain subsidiaries                75.0                75.0
Vacuum Degassing Facility Loan, 10.336% fixed rate due in semi-annual
 Installments through 2000, with a first mortgage in favor of the lenders             4.3                12.4
Continuous Caster Facility Loan, 10.057% fixed rate to 2000 when the rate will be reset to a current rate.  Equal semi-annual payments due through
 2007, with a first mortgage in favor of the lenders                                 97.6               101.2
Pickle Line Loan, 7.726% fixed rate due in equal semi-annual installments
 through 2007, with a first mortgage in favor of the lender                          68.2                73.7
ProCoil, various rates and due dates                                                  5.0                17.3
Capitalized lease obligations                                                        24.1                16.6
Other                                                                                17.2                19.9
                                                                                   ------              ------
Total long-term obligations                                                         591.4               316.1
Less long-term obligations due within one year                                       30.1                30.3
                                                                                   ------              ------
Long-term obligations                                                              $561.3              $285.8
                                                                                   ======              ======

NOTE 6 -- RELATED PARTY TRANSACTIONS

During 1998, the Company entered into a competitively bid Turnkey Engineering and Construction Contract with NKK Steel Engineering, Inc. ("NKK SE"), a subsidiary of NKK Corporation ("NKK"), to design, engineer, construct and install a continuous galvanizing facility at Great Lakes. During the first nine months of 1999, $71.9 million was paid to NKK SE relating to this contract and $8.2 million is included in accounts payable, net of $7.1 million retention, at September 30, 1999.

During the first nine months of 1999, the Company purchased from a trading company in arms' length transactions at competitively bid prices approximately $21.2 million of finished-coated steel produced by NKK. The Company entered into the agreement with NKK in order to fulfill the delivery requirements of a contract with a major automotive customer at a fixed price. Additionally, the Company anticipates that approximately $6.3 million of finished coated steel produced by NKK will be purchased during the remainder of 1999 so that the Company can fulfill its obligation to the customer. In the first quarter of 1999, the Company recorded a total loss of $5.7 million relating to these agreements.

During the first nine months of 1999, the Company also purchased from a trading company in arms' length transactions at competitively bid prices approximately $22.3 million of slabs produced by NKK. The Company has committed to purchase an additional $3.8 million of slabs produced by NKK during the first quarter of 2000.

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable reserves or insurance coverages, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial position. The Company has recorded an aggregate environmental liability of approximately $20.7 million and $17.0 million at September 30, 1999 and December 31, 1998, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This commentary should be read in conjunction with the third quarter of 1999 consolidated financial statements and selected notes, the first quarter and second quarter of 1999 Forms 10-Q and the 1998 Form 10-K for a full understanding of the Company's financial condition and results of operations.



Results of Operations - Three Months Ended September 30, 1999 and 1998
----------------------------------------------------------------------

Net Sales
---------

Net sales for the third quarter of 1999 increased $18.1 million, or 2.6%, compared to the third quarter of 1998. Shipments increased by approximately 198,000 tons to 1,563,000 tons in the third quarter of 1999 as compared to the third quarter of 1998. This quarterly shipment level was the highest ever for the Company's third quarter and the second highest quarterly total in the Company's history. However, a 10.5% decrease in average selling price resulting from lower selling prices and a weaker product mix from increased shipments of hot-rolled products, partially offset the impact of the record shipment level as compared to the prior year third quarter.

Income (Loss) from Operations
-----------------------------

The Company reported an operating loss of $0.2 million for the third quarter of 1999, a decrease of $45.0 million from operating income of $44.8 million reported in the corresponding 1998 period. The net impact of lower prices and lower value-added mix, as discussed above, resulted in a significant reduction in income from operations in the third quarter of 1999 as compared to the same quarter of 1998. The third quarter of 1998 benefited, as compared to the current year quarter, from the impact of a $26.6 million unusual credit relating to property tax refunds for the 1991 through 1997 tax years. Offsetting these factors were significant improvements in costs relating to operating yields and other operational spending resulting from the Company's continuing cost reduction efforts as well as reduced selling, general and administrative costs. These improvements would have more positively impacted third quarter 1999 income from operations had certain non-recurring expenses relating to environmental matters and the new labor contract not have occurred.

Net Financing Costs
-------------------

Net financing costs increased $3.7 million in the third quarter of 1999 as compared to the same 1998 period. The increase is due to an increase in interest and other financial expense of $3.9 million primarily as a result of the First Mortgage Bonds issued in the first quarter of 1999.

Income Taxes
------------

The Company's effective tax rate is lower than the combined federal and state statutory rates, primarily because of the recognition of deferred tax assets.

Results of Operations - Nine Months Ended September 30, 1999 and 1998
---------------------------------------------------------------------

Net Sales
---------

Net sales for the first nine months of 1999 decreased $72.9 million, or 3.4%, compared to the first nine months of 1998. Record third quarter shipment levels helped to increase shipments during the first nine months of 1999 to 4,424,000 tons, compared to 4,235,000 tons in the year-earlier period. However, the positive impact of increased shipments on net sales was more than offset by the impact of a 7.5% decrease in average selling prices during the first nine months of 1999 as compared to the year-earlier period. This decrease in average selling price resulted from high levels of low-priced imported steel and service center inventories that began to affect sales in the third quarter of 1998 as well as a change in product mix.

Income (Loss) from Operations
-----------------------------

The Company reported an operating loss of $18.1 million for the first nine months of 1999, a decrease of $91.5 million compared to the corresponding 1998 period. This decrease results primarily from lower average selling prices as discussed above and the $26.6 million unusual credit recorded in the third quarter of 1998. Positively offsetting these factors were (1) improvements in raw material prices, particularly scrap, (2) lower costs relating to blast furnace relines, (3) lower operating costs resulting from the Company's continued cost reduction efforts, and (4) lower selling, general and administrative expenses.

Net Financing Costs
-------------------

Net financing costs increased $12.9 million in the first nine months of 1999 as compared to the same 1998 period. The increase is due to an increase in interest and other financial expense of $10.0 million relating to the First Mortgage Bonds issued in the first quarter of 1999 and a decrease in interest income of $2.9 million as a result of lower average cash and cash equivalent balances available for investment, mainly during the first quarter of 1999.

Income Taxes
------------

The Company's effective tax rate is lower than the combined federal and state statutory rates, primarily because of the recognition of deferred tax assets.




Results of Operations - Forward Looking Information
---------------------------------------------------

The Company anticipates that shipment levels will continue to be strong through the fourth quarter of 1999 with cold-rolled and coated shipments remaining fairly stable and hot-rolled shipments on the rise. Average selling prices are anticipated to remain below 1998 levels. The Company has announced its intent to increase prices for its hot-rolled, cold-rolled, coated and tin mill products effective in January 2000. The Company continues to emphasize cost reduction initiatives that have had an extremely positive effect on results through the first nine months of 1999. However, the fourth quarter will be challenging as several planned annual maintenance outages are scheduled to occur during that period.

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

In March 1999, the Company sold a total of $300.0 million aggregate principal amount of ten-year First Mortgage Bonds due 2009. The bonds represent senior secured obligations of the Company and bear interest at an annual rate of 9.875%. The proceeds are being used to finance the new 450,000 ton hot dip galvanizing facility currently under construction at Great Lakes and for general corporate purposes. As a result of the bond issue, and taking into account a prepayment of debt in connection with the acquisition of ProCoil in March 1999, total debt as a percentage of total capitalization at September 30, 1999 increased to 42.6% as compared to 27.1% at December 31, 1998. Cash and cash equivalents totaled $148.1 million at September 30, 1999 as compared to $137.9 million at December 31, 1998.

The Company is currently in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facilities, the indenture relating to the above-referenced bonds and other debt instruments. On September 30, 1999, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facilities, and outstanding letters of credit under the Receivables Purchase Agreement totaled $65.4 million. During the first nine months of 1999, the maximum availability under the Receivables Purchase Agreement, after reduction for letters of credit outstanding, varied from $71.8 million to $134.6 million and was $134.6 million as of September 30, 1999.

Cash Flows from Operating Activities
------------------------------------

For the nine months ended September 30, 1999, cash used in operating activities amounted to $10.3 million, which is primarily attributable to a net loss of $36.3 million and changes in working capital items, principally receivables and inventories, offset by the impact of the noncash charge for depreciation and changes in long-term pension and postretirement liabilities.

Cash Flows from Investing Activities
------------------------------------

Capital investments for the nine month periods ended September 30, 1999 and 1998 amounted to $216.3 million and $83.9 million, respectively. The 1999 spending is mainly attributable to the on-going construction of the new galvanizing facility at Great Lakes and the "A" Furnace reline at the Granite City Division. In addition, the purchase of the remaining 44% of ProCoil stock, formerly a 56% owned joint venture, totaled $7.7 million. The Company plans to invest approximately $90 million during the remainder of 1999 for capital expenditures, which include the continuing construction of the new galvanizing facility at Great Lakes and new business systems.

Cash Flows from Financing Activities
------------------------------------

During the first nine months of 1999, net cash provided by financing activities amounted to $243.9 million. Financing activities included the issuance of $300.0 million in First Mortgage Bonds, offset by costs associated with the bond issuance and the prepayment of $16.8 million of ProCoil long-term debt. Other uses of cash included scheduled payments of debt, dividend payments on the Company's common stock and the repurchase of 890,300 shares of the Company's Class B common stock.

Other
-----

Labor Negotiations
------------------

During the third quarter of 1999, the United Steelworkers of America ("USWA") and the International Chemical Workers Council of United Food and Commercial Workers ratified five-year agreements with the Company effective August 1, 1999 and October 1, 1999, respectively. The principal features of the contracts include the following:

     . A two-dollar increase in the hourly base wage rate over the five-year period.

     . Improvements in pension benefits including increasing the minimum pension formula, increasing the surviving spouse payment, and extending the lump-sum payment provisions to existing pensioners.

     . Modification of the Gainsharing program to reflect resetting the base and paying only for continuous improvement which will result in reduced payments over the five-year period.

     . Modification of the Profit Sharing program to gradually change over the term of the agreement to conform to the industry pattern.

     . Eliminating the requirement for mandatory contributions to the VEBA Trust over the five-year term.

The Company estimates that the total additional cost resulting from the new labor agreement will be approximately $200 million over the five-year term of which approximately $30 million will be incurred during 2000. The Company recorded liabilities totaling $3.8 million in the third quarter of 1999 relating to a lump-sum payment, profit sharing and other contract related costs.

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

Dividend on Common Stock
------------------------

On November 8, 1999 the Company's board of directors declared a regular quarterly common stock dividend of $0.07 per share, payable on December 9, 1999, to shareholders of record on November 24, 1999.

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

Following is a table which shows the current status of the major components of the Company's Year 2000 project:

                                                                                               Estimated
                                                                                              Substantial
                                    Description                                                Completion
   -----------------------------------------------------------------------------              -----------
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

     Non mainframe computer equipment:
     Inventory and assessment of all non mainframe computer equipment                            Complete
     Business computers at divisions - remediated, tested and implemented                        Complete
     Process control computers and embedded devices - assessed and remediated                    Complete

     Vendors, customers and others:
     Vendor readiness evaluations prepared and mailed                                            Complete
     Review of responses and assessment of risk                                                  Complete

     Contingency plan:
     Development and review of contingency plan                                                  Complete

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

The Company currently expects to incur total costs of approximately $21.2 million to address all of its Year 2000 issues. The total estimated costs consist of: (1) approximately $10.2 million to remediate mainframe business systems; (2) approximately $4.7 million to remediate business computers at the divisions and other non-mainframe desk-top equipment; (3) approximately $2.9 million to remediate process control computers and embedded devices; (4) approximately $1.5 million for accelerated replacement of software which is not Year 2000 compliant; (5) approximately $1.4 million for internal employment cost of information system employees; and (6) approximately $0.5 million for other related administrative costs. Of this total, the Company spent approximately $8.3 million in the first nine months of 1999, $9.0 million during 1998 and $1.8 million during 1997. These cost estimates do not include any costs that may be incurred by the Company as a result of the failure of any supplier or customer of the Company, or any other party with whom the Company does business, to become Year 2000 compliant. Year 2000 costs have been incurred as operating expenses from the Company's information technology budget. The Company has not deferred any other information technology projects as a result of its Year 2000 efforts.

As a part of its Year 2000 efforts, the Company has also identified the most reasonably likely worst case scenarios which could result from a failure by the Company or third parties to become Year 2000 compliant. The Company has also established teams that will produce contingency plans for handling these worst case scenarios. The Company has developed contingency plans for its divisional operations. During the fourth quarter of 1999, the Company will concentrate on refining these plans and defining its Zero Day Roll-over Support Strategy.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to continuing fluctuations in commodity prices, foreign currency values and interest rates that can affect the cost of operating, investing and financing. Accordingly, the Company addresses a portion of these risks, primarily commodity price risk, through a controlled program of risk management that includes the use of derivative financial instruments. The Company's objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. The Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of a documented corporate risk-management policy. The Company does not enter into any derivative transactions for speculative purposes. The Company's market risk has not changed materially from that reported in the 1998 Form 10-K.

PART II.  OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS


Steinmetz v. National Steel Corporation, et. al.

This lawsuit, which was reported in the Company's 1998 Form 10-K, seeks shareholder class action status and alleges violations of the federal securities laws relating to the restatement of the Company's financial statements which was announced in October 1997. On August 16, 1999, the court granted the Company's Motion to Dismiss the plaintiff's amended complaint without leave to amend. The plaintiff filed a notice of appeal on September 15, 1999.

Trade Litigation

This matter was reported in the Company's 1998 Form 10-K and in the Forms 10-Q for the first and second quarters of 1999, and involves certain unfair trade petitions filed by the Company and a number of other U.S. steel producers with the Department of Commerce ("DOC") and the International Trade Commission ("ITC").

Hot-Rolled Steel. On September 30, 1998, petitions alleging dumping of hot-rolled carbon steel flat products ("Hot-Rolled Steel") were filed against foreign steel companies in Brazil, Japan and Russia. At the same time, a countervailing duty petition was filed alleging substantial subsidization of the Brazilian steel industry. The Company joined as a petitioner in these cases, except the one involving Japan. The following events have occurred in these cases since the Company's Form 10-Q for the second quarter:

     (i) On September 2, 1999 the ITC made affirmative final injury determinations with respect to Brazil and Russia.

     (ii) On August 16, 1999 summonses and complaints were filed with the Court of International Trade commencing challenges to the suspension agreements on Hot-Rolled Steel concluded with Brazil and Russia.

     (iii) Certain Brazilian and Russian steel companies also commenced actions in the Court of International Trade, challenging the DOC's affirmative final determinations of dumping and subsidization.

Cold-Rolled Steel. On June 2, 1999, the Company joined a number of other U.S. steel producers in filing certain unfair trade petitions relating to cold-rolled carbon steel flat products ("Cold-Rolled Steel") before the DOC and the ITC. These unfair trade petitions were filed against foreign steel companies in Argentina, Brazil, China, Indonesia, Japan, Russia, South Africa, Slovakia, Taiwan, Thailand, Turkey and Venezuela. The petitions alleged widespread dumping of Cold-Rolled Steel from each of those countries, as well as substantial subsidization of Cold-Rolled Steel from Brazil, Indonesia, Thailand and Venezuela. The Company joined in all of these petitions, except the one against Japan. The subsidy cases against Indonesia, Thailand and Venezuela were terminated on July 19, 1999, when the ITC made negative injury determinations in those cases. The ITC did not grant petitioners' request for reconsideration of those determinations. On September 27, 1999 the DOC preliminarily determined that Cold-Rolled Steel from Brazil has been subsidized. The affected imports are now subject to bonding requirements, with the amount of security calculated based on preliminary duty rates. Preliminary determinations in the dumping cases are currently scheduled to be made by the DOC in the first two weeks of November. Final determinations by the DOC and the ITC will be made in early 2000. Antidumping duties, and, in the case of Brazil, countervailing duties, will be imposed against those imports for which the DOC makes an affirmative final antidumping or countervailing duty determination and for which the ITC makes an affirmative final injury determination.

Environmental Matters

Granite City Regional Wastewater Treatment Plant NOV. On October 14, 1999 the Granite City Regional Wastewater Treatment Plant (the "Granite City POTW") issued a Notice of Violation ("NOV") to the Company's Granite City Division ("GCD"). The NOV alleges that GCD discharged significant quantities of concentrated acid into the Granite City POTW without a permit and in violation of the Granite City POTW's Sewer Use Ordinance. No penalty demand was included in the NOV, although it alleges that GCD is responsible for (i) all costs incurred by the Granite City POTW in investigating and monitoring these alleged violations and (ii) all costs to inspect, repair or replace any portion of the Granite City POTW facility that was damaged by these discharges. GCD is in the process of preparing its response to the NOV.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  See attached Exhibit Index

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated July 1, 1999 reporting on Item 5, Other Events.

     The Company filed a report on Form 8-K dated July 26, 1999 reporting on
     Item 5, Other Events.

     The Company filed two reports on Form 8-K dated August 2, 1999 reporting on
     Item 5, Other Events.

     The Company filed a report on Form 8-K dated August 12, 1999 reporting on
     Item 5, Other Events.

     The Company filed a report on Form 8-K dated August 20, 1999 reporting on
     Item 5, Other Events.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NATIONAL STEEL CORPORATION


                           BY /s/ John A. Maczuzak
                              -----------------------------------
                           John A. Maczuzak
                           President and Chief Operating Officer



                           BY /s/ Glenn H. Gage
                              -----------------------------------
                           Glenn H. Gage
                           Senior Vice President and Chief Financial Officer



Date:  November 15, 1999

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

For the quarterly period ended September 30, 1999



15-A  Independent Accountants' Review Report

15-B  Acknowledgment Letter on Unaudited Interim Financial Information

27    Financial Data Schedule