Form 10-K
period 1999-12-31
NATIONAL STEEL CORP
filed 2000-03-21
CIK 70578

1999
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒
OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
☐
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 1-983

National Steel Corporation
(Exact name of registrant as specified in its charter)

Incorporated under the Laws of the State of Delaware (State or other jurisdiction of incorporation or organization)	25-0687210 (I.R.S. Employer Identification No.)

4100 Edison Lakes Parkway, Mishawaka, IN (Address of principal executive offices)	46545-3440 (Zip Code)

Registrant’s telephone number, including area code: 219-273-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Class B Common Stock	New York Stock Exchange
First Mortgage Bonds, 8 [3] /8% Series due 2006	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

At March 15, 2000, there were 41,288,240 shares of the registrant’s common stock outstanding consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

Aggregate market value of voting stock held by non-affiliates: $129,591,210.

The amount shown is based on the closing price of National Steel Corporation’s Common Stock on the New York Stock Exchange on March 15, 2000. Voting stock held by officers and directors is not included in the computation. However, National Steel Corporation has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Documents Incorporated By Reference:

Selected portions of the 2000 Proxy Statement of National Steel Corporation are incorporated by reference into Part III of this Report on Form 10-K.

NATIONAL STEEL CORPORATION

PART I

Item 1. Business

Introduction

           National Steel Corporation, a Delaware corporation, (together with its consolidated subsidiaries, the “Company”) is one of the largest integrated steel producers in the United States and is engaged in the manufacture and sale of a wide variety of flat rolled carbon steel products, including hot-rolled, cold-rolled, galvanized, tin and chrome plated steels. We target high value-added applications of flat rolled carbon steel for sale primarily to the automotive, construction and container markets. Our principal executive offices are located at 4100 Edison Lakes Parkway, Mishawaka, Indiana 46545-3440; telephone (219) 273-7000.

           National Steel Corporation was formed through the merger of Great Lakes Steel Corporation, Weirton Steel Corporation and Hanna Iron Ore Company and was incorporated in Delaware on November 7, 1929. Following are the major events impacting our ownership since incorporation:

•	We built a finishing facility, now the Midwest operations, in Portage, Indiana, in 1961.

•	In 1971, we purchased Granite City Steel Corporation, now the Granite City Division.

•
On September 13, 1983, we became a wholly-owned subsidiary of National Intergroup, Inc. (which subsequently changed its name to FoxMeyer Health Corporation and then to Avatex Corporation and is hereinafter referred to as “Avatex”).

•	On January 11, 1984, we sold the principal assets of our Weirton Steel Division and retained certain liabilities related thereto.

•
On August 31, 1984, NKK Corporation (collectively with its subsidiaries, “NKK ”) purchased a 50% equity interest in us from Avatex. In connection with this purchase, Avatex agreed to indemnify us for (1) certain environmental liabilities related to our former Weirton Steel Division and our subsidiary, Hanna Furnace Corporation and (2) certain pension and employee benefit liabilities related to the Weirton Steel Division (together, the “Indemnification Obligations ”).

•
On June 26, 1990, NKK purchased an additional 20% equity interest in us from Avatex. In connection with this purchase, Avatex was issued shares of our Series B Redeemable Preferred Stock and NKK was issued shares of our Series A Preferred Stock.

•	In April 1993, we completed an initial public offering of our Class B Common Stock.

•
In October 1993, Avatex converted all of its shares of Class A Common Stock to an equal number of shares of Class B Common Stock and subsequently sold substantially all of its shares of Class B Common Stock in the market in January 1994, resulting in NKK owning a 75.6% voting interest at December 31, 1994.

•	On February 1, 1995, we completed a primary offering of 6.9 million shares of Class B Common Stock. Subsequent to that transaction, NKK’s voting interest decreased to 67.6%.

•	In November 1997, we entered into an agreement with Avatex to redeem all of the Series B Redeemable Preferred Stock held by Avatex and to release Avatex from the Indemnification Obligations.

•
In December 1997, we completed the redemption of the Series A Preferred Stock held by NKK for a redemption price of $36.7 million, plus accrued dividends of approximately $0.6 million. Following this transaction, and the settlement with Avatex described above, we no longer have any preferred stock outstanding.

Strategy

           National Steel Corporation ’s strategy is to improve and sustain overall profitability, thereby enhancing stockholder value. We will accomplish this by increasing our overall market share through the optimization of our assets, improving productivity and product quality, continuing to increase shipments of higher value-added products, reducing the cost of production and strengthening our overall capital structure. We have developed a number of strategic initiatives designed to achieve this goal.

           Optimizing Asset Utilization. We are focused on improving the utilization of all available assets to produce more tonnage in order to improve the overall efficiency of our mills and to increase our overall market share. Our first goal is increasing hot strip mill production to full capacity of approximately 7 million tons. This strategy requires the purchase of slabs as our hot-rolled capacity exceeds our steelmaking capabilities. We are increasing shipments of hot-rolled product in an effort to increase total annual shipment levels to approximately 7 million tons by 2001.

           Increased Focus on the Growing Construction Market. We are continuing to increase our focus on the construction market. We believe that increasing our share of this market will positively impact operating margins, reduce competitive threats and maintain high capacity utilization rates while decreasing our dependence on any one market. Of our coating capacity constructed since 1995, approximately 675,000 tons are targeted towards the construction industry. Since 1995, we have increased shipments to the construction industry by approximately 20% from 1.0 million tons to 1.2 million tons in the year ended December 31, 1999. We believe that we are the largest U.S. supplier of flat rolled steel to the construction industry, with a market share of approximately 23%. The construction market has historically been an important customer base for us, accounting for approximately 24% of net sales in 1999.

           Increased Penetration in Higher Value-Added Sectors of the Automotive Market. In order to better serve the Automotive Market and enhance margins, we have identified opportunities to sell higher value-added products, including galvanized products and steel used in exposed automotive applications. Our initiatives have included:

(1)	upgrading the 72-inch galvanizing line at Midwest to service demand for critical exposed material;

(2)
the 1999 acquisition of the remaining 44% interest in ProCoil Corporation ( “ProCoil”), previously a 56% owned joint venture formed to provide blanking, slitting, cutting-to-length and laser welding for the automotive markets, to which we ship approximately 200,000 tons of steel coils per year;

(3)	establishing the Product Application Center and Technical Research Center near Great Lakes, centrally located near the major automotive manufacturers; and

(4)	constructing a new hot dip galvanizing line at Great Lakes.

           We believe we are one of the largest U.S. suppliers of flat rolled steel to the automotive industry with a market share of approximately 11%. The automotive industry has historically been an important customer base for us, accounting for approximately 33% of net sales in 1999.

           Capital Investments in Higher Value-Added Processing Capacity. In order to improve productivity, operating costs and product quality, we have invested in capital improvements at our steelmaking and finishing operations. Specific capital projects to enhance value-added processing capacity have included:

(1)	the construction of the 270,000 ton #3 galvanizing line at Midwest completed in 1998;

(2)	a substantial upgrade of the existing 72-inch galvanizing facility at Midwest, including a capacity increase to 450,000 tons completed in 1997;

(3)	the construction of a 270,000 ton galvanizing facility (“Triple G”) at Granite City completed in 1996;

(4)	the construction of a 300,000 ton joint venture galvanizing facility near Jackson, Mississippi, which commenced operations in 1994 (“Double G”); and

(5)	the construction of a 400,000 ton joint venture hot dip galvanizing facility in Windsor, Ontario, which commenced operations in 1993 (“DNN ”).

           We are committed to utilize 50% of each of Double G’s and DNN’s line time. We are nearing completion of a new 450,000 ton hot dip galvanizing line at Great Lakes to serve the automotive industry. Total expenditures for this facility are expected to be approximately $170 million, and start-up is scheduled for the second quarter of 2000. Including the new facility, our total annual coated products capacity is expected to exceed 3.5 million tons in 2001, an increase of over 60% since 1992. With the completion of this facility, we believe that total annual coated shipments could account for approximately 50% of total shipments in 2001 as compared to approximately 38% in 1995.

           Investments in Downstream Processing Businesses. To further increase our shipments of higher value-added products, enhance profitability and reduce competitive threats, we have invested in several downstream businesses, including:

(1)	ProCoil to provide blanking, slitting, cutting-to-length and laser welding services;

(2)	a 50% interest in National Robinson LLC, formed in 1998 to construct and operate a temper mill and provide other value-added processing for 200,000 tons of our hot-rolled bands annually; and

(3)	a 25% interest in Tinplate Holdings, Inc. (“Tinplate”), a tin mill service center for which we are the largest supplier.

           Our primary markets for higher value-added products, the automotive and construction markets, demand high-quality products, on-time delivery and effective, efficient technical support and customer service.

           Continued Reduction of Production Costs. Reducing all costs associated with the production process is essential to our overall cost reduction program. It is our ongoing focus to reduce the total cost of producing finished steel, of which the single largest component remains the production of hot-rolled bands. Specific initiatives include:

(1)	improving labor productivity and production yields;

(2)	installing a predictive maintenance program designed to maximize production time and equipment life while minimizing unscheduled outages;

(3)	reducing shipments of secondary and limited warranty steel;

(4)	enhancing production capacity; and

(5)	reducing overall headcount thereby decreasing man hours per net ton shipped.

           Strengthened Capital Structure. We intend to continue to strengthen our financial position with cash from operations, negotiating more favorable credit arrangements and evaluating alternatives for the monetization of certain assets. During 1999, we sold a total of $300 million aggregate principal amount of ten-year 9.875% First Mortgage Bonds due 2009 and closed on a new $200 million five-year inventory credit facility. The proceeds from the sale of the First Mortgage Bonds were used to finance the construction of the new hot dip galvanizing line at Great Lakes and for general corporate purposes. The inventory credit facility replaced two facilities totaling $150 million that were due to expire in 2000. We also continue to aggressively manage pension and other postretirement employee benefit liabilities in order to minimize expense and required cash contributions. Our total liquidity from cash and available short-term borrowing facilities remains a strong $410 million at December 31, 1999.

           Overall Quality Improvement. An important element of our strategy is to reduce the cost of poor quality production, which currently results in the sale of nonprime products at lower prices and requires substantial additional processing costs. We have made significant improvements in this area by changing certain work practices, increasing process control and utilizing employee-based problem solving, thus eliminating dependence on final inspection and reducing internal rejections and additional processing. Since 1995, we have reduced shipments of secondary and limited warranty steel from approximately 13% of total shipments to approximately 8% of total shipments for the year ended December 31, 1999. We are currently ISO 9002/QS 9000 registered.

Alliance with NKK

           We have a strong alliance with our principal stockholder, NKK, the second largest steel company in Japan and the ninth largest in the world as measured by production. Since 1984, we have had access to a wide range of NKK’s steelmaking, processing and applications technology. We have 39 engineers and other technical support personnel who transferred from NKK that serve primarily at our Divisions. These engineers, as well as engineers and technical support personnel at NKK’s facilities in Japan, assist in improving operating practices and developing new manufacturing processes. This support also includes providing input on ways to improve raw steel production and finished product yields and enhance overall productivity. In addition, NKK has provided financial assistance to us in the form of investments, loans and introductions to Japanese financial institutions and trading companies. However, there can be no assurance given as to the extent of NKK’s future financial support beyond existing contractual commitments.

           This alliance with NKK was further strengthened by the Agreement for the Transfer of Employees with NKK Corporation which was entered into by National Steel and NKK effective as of May 1, 1995 (superseding a prior arrangement). The agreement was unanimously approved by all of our directors who were not then, and never have been, employees of NKK. Pursuant to the terms of this agreement, technical and business advice is provided through NKK employees who are transferred to National Steel. The agreement further provides that the initial term can be extended from year to year after expiration of the initial term, if approved by NKK and a majority of our directors who were not then, and never have been, employees of NKK. The agreement has been extended through the calendar year 2000 in accordance with this provision. Pursuant to the terms of the agreement, we will reimburse NKK for the costs and expenses incurred by NKK in connection with the transfer of these employees, subject to an agreed upon cap. The cap was $7 million during each of 1999, 1998, and 1997 and will remain at that amount during 2000. We have incurred approximately $6.3 million, $6.0 million and $6.6 million under this agreement, during 1999, 1998 and 1997, respectively. In addition, we utilized various other engineering services provided by NKK outside of the agreement and incurred expenses of approximately $0.3 million, $0.9 million and $1.3 million for these services during 1999, 1998 and 1997, respectively.

           Effective as of February 16, 2000, we entered into a Steel Slab Products Supply Agreement with NKK, the initial term of which extends through December 31, 2000 and will continue on a year-to-year basis thereafter until terminated by either party on six months notice. Pursuant to the terms of this Agreement, we will purchase steel slabs produced by NKK at a price determined in accordance with a formula set forth in the Agreement. The quantity of slabs to be purchased is negotiated on a quarterly basis. This Agreement was unanimously approved by all directors who were not then, and never have been, employees of NKK.

Customers

           Automotive. We are a major supplier of hot and cold-rolled steel and higher value-added galvanized coils to the automotive industry, one of the most demanding groups of steel consumers. Our steel has been used in a variety of automotive applications including exposed and unexposed panels, wheels and bumpers. Automotive manufacturers require wide sheets of steel, rolled to exact dimensions. In addition, formability and defect-free surfaces are critical. We have been able to successfully meet these demands.

           Construction. We are also a leading supplier of steel to the construction market. Roof and building panels are the principal applications for galvanized and Galvalume® steel in this market. Steel framing is growing in popularity with contractors. Management believes that demand for Galvalume ® steel will exhibit strong growth for the next several years, partially as a result of a trend away from traditional building products, and that we are well positioned to profit from this growth as a result of both our position in this market and our additional capacity referred to above.

           Container. We produce chrome and tin plated steels to exacting tolerances of gauge, shape, surface flatness and cleanliness for the container industry. Tin and chrome plated steels are used to produce a wide variety of food and non-food containers. In recent years, the market for tin and chrome plated steels has been relatively stable and profitable.

           Pipe and Tube. We supply the pipe and tube market with hot-rolled, cold-rolled and coated sheet. We are a key supplier to transmission pipeline, downhole casing and structural pipe producers.

            Service Centers. We also supply the service center market with hot-rolled, cold-rolled and coated sheet. Service centers generally purchase steel coils and may process them further or sell them directly to third parties without further processing.

           The following table sets forth the percentage of our revenues from various markets for the past three years.

	1999	1998	1997
Automotive	32.6%	29.5%	27.0%
Construction	23.5	26.6	24.8
Containers	11.6	11.3	11.0
Pipe and Tube	6.3	5.6	7.3
Service Centers	20.0	19.5	21.3
All Other	6.0	7.5	8.6

	100.0%	100.0%	100.0%

           No customer accounted for more than 10% of net sales in 1999, 1998 or 1997. Export sales accounted for approximately 2.0% of revenues in 1999, 2.1% in 1998 and 2.0% in 1997.

           Our products are sold through sales offices and resident sales employees located in Chicago, Detroit, Houston, Indianapolis, St. Louis, Temecula, CA, Atlanta, Baltimore, Dallas, Grand Rapids, MI, Kansas City and at our Midwest operations. Substantially all of our orders are for short-term delivery. Accordingly, backlog is not meaningful when assessing future results of operations.

           Approximately two-thirds of our products are sold under long-term sales arrangements, most of which are negotiated on an annual basis. Any sales arrangements with a term of six months or more are considered to be “long-term”. A significant amount of our flat rolled steel sales to larger customers in the automotive and container markets are made pursuant to such sales arrangements. Our sales arrangements generally provide for set prices for the products ordered during the period that they are in effect. As a result, we may experience a delay in realizing price changes related to our long-term business. Much of the remainder of our products are sold under contracts covering shorter periods at the then prevailing market prices for such product.

           Customer Partnership. Our customer partnership program provides superior quality and service through technical assistance, local customer service and sales support. Management believes it is able to further differentiate our products and to promote customer loyalty by establishing close relationships through early customer involvement, providing technical services and support and utilizing its Product Application Center and Technical Research Center facilities while exposing a customer to a number of our personnel.

           Our Technical Research Center, near Great Lakes, develops new products, improves existing products and develops more efficient operating procedures to meet the increasing demands of the automotive, construction and container markets. We employ approximately 55 chemists, physicists, metallurgists and engineers in connection with our research activities. The research center is responsible for, among other things, the development of five new high strength steels for automotive weight reduction and a new galvanized steel for the construction market. In addition, we operate a Product Application Center near Detroit dedicated to providing product and technical support to customers. The Product Application Center assists customers with application engineering (selecting optimum metal and manufacturing methods), application technology (evaluating product performance) and technical developments (performing problem solving at plants). We spent $10.7 million, $11.0 million and $10.9 million for research and development in 1999, 1998 and 1997, respectively. In addition, we participate in various research efforts through the American Iron and Steel Institute (the “AISI”).

Operations

           We operate three principal facilities: two integrated steel plants, Great Lakes in Ecorse and River Rouge, Michigan, near Detroit, and the Granite City Division in Granite City, Illinois, near St. Louis and a finishing facility, Midwest in Portage, Indiana, near Chicago. Great Lakes and Midwest operate as the Regional Division, a single business enterprise, in order to improve the planning and coordination of production at both plants and enhance our ability to monitor costs and utilize our resources, thereby allowing us to more effectively meet our customers ’ needs.

           Our centralized corporate structure, the close proximity of our principal steel facilities and the complementary balance of processing equipment shared by them, enables us to closely coordinate the operations of these facilities in order to maintain high operating rates throughout our processing facilities and to maximize the return on our capital investments.

           The following table details our effective steelmaking capacity, actual production, effective capacity utilization and percentage of steel continuously cast and that of the domestic steel industry for the years indicated.

	Raw Steel Production Data
	Effective Capacity	Actual Production	Effective Capacity Utilization	Percentage Continuously Cast
	(Thousands of net tons)
The Company
1999	6,450	6,250	96.9%	100.0%
1998	6,600	6,087	92.2	100.0
1997	6,800	6,527	96.0	100.0
1996	7,000	6,557	93.7	100.0
1995	6,300	6,081	96.5	100.0

Domestic Steel Industry*
1999	128,100	107,237	83.7%	95.6%
1998	125,300	108,752	86.8	95.5
1997	121,400	108,561	89.4	94.7
1996	116,100	105,309	90.7	93.2
1995	112,500	104,930	93.3	91.1

*Information as reported by the AISI. The 1999 industry information is preliminary.

           In 1999, effective capacity was 6,450,000 net tons as a result of a planned blast furnace reline at the Granite City Division and the idling of the Great Lakes “D” furnace in the early part of the year as a result of decreased business primarily due to the high levels of imported steel experienced in the second half of 1998. In 1998, effective capacity was 6,600,000 net tons primarily as a result of the scheduled “A” blast furnace reline at Great Lakes. Effective capacity in 1997 was lowered from 1996 to reflect more realistic operating levels based on our operating practices in 1996. In 1996, effective capacity increased to 7,000,000 net tons primarily due to successfully negotiated environmental relief at the Granite City Division.

Raw Materials

           Iron Ore. Our metallic iron requirements are supplied primarily from iron ore pellets that are produced from a concentration of low grade ore. We have reserves of iron ore adequate to produce approximately 347 million gross tons of iron ore pellets through our wholly owned subsidiary, National Steel Pellet Company (“NSPC”). These iron ore reserves are located in Minnesota and Michigan. A significant portion of our average annual consumption of iron ore pellets was obtained from the deposits at NSPC during the last five years. The remaining consumption of iron ore pellets were purchased from third parties. Iron ore pellets available to us from our own deposits and outside suppliers are expected to be sufficient to meet our total iron ore requirements at competitive market prices for the foreseeable future.

           Coal. In 1992, we decided to exit the coal mining business and sell or dispose of our coal reserves and related assets. The remaining coal assets constitute less than 0.3% of our total assets. We believe that supplies of coal, adequate to meet our needs, are readily available from third parties at competitive market prices.

            Coke. On June 12, 1997, we sold the machinery, equipment, improvements and other personal property and fixtures constituting the Great Lakes No. 5 coke battery, together with the related coal inventories, to a subsidiary of DTE Energy Company, and received proceeds (net of taxes and expenses) of approximately $234 million. We will continue to operate and maintain the coke battery on a contract basis and will purchase the majority of the coke produced from the battery under a requirements contract, with the price being adjusted during the term of the contract, primarily to reflect changes in production costs.

           We also operate two efficient coke batteries servicing the Granite City Division. Approximately 60% of our annual coke requirements can be supplied by the Great Lakes and Granite City coke batteries. Our remaining coke requirements are met through competitive market purchases. In addition, our coal injection process at Great Lakes continues to reduce our dependency on outside coke supplies.

           Limestone. An affiliated company in which we hold a minority equity interest has limestone reserves of approximately 123 million gross tons located in Michigan. During the last five years, the majority of our average annual consumption of limestone was acquired from these reserves at competitive market prices. Our remaining limestone requirements were purchased at competitive market prices from unaffiliated third parties.

           Scrap and Other Materials. Supplies of steel scrap, tin, zinc and other alloying and coating materials are readily available at competitive market prices.

Patents and Trademarks

           We have the patents and licenses necessary for the operation of our business as now conducted. We do not consider our patents and trademarks to be material to our business.

Employees

           As of December 31, 1999, we employed 9,395 people. We have labor agreements with the United Steelworkers of America (“USWA”), the International Chemical Workers Council of the United Food and Commercial Workers and other labor organizations which collectively represent approximately 82% of our employees. In 1999, we entered into labor agreements, which expire on or after July 31, 2004, with these various labor organizations.

Competition

           We are in direct competition with domestic and foreign flat rolled carbon steel producers and producers of plastics, aluminum and other materials which can be used in place of flat rolled carbon steel in manufactured products. Steel industry participants compete primarily on price, service and quality. We believe we are able to differentiate our products from those of our competitors by, among other things, providing technical services and support, utilizing our Product Application Center and Technical Research Center facilities and by focusing on improving product quality through, among other things, capital investment and research and development, as previously described. We compete with domestic integrated and mini-mill steel producers, some of which have greater resources than us.

           Imports. Domestic steel producers face significant competition from foreign producers and, from time to time, have been adversely affected by what we believe to be unfairly traded imports. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the United States dollar against foreign currencies. Steel imports increase when the value of the dollar is strong in relation to foreign currencies. The recent economic slowdown in certain foreign markets resulted in an increase in imports at depressed prices. Imports of finished steel products accounted for approximately 19% of the domestic market during 1993 to 1997, approximately 27% in 1998 and 22% in 1999. Some foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions. See the discussion under the caption “Trade Litigation” in Item 3, “Legal Proceedings”.

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

           Mini-mills. Mini-mills provide significant competition in certain product lines, including hot-rolled and cold-rolled sheets, which represented, in the aggregate, approximately 56% of our shipments in 1999. Mini-mills are relatively efficient, low-cost producers which make steel from scrap in electric furnaces, with lower employment and environmental costs. Thin slab casting technologies have allowed mini-mills to enter certain sheet markets which have traditionally been supplied by integrated producers. Certain companies have announced plans for, or have indicated that they are currently considering, additional mini-mill plants for sheet products in the United States.

           Steel Substitutes. In the case of many steel products, there is substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete. Conversely, along with other manufacturers of steel products, we have begun to compete in recent years in markets not traditionally served by steel producers.

Environmental Matters

           Our operations are subject to numerous laws and regulations relating to the protection of human health and the environment. We have made capital expenditures of approximately $4.3 million in connection with matters relating to environmental control during 1999. Our current estimates indicate that we will incur capital expenditures in connection with matters relating to environmental control of approximately $18 million and $14 million for 2000 and 2001, respectively. In addition, we have recorded expenses for environmental compliance, including depreciation, of approximately $64.7 million in 1999 and expect to record expenses of approximately $63 million in each of 2000 and 2001. Since environmental laws and regulations are becoming increasingly stringent, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of future changes in circumstances or regulatory requirements, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. The costs for environmental compliance may also place us at a competitive disadvantage with respect to foreign steel producers, as well as manufacturers of steel substitutes, that are subject to less stringent environmental requirements.

           In 1990, Congress passed amendments to the Clean Air Act, which impose stringent standards on air emissions. The Clean Air Act amendments will directly affect the operations of many of our facilities, including the coke ovens. Under such amendments, coke ovens generally will be required to comply with progressively more stringent standards over the thirty-year period beginning on the date of enactment of the amendments. We believe that the costs for complying with the Clean Air Act amendments will not have a material adverse effect on our financial position, results of operations or liquidity.

           The Resource Conservation Recovery Act of 1976, as amended (“RCRA”), imposes certain investigation and corrective action obligations on facilities that are operating under a permit, or are seeking a permit, to treat, store or dispose of hazardous waste. As of December 31, 1999, we have recorded approximately $6.9 million as a liability for certain corrective actions which are expected to be necessary at our Midwest facility. At the present time, our other facilities are not subject to corrective action.

           We have recorded an aggregate liability of approximately $2.0 million at December 31, 1999 for the reclamation costs to restore our coal and iron ore mines at our shut down locations to their original and natural state, as required by various federal and state mining statutes.

            The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and similar state statutes generally impose joint and several liability on present and former owners, operators, transporters and generators for remediation of contaminated properties, regardless of fault. We have been conducting steel manufacturing and related operations at numerous locations, including our present facilities, for over sixty years. Although we believe that we have utilized operating practices that were standard in the industry at the time, hazardous materials may have been released on or under these currently or previously owned sites. Consequently, we potentially may be required to remediate contamination at some of these sites. However, based on our past experience and the nature of environmental remediation proceedings, we believe that if any such remediation is required at a site, it will likely occur over an extended period of time.

           Pursuant to an indemnity provision contained in the agreements with Weirton Steel Corporation ( “Weirton Steel”) which were entered into at the time that we sold the assets of our former Weirton Steel Division to Weirton Steel, we have reimbursed Weirton Steel for the costs of certain remediation activities undertaken by Weirton Steel at our former manufacturing site in Weirton, West Virginia. Additional claims for indemnification by Weirton Steel are possible. In addition, our subsidiary, the Hanna Furnace Corporation is currently involved in remediation activities at the site of the former Donner Hanna coke plant in Buffalo, New York (which was operated as a joint venture with LTV Steel Company, Inc.).

           In addition to the remediation of current and former manufacturing sites, we are also involved as potentially responsible parties (“PRPs”) in a number of off-site CERCLA and other environmental cleanup proceedings.

           We have accrued an aggregate liability of $13.7 million as of December 31, 1999 for the superfund and other environmental cleanup liabilities at our current and former manufacturing sites and off site disposal facilities. The outcome of these remediation activities and cleanup proceedings is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

           As a result of the settlement of a lawsuit we had previously filed against certain of our comprehensive general liability insurance carriers, we have partial insurance coverage for certain existing and future major environmental liabilities.

Forward Looking Statements

           Statements made by us in this Form 10-K that are not historical facts constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements, by their nature, involve risk and uncertainty. A variety of factors could cause business conditions and our actual results and experiences to differ materially from those expected or expressed in our forward looking statements. These factors include, but are not limited to, the following:

(1)	changes in market prices and market demand for our products;

(2)	changes in the costs or availability of raw materials and other supplies used by us in the manufacture of our products;

(3)	equipment failures or outages at our steelmaking, mining and processing facilities;

(4)	losses of customers;

(5)	changes in the levels of our operating costs and expenses;

(6)	collective bargaining agreement negotiations, strikes, labor stoppages or other labor difficulties;

(7)
actions by our competitors, including domestic integrated steel producers, foreign competitors, mini-mills and manufacturers of steel substitutes such as plastics, aluminum, ceramics, glass, wood and concrete;

(8)	changes in industry capacity;

(9)	changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation;

(10)	worldwide changes in trade, monetary or fiscal policies, including changes in interest rates;

(11)	changes in the legal and regulatory requirements applicable to us; and

(12)	the effects of extreme weather conditions.

Item 2. Properties

The Granite City Division.

           The Granite City Division, located in Granite City, Illinois, has an annual hot-rolled band production capacity of approximately 3.2 million tons. All steel at Granite City is continuous cast. Granite City also uses ladle metallurgy to refine the steel chemistry to enable it to meet the exacting specifications of its customers. The facility’s ironmaking facilities consist of two coke batteries and two blast furnaces. Finishing facilities include an 80-inch hot strip mill, a hot-rolled coil processing line, a continuous pickler, a tandem mill, three hot dip galvanizing lines and two roll formers. Granite City ships approximately 10% of its total production to Midwest for finishing. Principal products of the Granite City Division include hot-rolled, hot dipped galvanized and Galvalume® steel, grain bin and high strength, low alloy steels.

           The Granite City Division is located on 1,540 acres and employs approximately 3,000 people. The Division’s proximity to the Mississippi River and other interstate transit systems, both rail and highway, provides easy accessibility for receiving raw materials and supplying finished steel products to customers.

The Regional Division.

Great Lakes

           Great Lakes, located in Ecorse and River Rouge, Michigan, is an integrated facility engaged in steelmaking primarily for use in the automotive market with an annual hot-rolled band production capacity of approximately 4.2 million tons. All steel at this location is continuous cast. Great Lakes ironmaking facilities consist of three blast furnaces and a rebuilt 85-oven coke battery which was sold in 1997 to a subsidiary of DTE Energy Company. Great Lakes also operates two basic oxygen process vessels, a vacuum degasser and a ladle metallurgy station. Finishing facilities include a hot strip mill, a skinpass mill, a shear line, a high speed pickle line, a tandem mill, a batch annealing station, two temper mills, one customer service line and an electrolytic galvanizing line. Additionally, start-up of a new automotive hot dip galvanizing line is scheduled for the second quarter of 2000. During 1999, approximately 20% of the batch annealing capacity was replaced with higher quality hydrogen annealing stations. Great Lakes ships approximately 60% of its production to Midwest and to joint venture coating operations for value-added processing. Principal products include hot-rolled, cold-rolled, electrolytic galvanized, and high strength, low alloy steels.

           Great Lakes is located on 1,100 acres and employs approximately 3,600 people. The facility is strategically located with easy access to water, rail and highway transit systems for receiving raw materials and supplying finished steel products to customers.

Midwest

           Midwest, located in Portage, Indiana, finishes hot-rolled bands produced at Great Lakes and Granite City primarily for use in the automotive, construction and container markets. All of the processes performed at Midwest help enhance our profitability by turning commodity grades of hot-rolled steel into higher value-added products. Midwest facilities include a continuous pickling line, two cold reduction mills and three continuous galvanizing lines (a 48 inch wide line which can produce galvanized or Galvalume® steel products and which services the construction market, a 72 inch wide line which services the automotive market and a Galvalume® line which services the construction market). Additionally, Midwest includes finishing facilities for cold-rolled products consisting of a batch annealing station, a sheet temper mill and a continuous stretcher leveling line, an electrolytic cleaning line, a continuous annealing line, two tin temper mills, two tin recoil lines, an electrolytic tinning line and a chrome line which services the container markets. During 1999, acrylic coating capability was added to the Galvalume® line to serve the needs of the construction market. Principal products include tin mill products, hot dipped galvanized and Galvalume® steel, cold-rolled and electrical lamination steels.

            Midwest is located on 1,100 acres and employs approximately 1,500 people. Its location provides excellent access to rail, water and highway transit systems for receiving raw materials and supplying finished steel products to customers.

National Steel Pellet Company

           National Steel Pellet Company ( “NSPC”), located on the western end of the Mesabi Iron Ore Range in Keewatin, Minnesota, mines, crushes, concentrates and pelletizes low grade taconite ore into iron ore pellets. NSPC operations include two primary crushers, ten primary mills, five secondary mills, a concentrator and a pelletizer. The facility has a current annual effective iron ore pellet capacity of over five million gross tons and has a combination of rail and vessel access to our integrated steel mills.

ProCoil Corporation

           ProCoil Corporation ( “ProCoil”) is located in Canton, Michigan. ProCoil operates a steel processing facility which began operations in 1988 and a warehousing facility which began operations in 1993. On March 31, 1999, we acquired 100% ownership of ProCoil. Prior to this date, we owned a 56% equity interest in ProCoil, and Marubeni Corporation owned the remaining 44%. ProCoil blanks, slits and cuts steel coils to desired specifications to service automotive market customers and provides laser welding services. In addition, ProCoil warehouses material to assist us in providing just-in-time delivery to our customers. Effective as of May 31, 1997, our consolidated financial statements include the accounts of ProCoil.

Joint Ventures and Equity Investments

           DNN Galvanizing Limited Partnership. As part of our strategy to focus our marketing efforts on high quality steels for the automotive industry, we entered into an agreement with NKK and Dofasco Inc., a large Canadian steel producer (“Dofasco”), to build and operate DNN, a 400,000 ton per year hot dip galvanizing facility in Windsor, Ontario, Canada. This facility incorporates state-of-the-art technology to galvanize steel for critically exposed automotive applications. National Steel owns a 10% equity interest in DNN, NKK owns a 40% equity interest and Dofasco owns the remaining 50%. The facility is modeled after NKK’s Fukuyama Works Galvanizing Line that has provided high quality galvanized steel to the Japanese automotive industry for several years. We are committed to utilize 50% of the available line time of the facility and pay a tolling fee designed to cover fixed and variable costs with respect to 50% of the available line time, whether or not such line time is utilized. The plant began production in January 1993 and is currently operating at capacity. Our steel substrate requirements are provided to DNN by Great Lakes.

           Double G Coatings, L.P. To continue to meet the needs of the growing construction market, National Steel Corporation and Bethlehem Steel Corporation formed a joint venture to build and operate Double G Coatings, L.P. ( “Double G”). We own a 50% equity interest in Double G. Double G is a 300,000 ton per year hot dip galvanizing and Galvalume® steel facility near Jackson, Mississippi. The facility is capable of coating 48 inch wide steel coils with zinc to produce a product known as galvanized steel and with a zinc and aluminum coating to produce a product known as Galvalume® steel. Double G primarily serves the metal buildings segment of the construction market in the south central United States. We are committed to utilize 50% of the available line time of the facility and pay a tolling fee designed to cover fixed and variable costs with respect to 50% of the available line time, whether or not such line time is utilized. The joint venture commenced production in the second quarter of 1994 and reached full operating capacity in 1995. Our steel substrate requirements are currently provided to Double G by Great Lakes.

           Tinplate Holdings, Inc. In April 1997, one of our wholly owned subsidiaries purchased 25% of the outstanding common stock of Tinplate Holdings, Inc. (“Tinplate ”). Tinplate operates a tin mill service center in Gary, Indiana that purchases tin mill products from us.

           National Robinson LLC. In February 1998, National Steel Corporation entered into an agreement with Robinson Steel Co., Inc. to form a joint venture company, named National Robinson LLC. We own a 50% equity interest in National Robinson LLC. This company operates a temper mill, leveler and cut to length facility in Granite City, Illinois to produce high value added cut-to-length steel plates and sheets with superior quality, flatness and dimensional tolerances. National Robinson LLC processes approximately 200,000 tons of hot-rolled steel which we supply.

Other Information With Respect to Our Properties

           In addition to the properties described above, we own a corporate headquarters facility in Mishawaka, Indiana. Our properties are well maintained, considered adequate and are being utilized for their intended purposes. Our steel production facilities are owned in fee by us except for:

(1)	a continuous caster and related ladle metallurgy facility which service Great Lakes,

(2)	an electrolytic galvanizing line, which services Great Lakes, and

(3)	a portion of the coke battery, which services the Granite City Division.

Each of these facilities are owned by third parties and leased to us pursuant to the terms of operating leases. The electrolytic galvanizing line lease, the coke battery lease and the continuous caster and related metallurgy facility lease are scheduled to expire in 2001, 2004, and 2008, respectively. Upon expiration, we have the option to extend the respective lease or purchase the facility at fair market value.

           Substantially all of the land (excluding certain unimproved land), buildings and equipment (excluding, generally, mobile equipment) that are owned in fee by us at the Granite City Division and the Regional Division are subject to a lien securing the First Mortgage Bonds, 8 3 /8% Series due 2006 and 9 7 /8% Series due 2009 ( “First Mortgage Bonds”). Included among the items which are not subject to this lien are a vacuum degassing facility and a pickle line which service Great Lakes and a continuous caster facility which services the Granite City Division; however, each of these items is subject to a mortgage granted to the respective lender who financed the construction of the facility. We have also agreed to grant to the Voluntary Employees ’ Benefit Association Trust (“VEBA Trust”) a second mortgage on that portion of the property which is covered by the lien securing the First Mortgage Bonds and which is located at Great Lakes. The VEBA Trust was established in connection with the 1993 Settlement Agreement with the USWA for the purpose of prefunding certain postretirement employee benefit obligations for USWA represented employees.

           For a description of certain properties related to our production of raw materials, see the discussion under the caption “Raw Materials” in Item 1, “Business ”.

Item 3. Legal Proceedings

           In addition to the matters discussed below, the Company is involved in various legal proceedings occurring in the normal course of its business. In the opinion of the Company’s management, adequate provision has been made for losses that are likely to result from these actions.

Securities and Exchange Commission Investigation

           In the third quarter of 1997, the Audit Committee of the Company’s Board of Directors was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the Company’s system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, inquired into these matters. Based upon this inquiry, the Company determined the need to restate its financial statements for certain prior periods. On January 29, 1998, the Company filed an amended Form 10-K for 1996 and amended Forms 10-Q for the first, second and third quarters of 1997 reflecting the restatements. On December 15, 1997, the Board of Directors approved the termination of the Company’s Vice President—Finance in connection with the Audit Committee inquiry. During January 1998, legal counsel to the Audit Committee issued its report to the Audit Committee, and the Audit Committee approved the report and concluded its inquiry. On January 21, 1998, the Board of Directors accepted the report and approved the recommendations, except for the recommendation to revise the Audit Committee Charter, which was approved on February 9, 1998. The report found certain misapplications of generally accepted accounting principles and accounting errors, including excess reserves, which have been corrected by the restatements referred to above. The report found that the accretion of excess reserves to income during the first, second and third quarters of 1997, as described in the amended Forms 10-Q for those quarters, may have had the effect of management of earnings as the result of errors in judgment and misapplication of generally accepted accounting principles. However, the report concluded that these errors do not appear to have involved the intentional misstatement of the Company’s accounts. The report also found weaknesses in internal controls and recommended various improvements in the Company’s system of internal controls, a comprehensive review of such controls, a restructuring of the Company’s finance and accounting department, and expansion of the role of the internal audit function, as well as corrective measures to be taken related to the specific causes of the accounting errors. The Company believes that it has taken all steps reasonably necessary to implement these recommendations with the involvement of the Audit Committee.

           In accordance with the recommendations, the Company in early 1998 undertook an assessment of its internal control over financial reporting, made improvements and engaged a major independent accounting firm to examine and report on management ’s assertion about the effectiveness of the Company’s internal control over financial reporting. The accounting firm’s report was issued in March 1999 and indicated that in that firm’s opinion, management’s assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, as of March 1, 1999 is fairly stated, in all material respects, based upon the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of inherent limitations in internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting, including safeguarding of assets, to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

           The Securities and Exchange Commission (“Commission”) has authorized an investigation pursuant to a formal order of investigation relating to the matters described above. The Company has been cooperating with the Staff of the Commission and intends to continue to do so.

Steinmetz v. National Steel Corporation, et. al.

           A complaint was filed on May 13, 1998 in the United States District Court for the Northern District of Indiana by Hyman Steinmetz seeking shareholder class action status and alleging violations of the federal securities laws against the Company, its majority shareholder, NKK U.S.A. Corporation, Osamu Sawaragi, the Company’s former chairman and chief executive officer, and another former officer of the Company. The complaint generally relates to the Company’s restatement of its financial statements for certain prior periods which was announced in October 1997. The complaint seeks unspecified money damages, interest, costs and fees. On March 29, 1999, the court granted the Company’s Motion to Dismiss, but gave the plaintiff until April 19, 1999 to file an amended complaint. The plaintiff filed an amended complaint on April 19, 1999. On August 16, 1999, the court granted the Company’s Motion to Dismiss the plaintiff ’s amended complaint, without leave to amend. The plaintiff filed a notice of appeal on September 15, 1999.

Trade Litigation

           The Company is a party to on-going trade proceedings concerning imports of hot-rolled carbon steel flat products (“Hot-Rolled Steel”) and cold-rolled carbon steel flat products (“Cold-Rolled Steel”). These trade proceedings relate to the imposition and amount of antidumping and countervailing duties, which are designed to offset dumping and the advantages of subsidies and create a level playing field for domestic producers. In these proceedings, the Department of Commerce (the “DOC”) and the International Trade Commission (the “ITC”) initially conduct an investigation to determine whether to issue an antidumping or countervailing duty order. If an order is issued, the duty rate is then subject to change in subsequent annual administrative reviews. In addition, in five-year reviews, the DOC and the ITC may revoke an order if they determine that injury, dumping or subsidization, as the case may be, is not likely to continue or recur if the order is revoked.

           On September 30, 1998, a number of U.S. steel producers filed unfair trade petitions alleging widespread dumping of imported Hot-Rolled Steel from Brazil, Japan and Russia. The U.S. steel producers also alleged substantial subsidization of Hot-Rolled Steel from Brazil. The Company joined in the Russian and Brazilian petitions. The resulting investigations led to the imposition of an antidumping order on Japanese imports on June 29, 1999. On February 11, 2000, the Japanese government requested the establishment of a dispute settlement panel to review this order pursuant to the dispute settlement mechanism of the World Trade Organization. Furthermore, in July 1999 the DOC entered into suspension agreements with Russia, Brazil and three Brazilian steel producers. These agreements impose volume and price restrictions on imports of Hot-Rolled Steel from Russia and Brazil. In August 1999, challenges to the suspension agreements were commenced in the Court of International Trade by several U.S. steel producers. In addition, the DOC’s final subsidization determination regarding Brazil and the DOC’s final dumping determination regarding Russia are being challenged in the Court of International Trade by affected foreign steel producers.

           On June 2, 1999, a number of U.S. steel producers filed unfair trade petitions alleging widespread dumping of Cold-Rolled Steel from Argentina, Brazil, China, Indonesia, Japan, Russia, South Africa, Slovakia, Taiwan, Thailand, Turkey and Venezuela and substantial subsidization of Cold-Rolled Steel from Brazil, Indonesia, Thailand and Venezuela. The Company joined in all of these petitions, except the one against Japan. The resulting subsidy investigations of Indonesia, Thailand and Venezuela were terminated on July 19, 1999, when the ITC found that imports from those countries were negligible. On January 18, 2000, the DOC made affirmative final dumping determinations in the investigations of Argentina, Brazil, Japan, Russia, South Africa and Thailand. On the same date the DOC entered into a suspension agreement with Russia that imposes volume and price restrictions on imports of Cold-Rolled Steel from Russia. The DOC also made an affirmative subsidization determination in the investigation of Brazil. A final dumping determination with respect to Turkey is scheduled for March 12, 2000. Final dumping determinations with respect to Indonesia, China, Slovakia and Taiwan are scheduled for May 22, 2000.

           On March 3, 2000, the ITC made negative injury determinations with respect to Cold-Rolled Steel from Brazil, Argentina, Japan, South Africa, Russia and Thailand. This decision means that no antidumping or countervailing duties will be assessed against Cold-Rolled Steel imported from these countries; however, the Company and other domestic producers have the right to appeal the decision to the U.S. Court of International Trade. Final injury determinations in the remaining Cold-Rolled Steel cases will be made over the next four months.

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

           Granite City Division —IEPA Violation Notice. On October 18, 1996, the IEPA issued a Violation Notice alleging (1) releases to the environment between 1990 and 1996; (2) violations of solid waste requirements; and (3) violations of the NPDES water permit limitations, at the Company ’s Granite City Division. No demand or proposal for penalties or other sanctions was contained in the Notice; however, the Notice does contain a recommendation by IEPA that the Company conduct an investigation of these releases and, if necessary, remediate any contamination discovered during that investigation. The Company submitted a written response to the Notice on December 4, 1996 and met with IEPA on December 18, 1996. The Company submitted certain additional information requested by IEPA in 1997. IEPA has not responded to the Company since receiving this additional information.

            Granite City Regional Wastewater Treatment Plant NOV. On October 14, 1999 the Granite City Regional Wastewater Treatment Plant (the “Granite City POTW”) issued a Notice of Violation (“NOV”) to the Company ’s Granite City Division. The NOV alleges that the Company discharged significant quantities of concentrated acid into the Granite City POTW without a permit and in violation of the Granite City POTW ’s Sewer Use Ordinance. No penalty demand was included in the NOV, although it alleges that the Company is responsible for (i) all costs incurred by the Granite City POTW in investigating and monitoring these alleged violations and (ii) all costs to inspect, repair or replace any portion of the Granite City POTW facility that was damaged by these discharges. The Company has implemented actions to minimize the potential for the release of process wastewater to the Granite City POTW and submitted a response to the NOV on November 11, 1999.

           Detroit Water and Sewerage Department NOVs. The Detroit Water and Sewerage Department (“DWSD”) has issued seven NOVs to the Company’s Great Lakes Division alleging that the Company’s discharge to the DWSD contained levels of zinc, cyanide and mercury in excess of the permitted limits. No demand or proposal for penalties or other sanctions was contained in the NOVs.

           For a discussion of the Company ’s Superfund and other cleanup liabilities see “Environmental Matters” under Item 1, “Business”.

Item 4. Submission of Matters to a Vote of Security Holders

           There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

Executive Officers of the Registrant

           The following sets forth certain information with respect to our executive officers. Executive officers are elected by our Board of Directors, generally at their first meeting after each annual meeting of stockholders. Our officers serve at the discretion of the Board of Directors and are subject to removal at any time.

           Yutaka Tanaka, Chairman and Chief Executive Officer. Mr. Tanaka, age 63, has been a director of National Steel since April 1, 1998. Mr. Tanaka was elected Vice Chairman in April 1998 and Chairman of the Board and Chief Executive Officer in September 1998. Mr. Tanaka served as President of Adchemco Corporation, a manufacturer of chemical products and a wholly owned subsidiary of NKK, from June 1996 to April 1998. Prior thereto, he was employed in various capacities by NKK, where he most recently served as Managing Director from June 1992 to June 1996.

           John A. Maczuzak, President and Chief Operating Officer. Mr. Maczuzak, age 58, joined National Steel as Vice President and General Manager—Granite City Division in May 1996. He was elected Executive Vice President and Acting Chief Operating Officer in August 1996 and assumed his present position in December 1996. Mr. Maczuzak was formerly employed by ProTec Coating Company as General Manager and USS/Kobe Steel Company as Vice President of Operations and has more than 31 years of broad-based experience in the steel industry.

           Glenn H. Gage, Senior Vice President and Chief Financial Officer. Mr. Gage, age 57, joined National Steel in August 1998 as Senior Vice President and Chief Financial Officer. Mr. Gage was formerly Senior Vice President —Finance at Uarco Incorporated from 1995 until August 1998, and was a partner with Ernst & Young LLP from 1981 to 1995.

           John F. Kaloski, Senior Vice President—Regional Division. Mr. Kaloski, age 50, joined National Steel in August 1998 as Senior Vice President—Regional Operations and was elected to his present position in October 1998. Prior to joining the Company, Mr. Kaloski served in various capacities at U.S. Steel, including General Manager—U.S. Steel—Gary Works from 1996 to 1998, General Manager—U.S. Steel Mon Valley Works from 1994 to 1996 and General Manager—U.S. Steel Minnesota Ore Operations, from 1992 to 1994.

            James H. Squires, Senior Vice President and General Manager—Granite City Division. Mr. Squires, age 61, began his career with National Steel in 1956 as a laborer in the blast furnace area and went on to hold numerous positions as an hourly worker. In 1964, he accepted a salaried position and advanced through the operating organization. In October 1996, he was appointed Vice President and General Manager—Granite City Division and assumed his current position in October 1998.

           LeRoy A. Bordeaux, Vice President, Marketing and Sales. Mr. Bordeaux, age 55, began his career with National Steel in 1968. He has held numerous positions in our marketing and sales organization, including Vice President, Construction and Sheet Sales from October 1998 to November 1999, General Manager, Sheet Sales from August 1997 to October 1998, Manager, Sheet Sales from May 1994 to August 1997, and Manager, Customer Service from March 1992 to May 1994. He was elected to his present position in November 1999.

           Joseph R. Dudak, Vice President, Strategic Sourcing. Mr. Dudak, age 52, began his career with National Steel as an engineer at Midwest in 1970. In 1973, he moved to Granite City Division and served as Superintendent of Energy Management & Utilities from 1977 until moving to corporate headquarters in 1981. He served as Director of Energy & Environmental Affairs from 1981 to 1994, when he was appointed General Manager, Strategic Sourcing. He was elected to his present position in 1995.

           Ronald J. Werhnyak, Vice President, General Counsel and Corporate Secretary. Mr. Werhnyak, age 54, joined National Steel in January 1996 as Senior Counsel. He had previously served as our Assistant General Counsel commencing in 1989 through an independent contractual arrangement with the Company. Mr. Werhnyak was elected Acting General Counsel and Secretary in August 1998, and to his current position in December 1998.

           Lawrence F. Zizzo, Jr., Vice President Human Resources. Mr. Zizzo, age 51, began his career with National Steel in 1978. He has held various positions in the Human Resources organization, including Regional Director of Human Resources from December 1998 to January 2000, and Director of Human Resources at the Great Lakes Division from March 1991 to November 1998. Mr. Zizzo was appointed to his present position in February 2000.

           William E. McDonough, Treasurer. Mr. McDonough, age 41, began his career with National Steel in 1985 in the Financial Department. He has held various positions of increasing responsibility including Assistant Treasurer and Manager, Treasury Operations and was elected to his present position in December 1995.

           Kirk A. Sobecki, Corporate Controller. Mr. Sobecki, age 38, joined National Steel in January 1999 as Corporate Controller. From September 1997 to December 1998, he served as Chief Financial Officer of Luitpold Pharmaceuticals, Inc. From June 1986 to August 1997 Mr. Sobecki held various positions with Zimmer, Inc., a Division of Bristol-Myers Squibb, including Director of Finance/Controller from 1995 to 1997.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

           National Steel Corporation ’s Class B Common Stock is traded under the symbol “NS” on the New York Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales prices of the Class B Common Stock on a quarterly basis as reported on the New York Stock Exchange Composite Tape.

Period	High	Low
1999
First Quarter	$10 [1] /4	$ 6 [3] /4
Second Quarter	10 [5] /8	7 [1] /4
Third Quarter	8 [3] /4	6 [5] /16
Fourth Quarter	7 [5] /8	5 [5] /8
1998
First Quarter	$21 [3] /4	$10 [9] /16
Second Quarter	19 [3] /4	11
Third Quarter	13	6 [1] /8
Fourth Quarter	8 [5] /8	5 [1] /16

            As of December 31, 1999, there were approximately 230 registered holders of Class B Common Stock. (See Note 3. “Capital Structure” for further discussion). During 1999 and 1998 we paid quarterly dividends of $ 0.07 per common share (or an annual total of $0.28 per common share). On February 15, 2000, the Board of Directors declared a regular quarterly Common Stock dividend of $0.07 per share, payable on March 15, 2000, to shareholders of record on March 1, 2000. The decision whether to continue to pay dividends on the Common Stock will be determined by the Board of Directors in light of our earnings, cash flows, financial condition, business prospects and other relevant factors. Holders of Class A Common Stock and Class B Common Stock are entitled to share ratably, as a single class, in any dividends paid on the Common Stock.

           Prior to August 1, 1999, any dividend payments were required to be matched by a like contribution into the VEBA Trust, the amount of which was calculated under the terms of the 1993 Settlement Agreement between the Company and the USWA, until the asset value of the VEBA Trust exceeded $100.0 million. On August 1, 1999, a new five year Basic Labor Agreement became effective between the Company and the USWA. This new agreement provides that if the assets in the VEBA equal or exceed $100 million that (1) we will not be required to make contributions to the VEBA and (2) we may withdraw up to $5.5 million from the VEBA in each calendar year for current retiree medical and life insurance benefits.

           The asset value of the VEBA Trust at December 31, 1999 was $120.1 million and $112.6 million at December 31, 1998. No matching dividend contribution to the VEBA Trust was required for the years ended December 31, 1999 and 1998.

           Various debt and certain lease agreements include restrictions on the amount of stockholders’ equity available for the payment of dividends. Under the most restrictive of these covenants, stockholders’ equity in the amount of $392.0 million was free of such limitations at December 31, 1999.

Item 6. Selected Financial Data

	Year Ended December 31,
	1999	1998	1997	1996	1995
	(Dollars in millions, except per share data)
Statement of Operations Data
Net sales	$2,850	$2,848	$3,140	$2,954	$2,954
Cost of products sold	2,582	2,497	2,674	2,618	2,529
Depreciation	140	129	135	144	146
Gross margin	128	222	331	192	279
Selling, general and administrative expense	148	154	141	137	154
Unusual charges (credits)	—	(27)	—	—	5
Income (loss) from operations	(18)	96	191	65	129
Financing costs, net	28	11	15	36	39
Income (loss) before income taxes, extraordinary items and cumulative effect of accounting change	(45)	88	235	32	90
Extraordinary items	—	—	(5)	—	5
Cumulative effect of accounting changes	—	—	—	11	—
Net income (loss)	(43)	84	214	54	108
Net income (loss) applicable to common stock	(43)	84	203	43	97
Basic per share data:
Income (loss) before extraordinary items and cumulative ef- fect of accounting change	(1.04)	1.94	4.82	.74	2.13
Net income (loss)	(1.04)	1.94	4.70	.99	2.26
Diluted earnings per share applicable to common stock	(1.04)	1.94	4.64	.99	2.22
Cash dividends paid per common share	0.28	0.28	—	—	—

	1999	1998	1997	1996	1995
Balance Sheet Data
Cash and cash equivalents	$ 58	$ 138	$ 313	$ 109	$ 128
Working capital	361	333	367	279	250
Net property, plant and equipment	1,446	1,271	1,229	1,456	1,469
Total assets	2,701	2,484	2,453	2,558	2,669
Current maturities of long term obligations	31	37	32	38	36
Long-term obligations	556	286	311	470	502
Redeemable Preferred Stock—Series B	—	—	—	64	65
Stockholders’ equity	833	850	837	645	600

	1999	1998	1997	1996	1995
Other Data
Shipments (net tons, in thousands)	6,110	5,587	6,144	5,895	5,564
Raw steel production (net tons, in thousands)	6,250	6,087	6,527	6,557	6,081
Effective capacity utilization	96.9%	92.2%	96.0%	93.7%	96.5%
Number of employees (year end)	9,395	9,230	9,417	9,579	9,474
Capital investments	$ 318	$ 171	$ 152	$ 129	$ 215
Total debt and redeemable preferred stock as a percent of total capitalization	41.3%	27.1%	29.0%	47.0%	50.1%
Common shares outstanding at year end (in thousands)	41,288	42,178	43,288	43,288	43,288

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

           National Steel Corporation is a domestic manufacturer engaged in a single line of business, the production and processing of steel. We target high value-added applications of flat rolled carbon steel for sale primarily to the automotive, construction and container markets. We have two principal divisions: The Granite City Division which is a fully integrated steelmaking facility located near St. Louis; and The Regional Division comprised of Great Lakes, a fully integrated steelmaking facility located near Detroit and Midwest, a steel finishing facility located near Chicago. These two divisions have been aggregated for financial reporting purposes and represent our only reportable segment—Steel (see Note 4. “Segment Information ” for further discussion). The discussion and analysis which follows is on a consolidated basis, but due to its significance, focuses primarily on factors relating to the Steel segment.

General Overview and Outlook

           Comparative operating results for the three years ended December 31, are as follows:

	1999	1998	1997
	Dollars and tons in millions
Net sales	$2,849.6	$2,848.0	$3,139.7
Income (loss) from operations	(17.9)	96.3	191.0
Net income (loss)	(43.1)	83.8	213.5
Tons shipped	6.110	5.587	6.144

           We are disappointed that our 1999 financial results were not indicative of the hard work and dedication of our employees evidenced by increased shipments, record breaking production performances and impressive cost reduction efforts. The loss from operations and net loss in 1999 result primarily from the lowest average selling price we have experienced in years. Our average selling price was impacted by two factors:

•	Approximately 64% of the decrease in average selling price resulted from the continuing impact of competition from low-priced imported steel, and

•	A change in product mix as the increase in our volume came primarily from the hot-rolled market.

           We expect that as shipments increase to 7 million tons, we will continue to see an impact in our average selling price as a result of a change in our mix as hot-rolled shipments are expected to increase at a faster pace than our higher value-added products. However, we believe that there is a positive trend in the market towards more normal pricing levels and we anticipate a slight overall increase in pricing in the first quarter of 2000.

           Our new strategy to optimize the utilization of our production assets was evidenced by many record breaking production performances. Production in 1999 exceeded 1998 levels by 163,000 tons and our effective capacity utilization of 96.9% was the best we have seen in the past five years. Shipments followed this lead and increased by 9.4% in 1999 versus 1998. Hot-rolled shipments are increasing in order to more optimally utilize our production facilities. Although this increase in hot-rolled shipments has resulted in lower average selling prices, we anticipate additional profits from the increase in volume, net of mix, and improved cost performance. In addition, we were pleased that cold-rolled and coated shipments represented approximately 40% of the total increase in shipments. We anticipate that we will continue to see an increase in shipments during 2000 as demand is on the rise and our resources are working to capture that increasing demand.

           Cost reduction efforts were evident again in 1999 as we benefited from a savings of approximately $72 million directly related to these efforts. Additionally, man-hours per net ton shipped decreased to 2.99 in 1999, approximately a 10% improvement over the prior year. We are pleased with these efforts and will continue to focus on further reductions in 2000.

Results of Operations

Net Sales

           Net sales increased by $1.6 million in 1999 as compared to 1998. An increase in net tons shipped of 523,000 tons more than offset a $43 per ton decrease in average selling price, resulting in this slight increase in net sales. The increase in net tons shipped is attributable to a commitment to our strategy to increase shipments to 7 million tons by 2001. This partially contributed to the reduced average selling price as the additional tons shipped were primarily lower cost hot-rolled products that demand a lower market price than our higher value-added products. However, the most significant impact resulted from pricing for all of our products being down in 1999 due to the continuing impact of competition from low-priced imports.

           Net sales for 1998 decreased $291.7 million, or 9.3%, compared to record net sales in 1997. A decrease in tons shipped of 557,000 tons combined with a net $1 per ton decrease in average selling price as compared to 1997 are the primary reasons for the decrease in sales. Increased competition from low-priced imports is the primary cause of the decrease in tons shipped and the decrease in average selling price. The Great Lakes “A ” blast furnace outage also contributed to the reduction in tons shipped.

Cost of Products Sold

           Cost of products sold comparative data for the last three years is as follows:

	Years Ended December 31,
	1999	1998	1997
Cost of products sold (dollars in millions)	$2,581.7	$2,496.8	$2,674.4
Cost of products sold as a percentage of net sales	90.6%	87.7%	85.2%

           The increase of $84.9 million in cost of products sold in 1999 as compared to 1998 is primarily the result of improved shipment levels that had an impact of approximately $200 million. This increase was partially offset by continuing cost reductions, a lower cost product mix, decreases in scrap and other raw material prices and improved operating unit yield performances which positively impacted cost of products sold. The deterioration in the margin of cost of products sold as a percentage of net sales was primarily the result of the decrease in average selling price, as previously discussed.

           Cost of products sold in 1998 decreased $177.6 million as compared to 1997. This resulted from lower shipment levels, cost reductions, improved operating unit yield performances and lower costs as a result of the 1997 settlement with Avatex Corporation which, in the aggregate, positively impacted cost of products sold by approximately $297 million. This was partially offset by the combined effects of an increase in the mix of higher value-added products, lower production volumes and the Great Lakes “A” blast furnace outage of approximately $119 million.

Selling, General and Administrative Expense

           Selling, general and administrative expense comparative data for the last three years is as follows:

	Years Ended December 31,
	1999	1998	1997
Selling, general and administrative expense (dollars in millions)	$147.8	$153.6	$141.3
Selling, general and administrative expense, as a percentage of net sales	5.2%	5.4%	4.5%

           The decrease in selling, general and administrative expense of $5.8 million in 1999 as compared to 1998 is the result of lower costs for outsourced information system support, lower employee costs and other miscellaneous cost reduction offset by higher Year 2000 remediation costs.

            Selling, general and administrative expense increased by $12.3 million in 1998 as compared to 1997. Approximately $5.7 million of the increase was attributable to Year 2000 remediation costs. The remainder of the increase was primarily due to higher mainframe related costs, costs associated with the implementation of Audit Committee recommendations relative to internal controls (see “Impact of Recommendations from Audit Committee Inquiry” below) and other costs associated with the Securities and Exchange Commission inquiry (see Note 2. “Audit Committee Inquiry and Securities and Exchange Commission Inquiry ”).

Depreciation

           Depreciation expense was $140.1 million in 1999 as compared to $129.1 million in 1998 and $134.5 million in 1997. The 1999 increase results primarily from higher levels of capital spending. The lower levels of depreciation in 1998 and 1997 principally resulted from the sale of the Great Lakes No. 5 coke battery in the second quarter of 1997.

Equity Income from Affiliates

           Equity income from affiliates was $2.1 million in 1999 compared to $1.2 million in 1998 and $1.5 million in 1997. The 1999 income increased as a result of operating improvements at our Double G and DNN joint ventures offset by costs relating to the 1999 start-up of National Robinson. The lower income levels in 1998 and 1997 were primarily the result of the sale of our minority equity investment in Iron Ore Company of Canada (“IOC ”) early in the second quarter of 1997.

Unusual Credit

           The unusual credit in 1998 results from the settlement of a lawsuit which sought a reduction in the assessed value of the real and personal property at Great Lakes relating to the 1991 through 1997 tax years. We received tax refunds and were granted a lower assessment base that has resulted in additional real and personal property tax savings.

Net Financing Costs

           Net financing costs for the last three years were as follows:

	Years Ended December 31,
	1999	1998	1997
	Dollars in millions
Interest and other financial income	$(11.5)	$(15.8)	$(19.2)
Interest and other financial expense	39.6	26.7	33.8

Net Financing Costs	$ 28.1	$ 10.9	$ 14.6

           Net financing costs increased in 1999 as compared to 1998 primarily as a result of increased interest expense relating to the issuance of the $300 million First Mortgage Bonds in the first quarter of 1999.

           Net financing costs decreased in 1998 as compared to 1997. Interest expense decreased by $7.1 million primarily due to lower average debt balances during 1998 associated with the 1997 repayment of debt associated with the Great Lakes No. 5 coke battery. A decrease in interest income of $3.4 million in 1998, a result of lower cash and cash equivalent balances available for investment, partially offset the impact of lower interest costs.

Net Gain on Disposal of Non-Core Assets and Other Related Activities

           In 1999, 1998 and 1997, we disposed of, or made provisions for disposing of, certain non-core assets. The effects of these transactions and other activities relating to non-core assets are presented as a separate component in the consolidated statements of income entitled “net gain on disposal of non-core assets and other related activities”. A discussion of these items follows.

           We sold certain properties located in Michigan during 1999 and recorded a net gain of $0.8 million equal to the proceeds (net of taxes and expenses) received from the sales.

           During 1998, we sold two properties located at Midwest. We received proceeds (net of taxes and expenses) of $3.3 million and recorded a net gain of $2.7 million related to the sales.

           On April 1, 1997, we completed the sale of our 21.7% minority equity interest in IOC to North Limited, an Australian mining and metal company. We received proceeds (net of taxes and expenses) of $75.3 million in exchange for our interest in IOC and recorded a $37.0 million gain. We continue to purchase iron ore at fair market value from IOC pursuant to the terms of long-term supply agreements.

           On June 12, 1997, we completed the sale of the Great Lakes No. 5 coke battery and other related assets, including coal inventories, to a subsidiary of DTE Energy Company (“DTE”). We received proceeds (net of taxes and expenses) of $234.0 million in connection with the sale and recorded a $14.3 million loss. We utilized a portion of the proceeds to prepay the remaining $154.3 million of the related party coke battery debt, which resulted in a net of tax extraordinary loss of $5.4 million in 1997. As part of the arrangement, we have agreed to operate the battery, under an operation and maintenance agreement executed with DTE, and will purchase the majority of the coke produced from the battery under a requirements contract, with the price being adjusted during the term of the contract, primarily to reflect changes in production costs.

           In 1997, we also recorded a charge of $3.6 million related to the decision to cease operations of American Steel Corporation, a wholly-owned subsidiary which pickled and slit steel.

           Also during 1997, we sold four coal properties and recorded a net gain of $11.8 million. In conjunction with one of the property sales, the purchaser agreed to assume the potential environmental liabilities and, as a result, we eliminated the related accrual of approximately $8 million. Additionally, during 1997, we received new information related to closed coal properties’ employee benefit liabilities and other expenses, and reduced the related accrual by $19.8 million. In aggregate, the above coal properties’ transactions resulted in a gain of $39.6 million in 1997.

Income Taxes (Credit)

           During 1999, we recorded current taxes payable of $0.8 million. We recorded current taxes payable of $23.9 million in 1998 and $37.8 million in 1997. The current portion of the income tax represents taxes which were expected to be due as a result of the filing of the current period’s federal and state income tax returns. For federal purposes, such amounts have generally been determined based on alternative minimum tax payments due.

           The current taxes payable is minimal in 1999 due to the net loss incurred. Current taxes payable in 1998 and 1997 represented 27.2% and 16.1% of pre-tax income, respectively. The effective tax rates were less than the U.S. Statutory Rate primarily because of changes in the valuation allowance related to the recognition of deferred tax benefits.

           We recorded a deferred tax benefit of $2.9 million in the year ended December 31, 1999, $19.6 million in the year ended December 31, 1998 and $21.6 million in the year ended December 31, 1997 due to the expectation of additional future taxable income. An additional deferred tax benefit is expected to be recognized in 2000 as continued realization of taxable income increases the likelihood of realizing these deferred tax assets.

Extraordinary Item

           An extraordinary loss of $5.4 million (net of a tax benefit of $1.4 million) was reflected in 1997 income. This loss relates to early debt repayment costs related to debt associated with our Great Lakes No. 5 coke battery, which was sold in the second quarter of 1997.

Other Operational and Financial Disclosure Matters

Impact of Recommendations From Audit Committee Inquiry

           On January 21, 1998, the Board of Directors accepted the report and approved the recommendation of the legal counsel to the Audit Committee for improvements in the our system of internal controls, a restructuring of our finance and accounting department and the expansion of the role of the internal audit function, as well as corrective measures to be taken related to the specific causes of accounting errors (see Note 2. “Audit Committee Inquiry and Securities and Exchange Commission Inquiry” for further discussion). We have implemented these recommendations with the involvement of the Audit Committee. In accordance with the recommendations, a major independent accounting and consulting firm was engaged to examine and report on our written assertion about the effectiveness of the internal control over financial reporting. The firm’s report was issued in March 1999 and indicated that in the firm’s opinion, management’s assertion that we maintained effective internal control over financial reporting including safeguarding of assets, as of March 1, 1999 is fairly stated, in all material respects, based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Common Stock Repurchase Program

           In the third quarter of 1998, the Board of Directors authorized the repurchase of up to two million shares of our Class B Common Stock. During 1998, we repurchased 1,109,700 shares at a total cost of $8.4 million. We purchased the additional 890,300 shares approved for repurchase during 1999 at a cost of $7.9 million.

Environmental Liabilities

           Our operations are subject to numerous laws and regulations relating to the protection of human health and the environment. We have expended, and can be expected to expend in the future, substantial amounts for ongoing compliance with these laws and regulations, including the Clean Air Act and the Resource Conservation and Recovery Act of 1976. Additionally, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state superfund statutes have imposed joint and several liability on us as one of many potentially responsible parties at a number of sites requiring remediation. During 1997, in connection with a settlement with Avatex, we released Avatex from its obligation to indemnify us for certain environmental liabilities of its former Weirton Steel Division.

           With respect to those claims for which we have sufficient information to reasonably estimate our future expenditures, we have accrued $22.6 million at December 31, 1999. Since environmental laws are becoming increasingly more stringent, our expenditures and costs for environmental compliance may increase in the future. As these matters progress or we become aware of additional matters, we may be required to accrue charges in excess of those previously accrued.

Impact of Recently Issued Accounting Standards

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 2000. The Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be:

•	offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings, or

•	recognized in other comprehensive income until the hedged item is recognized in earnings.

           The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. We have not yet determined what the effect of this Statement will be on earnings and our financial position.

Labor Negotiations

           During 1999, the United Steelworkers of America and the International Chemical Workers Council of United Food and Commercial Workers ratified five-year agreements with us effective August 1, 1999 and October 1, 1999, respectively. The principal features of the contracts include the following:

•	Modification of the Gainsharing program to reflect resetting the base and paying only for continuous improvement which will result in reduced payments over the five-year period.

•	Modification of the Profit Sharing program to gradually change over the term of the agreement to conform to the industry pattern.

•	Eliminating the requirement for mandatory contributions to the VEBA Trust over the five-year term.

•	A two-dollar increase in the hourly base wage rate over the five-year period.

•	Improvements in pension benefits including increasing the minimum pension formula, increasing the surviving spouse payment and extending the lump-sum payment provisions to existing pensioners.

           We estimate that the total additional cost resulting from the new labor agreement will be approximately $200 million over the five-year term of which approximately $30 million will be incurred during 2000. We recorded liabilities totaling $3.8 million in the third quarter of 1999 relating to a lump-sum payment, profit sharing and other contract related costs.

Year 2000 Issues

           The “Year 2000 ” computer software problem was caused by programming practices that were originally intended to conserve computer memory, thus providing date fields with only two digits with the computer software logic applying the date prefix “19”. If not corrected, this error was expected to cause computers to fail or give erroneous results as the computer processes data before or during the year 2000. This programming practice continued through the mid-1990’s and affected mainframe, business and personal computers, and also any device that had an embedded microprocessor, such as an elevator or fire alarm system. All of our locations and operating facilities were impacted.

           In 1997, we established a Year 2000 Project team to coordinate and oversee the Year 2000 remediation project. The team was supervised by an executive steering committee, which met regularly to monitor progress. In addition, progress was monitored by the Board of Directors and the Audit Committee through periodic reports from management. The project’s scope included mainframe, business and personal computers, business software and other information technology items, as well as non-information technology items, such as process control software and embedded software in hardware devices. We also reviewed our major vendors and suppliers efforts in becoming Year 2000 compliant. Most suppliers and vendors who replied to our inquiries indicated that they expected to be Year 2000 compliant on a timely basis.

           We were pleased that our Year 2000 efforts have been successful to date. All of our critical business and plant operating computer systems functioned normally as the new year began. Some of our primary operations were intentionally paused for a brief period around midnight on December 31, 1999 and these facilities successfully resumed operations shortly thereafter. We have not experienced any business interruptions with our suppliers or vendors as a result of Year 2000 problems.

           We incurred total costs of approximately $21.0 million to address all of our Year 2000 issues. Of this total, we spent approximately $10.2 million in 1999, $9.0 million during 1998 and $1.8 million during 1997. Year 2000 costs have been incurred as operating expenses from our information technology budget. We did not defer any other information technology projects as a result of our Year 2000 efforts.

Discussion of Liquidity and Sources of Capital

Overview

           Our liquidity needs arise primarily from capital investments, working capital requirements, pension funding requirements, principal and interest payments on our indebtedness and common stock dividend payments. We have satisfied these liquidity needs with funds provided by long-term borrowings and cash provided by operations. Additional sources of liquidity consist of a Receivables Purchase Agreement (the “Receivables Facility”) with commitments of up to $200.0 million which has an expiration date of September 2002, and a new $200.0 million credit facility secured by our inventories (the “Inventory Facility”) which expires in November 2004. The new inventory credit facility replaces the previous $150 million inventory credit facilities which were due to expire in 2000. At December 31, 1999, we had total liquidity, which includes cash balances plus available borrowing capacity under these facilities, of $410 million.

           We are currently in compliance with all covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facility and other debt instruments. On December 31, 1999, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facilities, and outstanding letters of credit under the Receivables Facility totaled $48.4 million. For 1999, the maximum availability under the Receivables Facility, after reduction for letters of credit outstanding, varied from $71.8 million to $151.6 million and was $151.6 million as of December 31, 1999.

           In March 1999, we issued a total of $300 million aggregate principal amount of ten-year First Mortgage Bonds due 2009. The bonds are senior secured obligations and bear interest at an annual rate of 9.875%. The proceeds are being used to finance the new 450,000 ton hot dip galvanizing facility currently under construction at Great Lakes and for general corporate purposes. As a result of the bond issue, and taking into account a prepayment of debt in connection with the acquisition of ProCoil in March 1999, total debt as a percentage of total capitalization at December 31, 1999 increased to 41.3% as compared to 27.1% at December 31, 1998.

           Cash and cash equivalents totaled $58.4 million and $137.9 million as of December 31, 1999 and 1998, respectively. At December 31, 1999, we guaranteed obligations of $16.2 million, a reduction of $2.9 million from the amount guaranteed at December 31, 1998.

Cash Flows from Operating Activities

           For 1999, cash provided from operating activities totaled $8.2 million, a decrease of $23.5 million compared to 1998. The decrease is primarily as result of the $126.9 million decrease in net income and higher cash usage to fund working capital needs, primarily inventories, offset by significantly lower pension contributions.

           For 1998, cash provided from operating activities totaled $31.7 million, a decrease of $300.5 million compared to 1997. This decrease was primarily attributable to the $129.7 million decrease in net income as well as a higher cash usage to fund working capital needs, primarily relating to inventories and the timing of pension contributions.

Capital Investments

           Capital investments for the years ended December 31, 1999 and 1998 amounted to $318.3 million and $171.1 million, respectively. A large part of the 1999 and 1998 spending was attributable to the new hot dip galvanizing line at Great Lakes, installation of the new business systems, the blast furnace relines at Great Lakes and at the Granite City Division and construction of the new coating line at Midwest.

           Capital investments are expected to approximate $270 million in 2000, of which approximately $40 million was committed at December 31, 1999. Included among the budgeted and committed capital expenditures is the new hot dip galvanizing line located at Great Lakes, which is scheduled to be completed in the second quarter of 2000. Other capital expenditures include new business systems and a blast furnace reline at Great Lakes.

Cash Proceeds from the Sale of Non-Core Assets

           During the first and fourth quarters of 1999, we sold properties located in Michigan. We received proceeds of $0.8 million (net of taxes and expenses) and recorded a net gain in the same amount from the sales of these properties.

           During the second quarter of 1998, we sold certain non-core land and property at Midwest. We received proceeds (net of taxes and expenses) of $3.3 million and recorded a net gain of $2.7 million related to the sale.

           During the second quarter of 1997, we sold our Great Lakes No. 5 coke battery, as well as its minority equity investment in the IOC. The sale of these two assets generated net proceeds of $309.3 million. Additionally, in 1997, certain coal properties were sold generating net proceeds of $11.3 million.

           A portion of the proceeds from these sales was used in the fourth quarter of 1997 when we redeemed all of the outstanding Redeemable Preferred Stock —Series B owned by Avatex. Concurrent with the stock repurchase, we settled Avatex’s obligation relating to certain Weirton liabilities as to which Avatex had agreed to indemnify us in prior recapitalization programs. Avatex had pre-funded certain of these indemnification obligations and, at the time of the pre-funding, we agreed that a settlement of the liabilities would occur no later than in the year 2000. The redemption of the preferred stock and the related settlement resulted in us paying Avatex $59.0 million in the fourth quarter of 1997 and an additional $10.0 million in 1998. Additionally in the fourth quarter of 1997, we recognized insurance proceeds (net of taxes and expenses) aggregating approximately $13.6 million relating to certain environmental sites, some of which had been indemnified by Avatex and for which we are now solely responsible.

           On December 29, 1997, we also redeemed the Preferred Stock—Series A, which was owned by NKK U.S.A. Corporation. We paid NKK U.S.A. Corporation the face value of the stock ($36.7 million) plus accrued dividends as of the redemption date of approximately $0.6 million.

Cash Flows from Financing Activities

           During 1999, net cash provided by financing activities amounted to $237.0 million. Financing activities included the issuance of $300.0 million in First Mortgage Bonds, offset by costs associated with the bond issuance. Other uses of cash included the prepayment of $16.8 million of ProCoil long-term debt, other scheduled debt payments, dividend payments on our common stock and the repurchase of 890,300 shares of our Class B common stock.

           During 1998, we utilized $40.0 million for financing activities, which included scheduled repayments of debt, as well as dividend payments on our common stock. We repurchased 1,109,700 shares of our Class B Common Stock in 1998 at a cost of $8.4 million. In addition, the Company recorded borrowings of approximately $14.7 million related to ProCoil.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

           In the normal course of business, our operations are exposed to continuing fluctuations in commodity prices, foreign currency values and interest rates that can affect the cost of operating, investing and financing. Accordingly, we address a portion of these risks, primarily commodity price risk, through a controlled program of risk management that includes the use of derivative financial instruments. Our objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of a documented corporate risk-management policy. We do not enter into any derivative transactions for speculative purposes.

Interest Rate Risk

           Our primary interest rate risk exposure results from changes in long-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we predominantly enter into fixed rate debt positions. As such, the fair value of our debt positions is moderately sensitive to changes in interest rates. A sensitivity analysis has been prepared to estimate the exposure to market risk of our fixed rate debt positions. The fair value is calculated by valuing those positions at quoted market interest rates. Market risk is then estimated at the potential loss in fair value resulting from a hypothetical 10% adverse change in such rates. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Market Risk
	(Dollars in millions)
1999:
Long-term debt position, excluding capitalized lease obligations	$562.0	$9.6
(Average interest rate of 9.3%)
1998:
Long-term debt position, excluding capitalized lease obligations (Average interest rate of 8.6%)	$302.1	$6.6

           The increases in fair value and market risk in 1999 are attributable to the $300 million 9.875% First Mortgage Bonds issued during the first quarter of 1999.

Commodity Price Risk

           In order to reduce the uncertainty of price movements with respect to the purchase of zinc, we enter into derivative financial instruments in the form of swap contracts and zero cost collars with a major global financial institution. These contracts typically mature within one year. At expiration, the derivative contracts are settled at a net amount equal to the difference between the then current price of zinc and the fixed contract price. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by changes in the value of the underlying exposures being hedged.

           Based on our overall commodity hedge exposure at December 31, 1999 and 1998, a hypothetical 10 percent change in market rates applied to the fair value of the instruments would have had no material impact on our earnings, cash flows, financial position or fair values of commodity price risk sensitive instruments over a one-year period.

Item 8. Financial Statements

           The following consolidated financial statements of National Steel Corporation and subsidiaries are submitted pursuant to the requirements of Item 8:

National Steel Corporation and Subsidiaries

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

           Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and related notes. The financial statements, presented on pages 31 to 52, have been prepared in conformity with generally accepted accounting principles and include amounts based upon our estimates and judgments, as required. Management also prepared the other information included in the Form 10-K and is responsible for its accuracy and consistency with the financial statements. The financial statements have been audited in accordance with generally accepted auditing standards and reported upon by our independent auditors, Ernst & Young LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and committees of the board. We believe the representations made to the independent auditors during the audit were valid and appropriate. Ernst & Young LLP’s audit report is presented on page 30.

           National Steel Corporation maintains a system of internal accounting control designed to provide reasonable assurance for the safeguarding of assets and reliability of financial records. The system is subject to review through its internal audit function, which monitors and reports on the adequacy of and compliance with the internal control system and appropriate action is taken to address control deficiencies and other opportunities for improving the system as they are identified. Although no cost effective internal control system will preclude all errors and irregularities, management believes that through the careful selection, training and development of employees, the division of responsibilities and the application of formal policies and procedures, National Steel Corporation has an effective and responsive system of internal accounting controls.

           The Audit Committee of the Board of Directors, which is composed solely of non-employee directors, provides oversight to the financial reporting process through periodic meetings. The Audit Committee is responsible for recommending to the Board of Directors, subject to approval by the Board and ratification by stockholders, the independent auditors to perform audit and related work for the Company, for reviewing with the independent auditors the scope of their audit of the Company’s financial statements, for reviewing with the Company’s internal auditors the scope of the plan of audit, for meeting with the independent auditors and the Company’s internal auditors to review the results of their audits and the Company’s internal accounting controls and for reviewing other professional services being performed for the Company by the independent auditors. Both the independent auditors and the Company’s internal auditors have free access to the Audit Committee.

           Management believes the system of internal accounting controls provides reasonable assurance that business activities are conducted in a manner consistent with the Company’s high standards of business conduct, and the Company ’s financial accounting system contains the integrity and objectivity necessary to maintain accountability for assets and to prepare National Steel Corporation’s financial statements in accordance with generally accepted accounting principles.

/s/ Yutaka Tanaka
Yutaka Tanaka
Chairman & Chief Executive Officer

/s/ John A. Maczuzak John A. Maczuzak President & Chief Operating Officer	/s/ Glenn H. Gage Glenn H. Gage Senior Vice President & Chief Financial Officer

REPORT OF ERNST & YOUNG LLP

INDEPENDENT AUDITORS

Board of Directors

National Steel Corporation

           We have audited the accompanying consolidated balance sheets of National Steel Corporation and subsidiaries (the “Company”) as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity and redeemable preferred stock —Series B for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

[Ernst & Young Signature Logo]

Indianapolis, Indiana
January 25, 2000

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

	Years Ended December 31,
	1999	1998	1997
Net Sales	$2,849.6	$2,848.0	$3,139.7
Cost of products sold	2,581.7	2,496.8	2,674.4
Selling, general and administrative expense	147.8	153.6	141.3
Depreciation	140.1	129.1	134.5
Equity income of affiliates	(2.1)	(1.2)	(1.5)
Unusual credit	—	(26.6)	—

Income (Loss) from Operations	(17.9)	96.3	191.0
Other (income) expense
Interest and other financial income	(11.5)	(15.8)	(19.2)
Interest and other financial expense	39.6	26.7	33.8
Net gain on disposal of non-core assets and other related activities	(0.8)	(2.7)	(58.7)

Income (Loss) before Income Taxes and Extraordinary Item	(45.2)	88.1	235.1
Income taxes (credit)	(2.1)	4.3	16.2

Income (Loss) before Extraordinary Item	(43.1)	83.8	218.9
Extraordinary item	—	—	(5.4)

Net Income (Loss)	(43.1)	83.8	213.5
Less preferred stock dividends	—	—	10.2

Net Income (Loss) Applicable to Common Stock	$ (43.1)	$ 83.8	$ 203.3

Basic Earnings Per Share:
Income (loss) before extraordinary item	$ (1.04)	$ 1.94	$ 4.82
Extraordinary items	—	—	(.12)

Net Income (Loss) Applicable to Common Stock	$ (1.04)	$ 1.94	$ 4.70

Diluted Earnings Per Share:
Income (loss) before extraordinary item	$ (1.04)	$ 1.94	$ 4.76
Extraordinary item	—	—	(.12)

Net Income (Loss) Applicable to Common Stock	$ (1.04)	$ 1.94	$ 4.64

Weighted average shares outstanding (in thousands)	41,411	43,202	43,288

Dividends paid per common share	$ 0.28	$ 0.28	$ —

See notes to consolidated financial statements.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Per Share Amounts)

	December 31,
	1999	1998
ASSETS
Current assets
Cash and cash equivalents	$ 58.4	$ 137.9
Receivables, net	322.8	245.7
Inventories	519.7	472.8
Deferred tax assets	28.2	23.3
Other	29.5	19.9

Total current assets	958.6	899.6
Investments in affiliated companies	21.8	19.5
Property, plant and equipment, net	1,446.4	1,270.5
Deferred tax assets	178.0	179.3
Intangible pension asset	63.0	89.5
Other assets	32.7	25.6

	$2,700.5	$2,484.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 246.1	$ 241.7
Current portion of long-term obligations	31.2	30.3
Short-term borrowings	—	6.9
Salaries, wages, benefits and related taxes	109.5	95.7
Pension	78.6	14.9
Income taxes	11.9	22.6
Other accrued liabilities	120.6	134.7

Total current liabilites	597.9	546.8
Long-term obligations	555.6	285.8
Long-term pension liabilities	91.6	128.5
Minimum pension liabilities	68.5	140.5
Postretirement benefits other than pensions	433.0	398.1
Other long-term liabilities	120.7	134.0
Commitments And Contingencies
Stockholders’ equity
Common Stock par value $.01:
Class A—authorized 30,000,000 shares; issued and outstanding 22,100,000 shares in 1999 and 1998	0.2	0.2
Class B—authorized 65,000,000 shares; issued 21,188,240 shares in 1999 and 1998	0.2	0.2
Additional paid-in capital	491.8	491.8
Retained earnings	362.6	417.5
Treasury stock, at cost: 2,000,000 shares in 1999; 1,109,700 shares in 1998	(16.3)	(8.4)
Accumulated other comprehensive income (loss):
Minimum pension liability	(5.5)	(51.0)

Total stockholders ’ equity	833.2	850.3

	$2,700.5	$2,484.0

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Years Ended December 31,
	1999	1998	1997
Cash Flows from Operating Activities:
Net income (loss)	$ (43.1)	$ 83.8	$ 213.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	140.1	129.2	134.5
Net gain on disposal of non-core assets	(0.8)	(2.7)	(58.8)
Extraordinary item (net)	—	—	5.4
Deferred income taxes	(2.9)	(19.6)	(21.8)
Changes in assets and liabilities:
Receivables	(77.1)	38.4	4.8
Inventories	(46.9)	(98.6)	56.4
Accounts payable	4.4	4.4	0.9
Pension liability (net of change in intangible pension asset)	26.9	(86.5)	(24.0)
Postretirement benefits	24.9	26.5	34.9
Accrued liabilities	(1.2)	(46.9)	1.5
Other	(16.1)	12.5	(15.3)

Net Cash Provided by Operating Activities	8.2	31.7	332.2
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(318.3)	(171.1)	(151.8)
Net proceeds from sale of assets	0.5	1.4	—
Net proceeds from disposal of non-core assets	0.6	3.3	320.6
Acquisition of ProCoil	(7.7)	—	(0.3)

Net Cash Provided by (Used in) Investing Activities	(324.7)	(168.4)	168.5
Cash Flows from Financing Activities:
Redemption of Preferred Stock—Series A and B	—	—	(83.8)
Repurchase of Class B common stock	(7.9)	(8.4)	—
Prepayment of related party debt and associated costs	—	—	(158.8)
Debt repayment	(55.4)	(34.2)	(35.0)
Borrowings —net	311.9	14.7	3.9
Payment of released Weirton benefit liabilities and unreleased Weirton liabilities and their release in lieu of cash dividends on Preferred Stock—Series B	—	—	(19.2)
Dividend payments on common stock	(11.6)	(12.1)	—
Dividend payments on Preferred Stock—Series A and B	—	—	(4.2)

Net Cash Provided by (Used in) Financing Activities	237.0	(40.0)	(297.1)

Net Increase (Decrease) In Cash and Cash Equivalents	(79.5)	(174.7)	203.6
Cash and cash equivalents, at beginning of the year	137.9	312.6	109.0

Cash and cash equivalents, at end of the year	$ 58.4	$ 137.9	$ 312.6

Supplemental Cash Payment Information
Interest and other financing costs paid	$ 30.6	$ 27.7	$ 38.9
Income taxes paid	19.2	17.2	45.2

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND REDEEMABLE PREFERRED STOCK—SERIES B

(Dollars in Millions)

	Common Stock— Class A	Common Stock— Class B	Preferred Stock— Series A	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Redeemable Preferred Stock— Series B
Balance at January 1, 1997	$0.2	$0.2	$ 36.7	$465.3	$142.6	$ —	$ (0.5)	$644.5	$ 63.5
Comprehensive Income:
Net income					213.5			213.5
Other comprehensive income: Minimum pension liability							(0.6)	(0.6)

Comprehensive income								212.9

Amortization of excess of book value over redemption value of Redeemable Preferred Stock—Series B					1.3			1.3	(1.3)
Cumulative dividends on Preferred Stock—Series A and B					(11.6)			(11.6)
Redemption of Preferred Stock —Series A			(36.7)					(36.7)
Redemption of Redeemable Preferred Stock—Series B and related settlement with Avatex				26.5				26.5	(62.2)

Balance at December 31, 1997	0.2	0.2	—	491.8	345.8	—	(1.1)	836.9	—
Comprehensive Income:
Net income					83.8			83.8
Other comprehensive income:
Minimum pension liability							(49.9)	(49.9)

Comprehensive income								33.9

Dividends on common stock					(12.1)			(12.1)
Purchase of 1,109,700 shares of Class B common stock						(8.4)		(8.4)

Balance at December 31, 1998	0.2	0.2	—	491.8	417.5	(8.4)	(51.0)	850.3
Comprehensive loss:
Net loss					(43.1)			(43.1)
Other comprehensive income:
Minimum pension liability							45.5	45.5

Comprehensive income								2.4

Dividends on common stock					(11.6)			(11.6)
Purchase of 890,300 shares of Class B common stock						(7.9)		(7.9)

Balance at December 31, 1999	$0.2	$0.2	$ —	$491.8	$362.8	$(16.3)	$ (5.5)	$833.2	$ —

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

Note 1. Description of the Business and Significant Accounting Policies

           National Steel Corporation (together with its majority owned subsidiaries, the “Company”) is a domestic manufacturer engaged in a single line of business, the production and processing of steel. The Company targets high value-added applications of flat rolled carbon steel for sale primarily to the automotive, construction and container markets. The Company also sells hot and cold-rolled steel to a wide variety of other users including the pipe and tube industry and independent steel service centers. The Company’s principal markets are located throughout the United States.

           Since 1986, the Company has had cooperative labor agreements with the United Steelworkers of America (the “USWA”), the International Chemical Workers Union Council of the United Food and Commercial Workers and other labor organizations, which collectively represent 82% of the Company’s employees. The Company entered into five-year agreements with these labor organizations in 1999. Additionally, these 1999 agreements contain a no-strike clause also effective through the term of the agreements.

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

Receivables

           Receivables consist of trade and notes receivable and other miscellaneous receivables including refundable income taxes. Concentration of credit risk related to trade receivables is limited due to the large numbers of customers in differing industries and geographic areas and management ’s credit practices. Receivables are shown net of allowances, and estimated claims of $19.6 million and $16.9 million at December 31, 1999 and 1998, respectively. Activity relating to the allowance was as follows:

	1999	1998	1997
	Dollars in millions
Balance, January 1	$16.9	$17.6	$19.3
Provision for doubtful accounts	2.8	1.3	1.0
Doubtful accounts written off, net of recoveries	(0.6)	(0.4)	0.1
Other, net	0.5	(1.6)	(2.8)

Balance, December 31	$19.6	$16.9	$17.6

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

Inventories

           Inventories are stated at the lower of last-in, first-out (“LIFO”) cost or market.

           Based on replacement cost, inventories would have been approximately $145.6 million and $178.2 million higher than reported at December 31, 1999 and 1998, respectively. In 1999 and 1998 there were no liquidations of LIFO inventory values. During 1997 certain inventory quantity reductions caused liquidations of LIFO inventory values that did not have a material effect on net income.

           Inventories as of December 31, are as follows:

	1999	1998
	Dollars in millions
Inventories
Finished and semi-finished	$461.4	$421.6
Raw materials and supplies	196.3	197.2

	657.7	618.8
Less LIFO reserve	138.0	146.0

	$519.7	$472.8

Investments in Affiliated Companies

           Investments in affiliated companies (corporate joint ventures and 20.0% to 50.0% owned companies) are stated at cost plus equity in undistributed earnings since acquisition. Undistributed deficit of affiliated companies included in retained earnings at December 31, 1999 and 1998 amounted to $1.5 million and $1.9 million, respectively. (See Note 10. Non-Operational Income Statement Activities.)

           In May 1997, the Company acquired an additional 12% of the equity in ProCoil Corporation (“ProCoil”) for approximately $0.4 million, bringing the Company’s total ownership to 56% as of December 31, 1997. On March 31, 1999, the Company completed the acquisition of the remaining 44% minority interest of ProCoil for $7.7 million in cash. The acquisition was accounted for using the purchase method of accounting. During the third quarter of 1999, the excess purchase price over the book value of the underlying assets was allocated to property, plant and equipment to reflect their fair value and will be depreciated over the remaining useful life of these assets.

Property, Plant and Equipment

           Property, plant and equipment are stated at cost and include certain expenditures for leased facilities. Interest costs applicable to facilities under construction are capitalized. Capitalized interest amounted to $13.0 million in 1999, $3.8 million in 1998 and $5.3 million in 1997. Depreciation of capitalized interest amounted to $3.6 million in both 1999 and 1998 and $4.5 million in 1997.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            Property, plant and equipment as of December 31, are as follows:

	1999	1998
	Dollars in millions
Land and land improvements	$ 180.1	$ 187.1
Buildings	313.5	310.1
Machinery and equipment	3,235.6	2,978.3

Total property, plant and equipment	3,729.2	3,475.5
Less accumulated depreciation	2,282.8	2,205.0

Net property, plant and equipment	$1,446.4	$1,270.5

Depreciation

           Depreciation of production facilities, equipment and capitalized lease obligations are generally computed by the straight-line method over their estimated useful life or, if applicable, remaining lease term, if shorter. The following useful lives are used for financial statement purposes:

Land improvements	10–20 years
Buildings	15–40 years
Machinery and equipment	3–15 years

           Depreciation of furnace relinings are computed on the basis of tonnage produced in relation to estimated total production to be obtained from such facilities.

Research and Development

           Research and development costs are expensed when incurred as a component of cost of products sold. Expenses for 1999, 1998 and 1997 were $10.7 million, $11.0 million and $10.9 million, respectively.

Financial Instruments

           Financial instruments consist of cash and cash equivalents and long-term obligations (excluding capitalized lease obligations). The fair value of cash and cash equivalents approximates their carrying amounts at December 31, 1999. The carrying value of long-term obligations (excluding capitalized lease obligations) exceeded the fair value by approximately $1.2 million at December 31, 1999. The fair value is estimated using discounted cash flows based on current interest rates for similar issues.

Earnings per Share (Basic and Diluted)

           Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. If a net loss is incurred, dilutive stock options are considered antidilutive and are excluded from the dilutive EPS calculation.

           The calculation of the dilutive effect of stock options on the weighted average shares is as follows:

	1999	1998	1997
	Shares in thousands
Denominator for basic earnings per share—weighted-average shares	41,411	43,202	43,288
Effect of stock options	—	69	485

Denominator for diluted earnings per share	41,411	43,271	43,773

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            Options to purchase common stock of 1,069,993 shares in 1999, 429,967 shares in 1998 and 194,000 shares in 1997 were outstanding, but were excluded from the computation of diluted earnings per share because a net loss was incurred or the exercise prices were greater than the average market price of the common shares during those years.

Stock-Based Compensation

           The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (SFAS 123). (See Note 15. Long-Term Incentive Plan)

Use of Estimates

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

Impact of Recently Issued Accounting Standards

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which was required to be adopted in years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, which delays the required adoption date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company.

Note 2. Audit Committee Inquiry and Securities and Exchange Commission Inquiry

           In the third quarter of 1997, the Audit Committee of the Company’s Board of Directors was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, inquired into these matters. The Company, based upon the inquiry, restated its financial statements for certain prior periods. On January 29, 1998, the Company filed a Form 10-K/A for 1996 and Forms 10-Q/A for the first, second and third quarters of 1997 reflecting the restatements. (See these Forms for information about the restatement, the report of legal counsel to the Audit Committee and the recommendations, approved by the Board of Directors, to improve the Company’s system of internal controls contained in the aforementioned report.) In accordance with the recommendations, the Company in early 1998 undertook an assessment of its internal control over financial reporting, made improvements and engaged a major independent accounting firm to examine and report on management’s assertion about the effectiveness of the Company ’s internal control over financial reporting. The accounting firm ’s report was issued in March 1999 and indicated that in that firm’s opinion, management’s assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, as of March 1, 1999 is fairly stated, in all material respects, based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( “COSO”). Because of inherent limitations in internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting, including safeguarding of assets, to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

           The Securities and Exchange Commission (the “Commission”) has authorized an investigation pursuant to a formal order of investigation relating to the matters described above. The Company has been cooperating with the staff of the Commission and intends to continue to do so. Additionally, a complaint has been filed seeking shareholder class action status and alleging violations of the federal securities laws, generally relating to the matters described above. The lawsuit was dismissed with prejudice, but the plaintiffs have filed an appeal of the dismissal.

Note 3. Capital Structure

           At December 31, 1999, the Company’s capital structure was as follows.

Class A Common Stock: The Company had 30,000,000 shares of $.01 par value Class A Common Stock authorized, of which 22,100,000 shares were issued and outstanding and owned by NKK U.S.A. Corporation. Each share is entitled to two votes. Dividends of $0.28 per share were paid in 1999 and 1998. No cash dividends were paid on the Class A Common Stock in 1997 or 1996. As a result of its ownership of the Class A Common Stock, NKK U.S.A. Corporation controls approximately 69.7% of the voting power of the Company.

Class B Common Stock: The Company had 65,000,000 shares of $.01 par value Class B Common Stock authorized, 21,188,240 shares issued, and 19,188,240 outstanding net of 2,000,000 shares of Treasury Stock. Dividends of $0.28 per share were paid in 1999 and 1998. No cash dividends were paid on the Class B Common Stock in 1997. All of the issued and outstanding shares of Class B Common Stock are publicly traded and are entitled to one vote.

           On August 26, 1998, the Board of Directors authorized the repurchase of up to two million shares of the Class B Common Stock. In March 1999, the Company completed the repurchase of these shares at a total cost during 1998 and 1999 of $16.3 million.

           In years prior to 1997, the Company had two series of preferred stock outstanding. Both of these series of stock were redeemed in the fourth quarter of 1997.

           Prior to redemption, which occurred on December 29, 1997, there were 5,000 shares of $1.00 par value Series A Preferred Stock issued and outstanding. All of this stock was owned by NKK U.S.A Corporation. Annual dividends of $806.30 per share were cumulative and payable quarterly. Dividend payments of approximately $4 million were paid in 1997. This stock was redeemed at its book value of approximately $36.7 million plus accrued dividends through the redemption date. This stock had not been subject to mandatory redemption provisions.

           The Company also had 10,000 shares of Redeemable Preferred Stock—Series B issued and outstanding prior to the redemption of these shares on November 24, 1997. This stock had been owned by Avatex Corporation (“Avatex ”—formerly known as FoxMeyer Health Corporation). Annual dividends of $806.30 per share were cumulative and payable quarterly. This stock was subject to mandatory redemption on August 5, 2000 at a price of $58.3 million. The difference between this price and the book value of the stock was being amortized to retained earnings. Concurrent with the stock repurchase in 1997, the Company and Avatex settled Avatex’s obligations relating to certain Weirton liabilities for which Avatex agreed to indemnify the Company in prior recapitalization programs. In 1997, dividends were accrued and paid on this stock through November 4, 1997.

Note 4. Segment Information

           The Company has one reportable segment: Steel. The Steel segment consists of two operating segments, the Regional Division and the Granite City Division, that produce and sell hot and cold-rolled steel to automotive, construction, container, and pipe and tube customers as well as independent steel service centers. The Company’s operating segments are primarily organized and managed by geographic location. A third operating segment, National Steel Pellet Company, has been combined with “All Other” as it does not meet the quantitative thresholds for determining reportable segments. “All Other” includes the Company’s pellet operations, transportation divisions, administrative office and certain steel processing and warehousing operations. “All Other” revenues from external customers are attributable primarily to steel processing, warehousing and transportation services.

           The Company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the Steel segment are the same as described in Note 1 to the financial statements. Intersegment sales and transfers are accounted for at market prices and are eliminated in consolidation.

	1999			1998
	Steel	All Other	Total	Steel	All Other	Total
	Dollars in millions
Revenues from external customers	$2,831.9	$ 17.7	$2,849.6	$2,829.1	$ 18.9	$2,848.0
Intersegment revenues	654.4	3,171.4	3,825.8	612.4	3,131.0	3,743.4
Depreciation expense	110.8	29.3	140.1	99.4	29.7	129.1
Segment income (loss) from operations	(29.1)	11.2	(17.9)	128.9	(32.6)	96.3
Segment assets	1,708.6	991.9	2,700.5	1,524.3	959.7	2,484.0
Expenditures for long-lived assets	237.4	80.9	318.3	128.6	42.5	171.1

           Included in “All Other” intersegment revenues in 1999 and 1998, respectively, is $2,907.6 million and $2,886.9 million of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            The following table sets forth the percentage of the Company’s revenues from various markets for 1999, 1998 and 1997:

	1999	1998	1997
Automotive	32.6%	29.5%	27.0%
Construction	23.5	26.6	24.8
Containers	11.6	11.3	11.0
Pipe and Tube	6.3	5.6	7.3
Service Centers	20.0	19.5	21.3
All Other	6.0	7.5	8.6

	100.0%	100.0%	100.0%

           No single customer accounted for more than 10.0% of net sales in 1999, 1998 or 1997. Export sales accounted for approximately 2.0% of revenues in 1999, 2.1% in 1998 and 2.0% in 1997. The Company has no long-lived assets that are maintained outside of the United States.

Note 5. Long-Term Obligations

           Long-term obligations were as follows:

	December 31,
	1999	1998
	Dollars in millions
First Mortgage Bonds, 9.875% Series due March 1, 2009, with general first liens on principal plants, properties and certain subsidiaries	$300.0	$ —
First Mortgage Bonds, 6.375% Series due August 1, 2005, with general first liens on principal plants, properties and certain subsidiaries	75.0	75.0
Vacuum Degassing Facility Loan, 10.336% fixed rate due in semi-annual installments through 2000, with a first mortgage in favor of the lenders	4.3	12.4
Continuous Caster Facility Loan, 10.057% fixed rate to 2000 when the rate will be reset to a current rate. Equal semi-annual payments due through 2007, with a first mortgage in favor of the lenders	83.9	101.2
Pickle Line Loan, 7.726% fixed rate due in equal semi-annual installments through 2007, with a first mortgage in favor of the lender	68.2	73.7
ProCoil, various rates and due dates	4.7	17.3
Capitalized lease obligations	23.5	16.6
Other	17.2	19.9

Total long-term obligations	586.8	316.1
Less long-term obligations due within one year	31.2	30.3

Long-term obligations	$555.6	$285.8

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            Future minimum payments for all long-term obligations and leases as of December 31, 1999 are as follows:

	Capitalized Leases	Operating Leases	Other Long-Term Obligations
	Dollars in millions
2000	$ 9.9	$ 58.1	$ 23.2
2001	10.0	46.9	23.8
2002	3.3	42.2	26.4
2003	3.0	45.8	25.7
2004	0.9	43.4	27.3
Thereafter	—	30.3	436.9

Total payments	27.1	$267.7	$563.3

Less amount representing interest	3.6
Less current portion of obligations under capitalized leases	8.0

Long-term obligations under capitalized leases	$ 15.5

Assets under capitalized leases:
Machinery and equipment	$ 50.3
Less accumulated depreciation	(33.6)

	$ 16.7

           Operating leases include a coke battery facility which services Granite City and expires in 2004, a continuous caster and the related ladle metallurgy facility which services Great Lakes and expires in 2008, and an electrolytic galvanizing facility which services Great Lakes and expires in 2001. Upon expiration, the Company has the option to extend the leases or purchase the equipment at fair market value. The Company’s remaining operating leases cover various types of properties, primarily machinery and equipment, which have lease terms generally for periods of 2 to 20 years, and which are expected to be renewed or replaced by other leases in the normal course of business. Rental expense totaled $71.8 million in 1999, $73.1 million in 1998, and $75.3 million in 1997.

Credit Arrangements

           The Company’s credit arrangements consist of a Receivables Purchase Agreement with commitments of up to $200.0 million that expires in September 2002 and a new $200.0 million credit facility secured by the Company ’s inventories (the “Inventory Facility”) that expires in November 2004. The new inventory credit facility replaces the previous $150 million inventory credit facilities which were due to expire in 2000.

           The Company is currently in compliance with all covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facility and other debt instruments. On December 31, 1999, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facility, and outstanding letters of credit under the Receivables Purchase Agreement totaled $48.4 million. During 1999, the maximum availability under the Receivables Purchase Agreement, after reduction for letters of credit outstanding, varied from $71.8 million to $151.6 million and was $151.6 million as of December 31, 1999.

           Various debt and certain lease agreements include restrictions on the amount of stockholders’ equity available for the payment of dividends. Under the most restrictive of these covenants, stockholders’ equity in the amount of $392.0 million was free of such limitations at December 31, 1999.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 6. Pension and Other Postretirement Employee Benefits

           The Company has various qualified and nonqualified pension plans and other postretirement employee benefit (“OPEB”) plans for its employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ended September 30, 1999 and 1998, and the plans funded status at September 30 reconciled to the amounts recognized on the balance sheet on December 31, 1999 and 1998:

	Pension Benefits		Other Postretirement Benefits
	1999	1998	1999	1998
	Dollars in millions
Reconciliation of benefit obligation
Benefit obligation, October 1 Prior Year	$2,213.2	$2,077.2	$ 794.9	$ 710.8
Service cost	31.1	27.3	13.1	11.2
Interest cost	142.1	151.9	51.9	52.3
Participant contributions	—	—	4.9	4.9
Other contributions	5.1	7.2	—	—
Plan amendments	92.3	—	4.2	—
Actuarial loss (gain)	(126.4)	113.1	(60.0)	67.6
Benefits paid	(157.7)	(163.5)	(57.8)	(51.9)

Benefit obligation, September 30	$2,199.7	$2,213.2	$ 751.2	$ 794.9

Reconciliation of fair value of plan assets
Fair value of plan assets, October 1 Prior Year	$1,830.1	$1,846.5	$ 97.3	$ 82.7
Actual return on plan assets	237.9	17.1	17.0	9.6
Company contributions	29.4	122.8	57.9	52.0
Participant contributions	—	—	4.9	4.9
Other contributions	5.1	7.2	—	—
Benefits paid	(157.7)	(163.5)	(57.8)	(51.9)

Fair value of plan assets, September 30	$1,944.8	$1,830.1	$ 119.3	$ 97.3

Funded Status
Funded status, September 30	$ (254.9)	$ (383.1)	$(631.9)	$(697.6)
Unrecognized actuarial (gain) loss	(90.0)	124.7	(159.3)	(95.1)
Unamortized prior service cost	156.9	75.4	4.2	—
Unrecognized net transition obligation	17.8	26.6	345.9	373.2
Fourth quarter reimbursement from trust	—	—	(5.5)	—
Fourth quarter contributions	—	13.0	13.6	11.4

Net amount recognized, December 31	$ (170.2)	$ (143.4)	$(433.0)	$(408.1)

           Pursuant to the terms of the 1993 Settlement Agreement between the Company and the United Steelworkers of America (“USWA”), a VEBA Trust was established. Under the terms of the agreement, the Company agreed to contribute a minimum of $10.0 million annually. Effective August 1, 1999, a new five-year agreement was ratified between the Company and the USWA and the requirement for mandatory contributions to the VEBA Trust was eliminated over the term of the agreement. Prior to the new agreement, a $5.0 million contribution was made to the Trust in 1999. In 1998, there was no contribution made to the VEBA Trust due to a special agreement with the USWA. The Company was reimbursed $5.5 million during the fourth quarter of 1999 by the Trust in recognition of benefits paid during the year to participants of the Funded Hourly Postretirement Welfare Plan.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            Other contributions reflect reimbursements from the Weirton Steel Corporation ( “Weirton”), the Company’s former Weirton Steel Division, for retired Weirton employees whose pension benefits are paid by the Company but are partially the responsibility of Weirton. An offsetting amount is reflected in benefits paid.

           Due to a November 30, 1997 acquisition, assets and liabilities disclosed at 1998 year-end for the Weirton benefit plans were determined as of November 30, 1998. Except for a discount rate of 7.00%, the November 30, 1998 assumptions were the same as the September 30, 1998 assumptions disclosed below. Effective in 1999, the Weirton benefit plans results are determined as of September 30. The impact of this change in measurement date was not material.

           The following table provides the amounts recognized in the consolidated balance sheet as of December 31 of both years:

	Pension Benefits		Other Postretirement Benefits
	1999	1998	1999	1998
	Dollars in millions
Prepaid benefit cost	$ 30.8	$ 20.5	$ N/A	$ N/A
Accrued benefit liability	(201.0)	(163.9)	(433.0)	(408.1)
Additional minimum liability	(68.5)	(140.5)	N/A	N/A
Intangible asset	63.0	89.5	N/A	N/A
Accumulated other comprehensive income	5.5	51.0	N/A	N/A

Recognized amount	$(170.2)	$(143.4)	$(433.0)	$(408.1)

           The projected benefit obligation, accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with an ABO in excess of plan assets were $1,741.8 million, $1,627.5 million and $1,451.8 million, respectively, as of December 31, 1999 and $1,747.0 million, $1,613.8 million and $1,331.6 million, respectively, as of December 31, 1998.

           The following table provides the components of net periodic benefit cost for the plans for fiscal years 1999, 1998 and 1997.

	Pension Benefits			Other Postretirement Benefits
	1999	1998	1997	1999	1998	1997
	Dollars in millions
Net periodic cost
Service cost	$ 31.1	$ 27.3	$ 24.1	$13.1	$11.2	$11.3
Interest cost	146.8	151.9	115.0	53.0	52.3	48.6
Expected return on assets	(162.2)	(159.3)	(101.2)	(9.7)	(8.3)	(5.1)
Prior service cost amortization	10.8	10.8	11.2	—	—	—
Actuarial (gain)/loss amortization	6.1	0.2	—	(3.0)	(8.5)	(6.7)
Transition amount amortization	8.8	8.8	8.8	27.3	27.3	27.3

Net periodic benefit cost	$ 41.4	$ 39.7	$ 57.9	$80.7	$74.0	$75.4

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            The Company generally uses a September 30 measurement date. The assumptions used in the measuring of the Company’s benefit obligations and costs are shown in the following table:

	1999	1998	1997
	Weighted-average assumptions, September 30
Discount rate	7.50%	6.75%	7.50%
Expected return on plan assets—Pension	9.75%	9.75%	9.75%
Expected return on plan assets—Retiree Welfare	9.75%	9.75%	9.25%
Rate of compensation increase	4.18%	4.20%	4.70%

           Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on 1999 service and interest cost and the accumulated postretirement benefit obligation at September 30, 1999:

	1% Increase	1% Decrease
	Dollars in millions
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$ 7.6	$ (7.8)
Effect on the health care component of the accumulated postretirement benefit obligation	73.4	(75.9)

           The Company has assumed a 6.3% health-care cost trend rate at September 30, 1999, reducing 0.65% for two years, reaching an ultimate trend rate of 5.0% in 2003.

Note 7. Other Long-Term Liabilities

           Other long-term liabilities at December 31, consisted of the following:

	1999	1998
	Dollars in millions
Deferred gain on sale leasebacks	$ 10.0	$ 14.3
Insurance and employee benefits (excluding pensions and OPEBs)	79.5	84.5
Plant closings	10.7	15.3
Other	20.5	19.9

Total Other Long-Term Liabilities	$120.7	$134.0

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 8. Income Taxes

           Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31 are as follows:

	1999	1998
	Dollars in millions
Deferred tax assets
Accrued liabilities	$ 96.6	$ 82.6
Employee benefits	211.6	222.1
Net operating loss ( “NOL”) carryforwards	25.8	0.6
Leases	4.5	7.1
Federal tax credits	86.6	85.1
Other	21.5	21.6

Total deferred tax assets	446.5	419.1
Valuation allowance	(49.9)	(32.9)

Deferred tax assets net of valuation allowance	396.7	366.2
Deferred tax liabilities
Book basis of property in excess of tax basis	(170.3)	(156.9)
Excess tax LIFO over book	(12.5)	(14.8)
Other	(7.7)	(11.9)

Total deferred tax liabilities	(190.5)	(183.6)

Net deferred tax assets after valuation allowance	$ 206.2	$ 202.8

           In 1999 and 1998, the Company determined that it was more likely than not that approximately $534 million and $525 million, respectively, of future taxable income would be generated to justify the net deferred tax assets after the valuation allowance. Accordingly, the Company recognized additional deferred tax assets of $3.6 million in 1999 and $29.5 million in 1998.

           Significant components of income taxes (credit) are as follows:

	1999	1998	1997
	Dollars in millions
Current taxes payable:
Federal tax	$—	$ 21.7	$ 35.6
State and foreign	0.8	2.2	2.2
Deferred tax credit	(2.9)	(19.6)	(21.6)

Income taxes (credit)	$(2.1)	$ 4.3	$ 16.2

           The reconciliation of income tax computed at the federal statutory tax rates to the recorded income taxes (credit) is as follows:

	1999	1998	1997
	Dollars in millions
Tax at federal statutory rates	$(15.6)	$ 30.8	$ 82.3
State income taxes, net	—	0.7	(1.3)
Change in valuation allowance	16.3	(29.4)	(68.1)
Depletion	(3.2)	(2.2)	(5.2)
Other, net	0.4	4.4	8.5

Income taxes (credit)	$ (2.1)	$ 4.3	$ 16.2

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            At December 31, 1999, the Company had unused NOL carryforwards of approximately $69.3 million, which expire in 2019, and had unused alternative minimum tax credit and other tax credit carryforwards of approximately $86.6 million which may be applied to offset its future regular federal income tax liabilities. These tax credits may be carried forward indefinitely.

Note 9. Weirton Liabilities

           In 1984, NKK purchased a 50% equity interest in the Company from Avatex. As a part of these transactions, Avatex agreed to indemnify the Company, based on agreed-upon assumptions, for certain ongoing employee benefit liabilities related to the Company’s former Weirton Steel Division (“Weirton”), which had been divested through an Employee Stock Ownership Plan arrangement in 1984. In 1990, NKK purchased an additional 20% equity interest in the Company from Avatex. As a part of the 1990 transaction, Avatex contributed $146.6 million to the Company for employee benefit related liabilities and agreed that dividends from the Redeemable Preferred Stock—Series B would be primarily used to fund pension obligations of Weirton. Under this arrangement, it was agreed that the Company would release Avatex from its indemnification obligation at the time of the scheduled redemption of the Redeemable Preferred Stock—Series B or at an earlier date if agreed to by the parties. The Redeemable Preferred Stock—Series B was scheduled to be redeemed in the year 2000. Avatex also agreed in 1984 to indemnify the Company against certain environmental liabilities related to Weirton and the Company’s subsidiary, The Hanna Furnace Corporation ( “Environmental Liabilities”). In 1994, Avatex prepaid $10.0 million to the Company with respect to these Environmental Liabilities. In 1995, the Company redeemed one half of the outstanding Redeemable Preferred Stock—Series B for approximately $67 million, with the proceeds going to partially fund the Weirton pension obligations.

           During the fourth quarter of 1997, the Company redeemed all remaining Redeemable Preferred Stock—Series B held by Avatex, which had a book value including accrued dividends of $62.6 million. In addition, the Company finalized a settlement with Avatex regarding certain employee benefit liabilities associated with Weirton, as well as the Environmental Liabilities. As a result of the redemption and settlement, in 1997, the Company made a payment of $59.0 million to Avatex and paid an additional $10.0 million, without interest, in 1998. In connection with the settlement, Avatex released any claims to amounts received, or to be received, with respect to settlements reached in a lawsuit brought by the Company and Avatex against certain former insurers of the Company, wherein recovery was sought for past and future environmental claims, which included the Environmental Liabilities. During the fourth quarter of 1997, the Company recognized insurance proceeds (net of taxes and expenses) aggregating approximately $13.6 million related to the settlement of such lawsuit. The Company also retained the $9.2 million remaining balance of the Environmental Liabilities prepayment made by Avatex in 1994.

           Under its settlement with Avatex, the Company has recorded liabilities for the Weirton pension obligation, certain other Weirton employee benefit liabilities and the Environmental Liabilities and has relieved Avatex from any future indemnity obligation with regard to all such liabilities.

           The redemption of Redeemable Preferred Stock—Series B and the related transactions described above, which are the resolution of the 1990 recapitalization plan, were reflected as a capital transaction resulting in an increase in additional paid-in capital of approximately $26.5 million in 1997.

Note 10. Non-Operational Income Statement Activities

           A number of non-operational activities are reflected in the consolidated statement of income in each of the three years ended December 31, 1999. A discussion of these items follows.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Unusual Credit

           During the third quarter of 1998, the Company recorded an unusual credit of $26.6 million resulting from the settlement of a lawsuit seeking a reduction in the assessed value of the Company’s real and personal property at Great Lakes relating to the 1991 through 1997 tax years. The Company received tax refunds and was granted a lower assessment base that has resulted in additional tax savings.

Net Gain on the Disposal of Non-Core Assets and Other Related Activities

           In 1999, 1998 and 1997, the Company disposed, or made provisions for disposing of, certain non-core assets. The effects of these transactions and other activities relating to non-core assets are presented as a separate component in the consolidated statements of income. A discussion of these items follows.

           During the first and fourth quarters of 1999, the Company sold properties located in Michigan. The Company received proceeds of $0.8 million (net of taxes and expenses) and recorded a net gain in the same amount from the sales of these properties.

           During the second quarter of 1998, the Company sold two properties located at Midwest. The Company received proceeds (net of taxes and expenses) of $3.3 million and recorded a net gain of $2.7 million related to the sales.

           On April 1, 1997, the Company completed the sale of its 21.7% minority equity interest in the Iron Ore Company of Canada (“IOC”) to North Limited, an Australian mining and metal company. The Company received proceeds (net of taxes and expenses) of $75.3 million in exchange for its interest in IOC and recorded a $37.0 million gain. The Company will continue to purchase iron ore at fair market value from IOC pursuant to the terms of long-term supply agreements.

           On June 12, 1997, the Company completed the sale of the Great Lakes No. 5 coke battery and other related assets, including coal inventories, to a subsidiary of DTE Energy Company (“DTE”). The Company received proceeds (net of taxes and expenses) of $234.0 million in connection with the sale and recorded a total loss on the transaction of $14.3 million. The Company utilized a portion of the proceeds to prepay the remaining $154.3 million of the related party coke battery debt, resulting in an extraordinary loss of $5.4 million (net of a tax benefit of $1.4 million). As part of the arrangement, the Company has agreed to operate the battery under an operation and maintenance agreement executed with DTE, and will purchase the majority of the coke produced from the battery under a requirements contract, with the price being adjusted during the term of the contract, primarily to reflect changes in production costs.

           In the second quarter of 1997, the Company also recorded a charge of $3.6 million for exit costs related to the decision to cease operations of American Steel Corporation, a wholly-owned subsidiary which pickled and slit steel.

           In 1997, the Company sold four non-core coal properties and recorded a net gain of $11.8 million. In conjunction with one of the property sales, the purchaser agreed to assume the potential environmental liabilities and as a result, the Company eliminated the related accrual of approximately $8.0 million. Additionally, during 1997, the Company received new information related to closed coal properties employee benefit liabilities and other expenses and reduced the related accrual by $19.8 million. In aggregate the above coal properties’ transactions resulted in a gain of $39.6 million in 1997.

Extraordinary Item

           An extraordinary loss of $5.4 million (net of a tax benefit of $1.4 million) was reflected in 1997 income. This loss relates to early debt repayment costs related to debt associated with the Great Lakes No. 5 coke battery, which was sold in the second quarter of 1997.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 11. Related Party Transactions

           Summarized below are transactions between the Company and NKK (the Company’s principal stockholder) and other affiliates accounted for using the equity method.

NKK Transactions

           During 1998, the Company entered into a Turnkey Engineering and Construction Contract with NKK Steel Engineering, Inc. (“NKK SE”), a subsidiary of NKK, to design, engineer, construct and install a continuous galvanizing facility at Great Lakes. The Agreement was unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK. The purchase price payable by the Company to NKK SE for the facility is approximately $139.7 million. During 1999 and 1998, $98.4 million and $15.2 million, respectfully, was paid to NKK SE relating to the above mentioned contract and $6.5 million is included in accounts payable, net of a $9.3 million retention, at December 31, 1999.

           During 1999, the Company purchased from a trading company in arms’ length transactions at competitively bid prices, approximately $24.8 million of finished-coated steel produced by NKK of which $0.6 million is included in accounts payable at December 31, 1999. The Company entered into agreements with NKK in order to fulfill the delivery requirements of a contract with a major automotive customer at a fixed price. During 1999, the Company recorded a loss of $5.4 million relating to these agreements. The Company anticipates that approximately $5.8 million of finished coated steel produced by NKK will be purchased during 2000 so that the Company can fulfill its obligation to the customer. Of this amount, approximately $3.2 million of product has been received during the first two months of 2000.

           During 1999, the Company also purchased from trading companies in arms’ length transactions at competitively bid prices, approximately $22.6 million of slabs produced by NKK. The Company has committed to purchase an additional $3.8 million of slabs produced by NKK during the first quarter of 2000. Effective as of February 16, 2000, the Company entered into a Steel Slab Products Supply Agreement with NKK, the initial term of which extends through December 31, 2000 and will continue on a year-to-year basis thereafter until terminated by either party on six months notice. Pursuant to the terms of this Agreement, the Company will purchase steel slabs produced by NKK at a price determined in accordance with a formula set forth in the Agreement. The quantity of slabs to be purchased is negotiated on a quarterly basis. This Agreement was unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK.

           During 1997, the Company purchased from trading companies in arms length transactions approximately $4.3 million of finished coated steel produced by NKK.

           Effective May 1, 1995, the Company entered into an Agreement for the Transfer of Employees (“Agreement”) which supercedes a prior arrangement with NKK. The Agreement was unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK. Pursuant to the terms of this Agreement, technical and business advice is provided through NKK employees who are transferred to the employ of the Company. The Agreement further provides that the term can be extended from year to year after expiration of the initial term, if approved by NKK and a majority of the directors of the Company who were not then, and never have been, employees of NKK. The Agreement has been extended through calendar year 2000 in accordance with this provision. Pursuant to the terms of the Agreement, the Company is obligated to reimburse NKK for the costs and expenses incurred by NKK in connection with the transfer of these employees, subject to an agreed upon cap. The cap was $7.0 million during each of 1999, 1998 and 1997 and will remain at that amount during 2000. The Company incurred expenditures of approximately $6.3 million, $6.0 million and $6.6 million under this Agreement during 1999, and 1998 and 1997, respectively. In addition, the Company utilized various other engineering services provided by NKK and incurred expenditures of approximately $0.3 million, $0.9 million and $1.3 million for these services during 1999, and 1998 and 1997, respectively.

           In 1999 and 1998, cash dividends of $0.28 per share, or approximately $6.2 million, were paid on 22,100,000 shares of Class A Common Stock owned by NKK. In 1997 cash dividends of approximately $4.0 million were paid on the Preferred Stock-Series A. On December 29, 1997, all shares of Preferred Stock—Series A were redeemed. (See Note 3. Capital Structure.)

           The Company prepaid related party debt of $154.3 million in June of 1997. (See Note 10. Non-Operational Income Statement Activity.)

Affiliate Transactions

           The Company is contractually required to purchase its proportionate share of raw material production or services from certain affiliated companies. Such purchases of raw materials and services aggregated $35.8 million in 1999, $34.3 million in 1998 and $38.3 million in 1997. Additional expenses were incurred in connection with the operation of a joint venture agreement. (See Note 13. Other Commitments and Contingencies.) Accounts payable at December 31, 1999 and 1998 included amounts with affiliated companies accounted for by the equity method of $4.1 million and $3.8 million, respectively. Accounts receivable at December 31, 1999 and 1998 included amounts with affiliated companies of $5.8 million and $5.5 million, respectively.

           The Company has agreed to purchase its proportionate share of the limestone production from an affiliated company, which will approximate $2 million per year. These agreements contain pricing provisions that are expected to approximate market price at the time of purchase.

           The Company sold various prime and non-prime steel products to an affiliated company at prices that approximate market price. Sales totaled approximately $16.2 million in 1999, $12.6 million in 1998 and $13.1 million in 1997.

Note 12. Environmental Liabilities

           The Company’s operations are subject to numerous laws and regulations relating to the protection of human health and the environment. Because these environmental laws and regulations are quite stringent and are generally becoming more stringent, the Company has expended, and can be expected to expend in the future, substantial amounts for compliance with these laws and regulations. Due to the possibility of future changes in circumstances or regulatory requirements, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated.

           It is the Company ’s policy to expense or capitalize, as appropriate, environmental expenditures that relate to current operating sites. Environmental expenditures that relate to past operations and which do not contribute to future or current revenue generation are expensed. With respect to costs for environmental assessments or remediation activities, or penalties or fines that may be imposed for noncompliance with such laws and regulations, such costs are accrued when it is probable that liability for such costs will be incurred and the amount of such costs can be reasonably estimated. The Company has accrued an aggregate liability for such costs of approximately $6.9 million and $3.8 million as of December 31, 1999 and 1998, respectively.

           The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and similar state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible party (“PRP”) at a number of CERCLA and other environmental cleanup proceedings. At some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability. With respect to those sites for which the Company has sufficient information to estimate its potential liability, the Company has accrued an aggregate liability of approximately $13.7 million and $11.2 million as of December 31, 1999 and 1998, respectively.

           The Company has also recorded reclamation and other costs to restore its shutdown coal locations to their original and natural state, as required by various federal and state mining statutes. The Company has recorded an aggregate liability of approximately $2.0 million at both December 31, 1999 and 1998 relating to these properties.

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

           As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable accruals or insurance coverages, could have a material adverse effect on the Company’s results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company’s financial condition.

Note 13. Other Commitments and Contingencies

           The Company has an interest in DNN Galvanizing Limited Partnership, a joint venture which constructed a 400,000 ton per year continuous galvanizing line to serve North American automakers. The joint venture coats steel products for the Company and an unrelated third party. The Company is a 10% equity owner of the facility, an unrelated third party is a 50% owner and a subsidiary of NKK owns the remaining 40%. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line-time of the facility. The agreement extends for 20 years after the start of production, which commenced in January 1993.

           The Company has a 50% interest in a joint venture with an unrelated third party, which commenced production in May 1994. The joint venture, Double G Coatings Company, L.P. (“Double G”), constructed a 300,000 ton per year coating facility near Jackson, Mississippi which produces galvanized and Galvalume® steel sheet for the construction market. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line-time at the facility through May 10, 2004. Double G provided a first mortgage on its property, plant and equipment and the Company has separately guaranteed $16.2 million of Double G’s debt as of December 31, 1999.

           The Company has entered into certain commitments with suppliers which are of a customary nature within the steel industry. Commitments have been entered into relating to future expected requirements for such commodities as coal, coke, iron ore pellets, natural and industrial gas, electricity and certain transportation and other services. Commitments have also been made relating to the supply of pulverized coal and coke briquettes. Certain commitments contain provisions which require that the Company “take or pay” for specified quantities without regard to actual usage for periods of up to 12 years. In 2000 and 2001 the Company has commitments with “take or pay” or other similar commitment provisions for approximately $291.9 million and $247.6 million, respectively. The Company fully utilized all such “take or pay” requirements during the past three years and purchased $350.5 million, $315.0 million and $305.5 million in 1999, 1998 and 1997, respectively, under these contracts. The Company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The Company also believes that pricing mechanisms in the contracts are such that the products or services will approximate the market price at the time of purchase.

           The Company is involved in various routine legal proceedings which are incidental to the conduct of its business. Management believes that the Company is not party to any pending legal proceeding which, if decided adversely to the Company, would individually or in the aggregate, have a material adverse effect on the Company.

Note 14. Risk Management Contracts

           In the normal course of business, operations of the Company are exposed to continuing fluctuations in commodity prices, foreign currency values, and interest rates that can affect the cost of operating, investing, and financing. Accordingly, the Company addresses a portion of these risks, primarily commodity price risk, through a controlled program of risk management that includes the use of derivative financial instruments. The Company’s objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. The Company’s derivative activities, all of which are for purposes other than trading, are executed within the guidelines of a documented corporate risk management policy. The Company does not enter into any derivative transactions for speculative purposes.

           The amounts of derivatives summarized in the following paragraphs indicate the extent of the Company’s involvement in such agreements but do not represent its exposure to market risk through the use of derivatives.

Commodity Risk Management

           In order to reduce the uncertainty of price movements with respect to the purchase of zinc, the Company enters into derivative financial instruments in the form of swap contracts and zero cost collars with a major global financial institution. These contracts typically mature within one year. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by changes in the value of the underlying exposures being hedged. The Company had contracts to hedge future zinc requirements (up to 50% of annual requirements) in the amounts of $13.1 million and $18.5 million at December 31, 1999 and 1998, respectively. The fair value of the zinc to be purchased under these contracts approximated the contract value at December 31, 1999 and 1998.

           The estimated fair value of derivative financial instruments used to hedge the Company ’s risks will fluctuate over time. The fair value of commodity purchase swap contracts and zero cost collars are calculated using pricing models used widely in financial markets.

Note 15. Long-Term Incentive Plan

           The Long-Term Incentive Plan, established in 1993, has authorized the granting of options for up to 3,400,000 shares of Class B Common Stock to certain executive officers and other key employees of the Company. The Non-Employee Directors Stock Option Plan, also established in 1993, has authorized the grant of options for up to 100,000 shares of Class B Common Stock to certain non-employee directors. The exercise price of the options equals the fair market value of the Common Stock on the date of the grant. All options granted have ten year terms. Options generally vest and become fully exercisable ratably over three years of continued employment. However, in the event that termination of employment is by reason of retirement, permanent disability or death, the option must be exercised in whole or in part within 24 months of such occurrences. There were 2,122,701 and 2,390,394 options available for granting under the stock option plans as of December 31, 1999 and 1998, respectively.

           The Company cancelled 563,167 options during 1998, and replaced them with Stock Appreciation Rights (“SARs”). In accordance with APB 25, the Company recorded $1.9 million of compensation expense in 1998. No compensation expense was recorded in 1999. In addition, the Company cancelled 66,666 and 241,968 SARs and converted them back to options during 1999 and 1998, respectively.

           As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value at the date of grant consistent with the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the option plans been determined based on the fair value at the grant date for awards in 1999, 1998, and 1997 consistent with the provisions of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:
	1999	1998	1997
	Dollars in millions, except EPS
Net income —pro forma	$(43.7)	$83.6	$213.5
Basic earnings per share—pro forma	(1.06)	1.93	4.70
Diluted earnings per share—pro forma	(1.06)	1.93	4.64

           As a result of the aforementioned replacement of stock options with SARs, a recovery of prior years’ pro forma expense for those options was required in 1998 and 1997. The recovery offset compensation costs to be recorded.

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	1999	1998	1997
Dividend yield	3.1%	2.7%	2.9%
Expected volatility	57.2%	48.9%	41.4%
Risk-free interest rate	5.4%	4.7%	6.5%
Expected term (in years)	7.0	6.8	7.0

           A reconciliation of the Company’s stock option activity and related information follows:

	Number of Options	Exercise Price (Weighted Average)
Balance outstanding at January 1, 1997	1,159,735	$14.03
Granted	304,500	9.37
Forfeited	(132,470)	12.99
Cancelled and replaced with SARs	(653,265)	14.14

Balance outstanding at December 31, 1997	678,500	12.10
Granted	429,500	12.88
Forfeited	(51,167)	11.83
Cancelled and replaced with SARs	(563,167)	12.61
SARs cancelled and converted to options	241,968	12.51

Balance outstanding at December 31, 1998	735,634	12.31
Granted	304,000	8.27
Forfeited	(36,307)	13.12
SARs cancelled and converted to options	66,666	12.48

Balance outstanding at December 31, 1999	1,069,993	$11.15

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

            The following table summarizes information about stock options outstanding at December 31, 1999:

Range of Exercise Prices	Number Outstanding at 12/31/99	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at 12/31/99	Weighted Average Exercise Price
$5 [7] /8 to $9	340,334	8.9	$ 8.06	14,999	$ 6.76
$9 to $13	377,994	4.1	10.38	230,328	10.91
$13 to $19	351,665	4.2	14.96	207,331	14.84

Total	1,069,993	5.7	$11.15	452,658	$12.57

           There were 170,634 exercisable stock options with a weighted average exercise price of $13.27 as of December 31, 1998.

Note 16. Quarterly Results of Operations (Unaudited)

           Following are the unaudited quarterly results of operations for the years 1999 and 1998.

	1999
Three Months Ended	March 31	June 30	September 30	December 31
Dollars in millions, except per share amounts
Net sales	$657.9	$707.3	$724.5	$759.9
Gross margin	18.5	38.2	33.1	38.1
Net loss	(24.1)	(4.6)	(7.6)	(6.8)
Basic and diluted earnings per share:
Net loss	$(0.58)	$(0.11)	$(0.18)	$(0.17)

	1998
Three Months Ended	March 31	June 30	September 30	December 31
Dollars in millions, except per share amounts
Net sales	$708.4	$747.8	$706.4	$685.4
Gross margin	39.9	60.0	58.8	63.4
Unusual credit	—	—	(26.6)	—
Net income	5.9	26.5	32.5	18.8
Basic and diluted earnings per share:
Net income	$ 0.14	$ 0.61	$ 0.75	$ 0.44

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

PART III

Item 10. Directors and Executive Officers of the Registrant

           The information required by this Item is incorporated by reference from the section captioned “Executive Officers” in Part I of this report and from the sections captioned “Information Concerning Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

Item 11. Executive Compensation

           The information required by this Item is incorporated by reference from the sections captioned “Executive Compensation”, “Summary Compensation Table”, “Stock Option/SAR Tables”, “Option/SAR Grants in 1999”, “Aggregated Option/SAR Exercises in 1999 and December 31, 1999 Option/SAR Values”, “Pension Plans”, “Pension Plan Table”, “Employment Contracts” and “Compensation of Directors ” in the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

           The information required by this Item is incorporated by reference from the sections captioned “Security Ownership of Directors and Management” and “Additional Information Relating to Voting Securities” in the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

Item 13. Certain Relationships and Related Transactions

           The information required by this Item is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a) Documents filed as part of this Report:

           The following is a list of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference.

(1)	Financial Statements

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Shareholders’ Equity and Redeemable Preferred Stock—Series B for the years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements (Including Quarterly Financial Data)

(2)	Consolidated Financial Statement Schedules

Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons accounted for by the equity method have been omitted because considered in the aggregate as a single subsidiary they do not constitute a significant subsidiary.

(3)	Exhibits

See the attached Exhibit Index. Items 10-U through 10-HH are management contracts or compensatory plans or arrangements.

           (b) Reports on Form 8-K:

           During the quarter ended December 31, 1998, the Company filed the following reports on Form 8-K:

(i)	The Company filed a Form 8-K dated October 14, 1999, reporting on Item 5, Other Events and Item 7, Financial Statements and Exhibits.

(ii)	The Company filed a Form 8-K dated October 18, 1999, reporting on Item 5, Other Events and Item 7, Financial Statements and Exhibits.

(iii)	The Company filed a Form 8-K dated October 29, 1999, reporting on Item 5, Other Events and Item 7, Financial Statements and Exhibits.

(iv)	The Company filed a Form 8-K dated November 9, 1999, reporting on Item 5, Other Events and Item 7, Financial Statements and Exhibits.

(v)	The Company filed a Form 8-K dated December 3, 1999, reporting on Item 5, Other Events and Item 7, Financial Statements and Exhibits.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mishawaka, State of Indiana, on March 21, 2000.

NATIONAL STEEL CORPORATION

/S / JOHN A. MACZUZAK
By
John A. Maczuzak
President and Chief Operating Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 21, 2000.

Signature	Title

/S / YUTAKA TANAKA Yutaka Tanaka	Director; Chairman of the Board and Chief Executive Officer

/S / CHARLES A. BOWSHER Charles A. Bowsher	Director

/S / EDSEL D. DUNFORD Edsel D. Dunford	Director

/S / MITSUOKI HINO Mitsuoki Hino	Director

/S / FRANK J. LUCCHINO Frank J. Lucchino	Director

/S / BRUCE K. MAC LAURY Bruce K. MacLaury	Director

/S / MINEO SHIMURA Mineo Shimura	Director

/S / HISASHI TANAKA Hisashi Tanaka	Director

/S / SOTARO WAKABAYASHI Sotaro Wakabayashi	Director

/S / GLENN H. GAGE Glenn H. Gage	Senior Vice President and Chief Financial Officer

/S / KIRK A. SOBECKI Kirk A. Sobecki	Corporate Controller

EXHIBIT INDEX

           Except for those exhibits which are incorporated by reference, as indicated below, all exhibits are being filed along with this Form 10-K.

Exhibit Number	Exhibit Description
2-A	Assets Purchase Agreement between Weirton Steel Corporation and the Company, dated as of April
29, 1983, together with collateral agreements incident to such Assets Purchase Agreement, filed as
Exhibit 2-A to the annual report of the Company on Form 10-K for the year ended December 31,
1995, is incorporated herein by reference.

2-B	Stock Purchase Agreement by and among NKK Corporation, National Intergroup, Inc. and the
Company, dated August 22, 1984, together with certain collateral agreements incident to such Stock
Purchase Agreement and certain schedules to such agreements, filed as Exhibit 2-B to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

2-C	Stock Purchase and Recapitalization Agreement by and among National Intergroup, Inc., NII Capital
Corporation, NKK Corporation, NKK U.S.A. Corporation and the Company, dated as of June 26,
1990, filed as Exhibit 2-C to the annual report of the Company on Form 10-K for the year ended
December 31, 1995, is incorporated herein by reference.

2-D	Amendment to Stock Purchase and Recapitalization Agreement by and among National Intergroup,
Inc., NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and the Company, dated
July 31, 1991 filed as Exhibit 2-D to the annual report of the Company on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

2-E	Stock Purchase Agreement dated as of January 31, 1997 among the Company, North Limited, NS
Holdings Corporation, Bethlehem Steel Corporation and Bethlehem Steel International Corporation
filed as Exhibit 2-A to the quarterly report of the Company on Form 10-Q for the quarter ended June
30, 1997, is incorporated herein by reference.

2-F	Asset Purchase Agreement dated as of June 6, 1997 between EES Coke Battery Company, Inc. and the Company, filed as Exhibit 2.1 to the Report on Form 8-K of the Company dated June 12, 1997, is incorporated herein by reference.

2-G	Coal Inventory Purchase Agreement dated as of June 6, 1997 between DTE Coal Services, Inc. and the Company, filed as Exhibit 2.2 to the Report on Form 8-K of the Company dated June 12, 1997, is incorporated herein by reference.

3-A	The Sixth Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s
Registration Statement on Form S-1 (Registration No. 33-57952) is incorporated herein by reference.

3-B	Form of Amended and Restated By-laws of the Company filed as Exhibit 3-B to the annual report of the Company on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

4-A	Indenture of Mortgage and Deed of Trust dated May 1, 1952 between the Company and Great Lakes
Steel Corporation and City Bank Farmers Trust Company and Ralph E. Morton, as Trustee, filed as
Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 2-9639) is
incorporated herein by reference.

4-B	Second Supplemental Indenture dated as of January 1, 1957 between the Company and City Bank
Farmers Trust Company and Francis M. Pitt, as Trustees, filed as Exhibit 2-C to the Company’s
Registration Statement on Form S-9 (Registration No. 2-15070) is incorporated herein by reference.

4-C	Fourth Supplemental Indenture dated as of December 1, 1960 between the Company and First
National City Trust Company and Francis M. Pitt, as Trustees, filed as Exhibit 4(b)(5) to the
Registration Statement of M.A. Hanna Company on Form S-1 (Registration No. 2-19169) is
incorporated herein by reference.

Exhibit Number	Exhibit Description
4-D	Fifth Supplemental Indenture dated as of May 1, 1962 between the Company, First National City Trust
Company, as Trustee, and First National City Bank, as Successor Trustee, filed as Exhibit 4-D to the
Company’s Registration Statement on Form S-4 (Registration No. 333-76541) is incorporated herein by reference.

4-E	Eighth Supplemental Indenture dated as of September 19, 1973 between the Company and First
National City Bank and E. J. Jaworski, as Trustees, filed as Exhibit 2-I to the Company’s Registration
Statement on Form S-7 (Registration No. 2-56823) is incorporated herein by reference.

4-F	Ninth Supplemental Indenture dated as of August 1, 1976 between the Company and Citibank, N.A.
and E J. Jaworski, as Trustees, filed as Exhibit 2-J to the Company’s Registration Statement on Form
S-7 (Registration No. 2-5622916) is incorporated herein by reference.

4-G	Tenth Supplemental Indenture dated as of March 8, 1999 between the Company and The Chase
Manhattan Bank and Frank J. Grippo, as Trustees, filed as Exhibit 4-G to the Company’s Registration
Statement on Form S-4 (Registration No. 333-76541) is incorporated herein by reference.

4-H	Eleventh Supplemental Indenture dated as of March 31, 1999 between the Company and The Chase
Manhattan Bank and Frank J. Grippo, as Trustees, filed as Exhibit 4-H to the Company’s Registration
Statement on Form S-4 (Registration No. 333-76541) is incorporated herein by reference.

4-I	NSC Stock Transfer Agreement between National Intergroup, Inc., the Company, NKK Corporation
and NII Capital Corporation dated December 24, 1985, filed as Exhibit 4-A to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

4-J	The Company is a party to certain long-term debt agreements where the amount involved does not exceed 10% of the Company’s total assets. The Company agrees to furnish a copy of any such agreement to the Commission upon request.

10-A	Amended and Restated Lease Agreement between the Company and Wilmington Trust Company, dated as of December 20, 1985, relating to the Electrolytic Galvanizing Line, filed as Exhibit 10-A to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-B	Lease Agreement between The Connecticut National Bank as Owner Trustee and Lessor and National
Acquisition Corporation as Lessee dated as of September 1, 1987 for the Ladle Metallurgy and Caster
Facility located at Ecorse, Michigan, filed as Exhibit 10-B to the annual report of the Company on
Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-C	Lease Supplement No. 1 dated as of September 1, 1987 between The Connecticut National Bank as
Owner Trustee and National Acquisition Corporation as the Lessee for the Ladle Metallurgy and
Caster Facility located at Ecorse, Michigan, filed as Exhibit 10-C to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-D	Lease Supplement No. 2 dated as of November 18, 1987 between The Connecticut National Bank as
Owner Trustee and National Acquisition Corporation as Lessee for the Ladle Metallurgy and Caster
Facility located at Ecorse, Michigan, filed as Exhibit 10-D to the annual report of the Company on
Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-E	Purchase Agreement dated as of March 25, 1988 relating to the Stinson Motor Vessel among Skar-Ore
Steamship Corporation, Wilmington Trust Company, General Foods Credit Investors No. 1
Corporation, Stinson, Inc. and the Company, and Time Charter between Stinson, Inc. and the
Company, filed as Exhibit 10-E to the annual report of the Company on Form 10-K for the year ended
December 31, 1995, is incorporated herein by reference.

10-F	Purchase and Sale Agreement, dated as of May 16, 1994 between the Company and National Steel Funding Corporation.

Exhibit Number	Exhibit Description
10-G	Form of Indemnification Agreement filed as Exhibit 10-R to the Annual Report of the Company on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

10-H	Shareholders’ Agreement, dated as of September 18, 1990, among DNN Galvanizing Corporation,
904153 Ontario Inc., National Ontario Corporation and Galvatek America Corporation, filed as
Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952) is
incorporated herein by reference.

10-I	Partnership Agreement, dated as of September 18, 1990, among Dofasco, Inc., National Ontario II,
Limited, Galvatek Ontario Corporation and DNN Galvanizing Corporation, filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952) is incorporated herein by reference.

10-J	Amendment No. 1 to the Partnership Agreement, dated as of September 18, 1990, among Dofasco,
Inc., National Ontario II, Limited, Galvatek Ontario Corporation and DNN Galvanizing Corporation,
filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (Registration No. 33-
57952) is incorporated herein by reference.

10-K	Receivables Purchase Agreement, dated as of May 16, 1994, among the Company, National Steel Funding Corporation and certain financial institutions named therein.

10-L	Amendment Number One to the Receivables Purchase Agreement, dated as of May 31, 1995, among the Company, National Steel Funding Corporation and certain financial institutions named therein, filed as exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June
30, 1995, is incorporated herein by reference.

10-M	Amendment No. 2 and Consent to the Receivables Purchase Agreement, dated as of July 18, 1996, among the Company, National Steel Funding Corporation and certain financial institutions named therein, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

10-N	Amended and Restated Receivables Purchase Agreement dated as of September 30, 1997 among the
Company, National Steel Funding Corporation and certain financial institutions named therein, filed as Exhibit 10-N to the Company’s Registration Statement on Form S-4 (Registration No. 333-76541)
is incorporated herein by reference.

10-O	Agreement for the Transfer of Employees by and between NKK Corporation and the Company, dated as of May 1, 1995, filed as Exhibit 10-CC to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-P	Amendment No. 1 to Agreement for the Transfer of Employees by and between the Company and
NKK Corporation filed as Exhibit 10-NN to the annual report of the Company on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10-Q	Amendment No. 2 to Agreement for the Transfer of Employees by and between the Company and
NKK Corporation filed as Exhibit 10-Q to the annual report on Form 10-K for the year ended
December 31, 1997 is incorporated herein by reference.

10-R	Amendment No. 3 to Agreement for the Transfer of Employees by and between the Company and
NKK Corporation filed as Exhibit 10-R to the annual report on Form 10-K for the year ended
December 31, 1998 is incorporated herein by reference.

10-S	Amendment No. 4 to Agreement for the Transfer of Employees by and between the Company and NKK Corporation.

10-T	Agreement dated as of November 25, 1997 among the Company, Avatex Corporation, NKK
Corporation and NKK U.S.A. Corporation filed as Exhibit 10-R to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

Exhibit Number	Exhibit Description
10-U	1993 National Steel Corporation Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952) is incorporated herein by reference.

10-V	1993 National Steel Corporation Non-Employee Directors’ Stock Option Plan, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952) is incorporated herein by reference.

10-W	Amendment Number One to the 1993 National Steel Corporation Non-Employee Directors’ Stock
Option Plan, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

10-X	Amendment Number Two to the 1993 National Steel Corporation Non-Employee Directors’ Stock
Option Plan filed as Exhibit 10-V to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

10-Y	Amendment Number Three to the 1993 National Steel Corporation Non-Employee Directors’ Stock Option Plan.

10-Z	National Steel Corporation Management Incentive Compensation Plan dated January 30, 1989, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952) is
incorporated herein by reference.

10-AA	Employment contract dated April 30, 1996 between the Company and David L. Peterson, filed as
Exhibit 10-D to the quarterly report of the Company on Form 10-Q for the quarter ended June 30,
1996, is incorporated herein by reference.

10-BB	Supplement to Employment contract dated July 30, 1996 between the Company and David L.
Peterson, filed as Exhibit 10-C to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

10-CC	Amendment dated August 1, 1998 to Employment Contract between the Company and David L.
Peterson, filed as Exhibit 10-D to the quarterly report of the Company for the quarter ended September
30, 1998 is incorporated herein by reference.

10-DD	Employment contract dated May 1, 1996 between the Company and John A. Maczuzak, filed as
Exhibit 10-G to the quarterly report of the Company on Form 10-Q for the quarter ended June 30,
1996, is incorporated herein by reference.

10-EE	Employment Contract dated as of August 1, 1998 between the Company and Glenn H. Gage, filed as
Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended September
30, 1998 is incorporated herein by reference.

10-FF	Employment Contract dated as of August 1, 1998 between the Company and John F. Kaloski, filed as
Exhibit 10-B to the quarterly report of the Company on Form 10-Q for the quarter ended September
30, 1998 is incorporated herein by reference.

10-GG	Agreement dated January 28, 1999 between the Company and John F. Kaloski filed as Exhibit 10-FF to the annual report of the Company on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10-HH	Employment Contract dated as of September 1, 1998 between the Company and Yutaka Tanaka, filed as Exhibit 10-C to the quarterly report of the Company on Form 10-Q for the quarter ended September
30, 1998 is incorporated herein by reference.

10-II	No. 1 Continuous Galvanizing Line Turnkey Engineering and Construction Contract dated October
23, 1998 between the Company and NKK Steel Engineering, Inc. filed as Exhibit 10-II to the annual report of the Company on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

Exhibit Number	Exhibit Description
10-JJ	Amendment No. 1 dated March 19, 1999 to No. 1 Continuous Galvanizing Line Turnkey Engineering
and Construction Contract dated October 23, 1998 between the Company and NKK Steel Engineering,
Inc. filed as Exhibit 10-JJ to the Company’s Registration Statement on Form S-4 (Registration No.
333-76541) is incorporated herein by reference.

10-KK	Amendment No. 2 dated June 22, 1999 to No. 1 Continuous Galvanizing Line Turnkey Engineering and Construction Contract dated October 23, 1998 between the Company and NKK Steel Engineering.

10-LL	Steel Slab Products Supply Agreement dated as of February 16, 2000 between the Company and NKK Corporation.

21	List of Subsidiaries of the Company.

23	Consent of Independent Auditors.

27	Financial Data Schedule.