Form 10-K/A
period 1999-12-31
NATIONAL STEEL CORP
filed 2000-04-03
CIK 70578

1999
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

OR
☐
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

            Item 8 to Registrant’s Form 10-K for the Fiscal Year Ended December 31, 1999 is hereby amended as follows:

In the Consolidated Balance Sheets which appear on page 33, retained earnings at December 31, 1999 is changed from “362.6” to “362.8”.

In the Consolidated Statements of Cash Flows which appear on page 34 under the caption “Cash Flows from Operating Activities”

•	for the year ended December 31, 1998, the amount for accounts payable is changed from “4.4” to “(4.4)” and

•	for the year ended December 31, 1997, the amount for deferred income taxes is changed from “(21.8)” to “(21.6)”.

In the Consolidated Statements of Cash Flows which appear on page 34 under the caption “Cash Flows from Investing Activities”

•	for the year ended December 31, 1999, net proceeds from disposal of non-core assets is changed from “0.6” to “0.8” and

•	for the year ended December 31, 1998, Net Cash Provided by (Used in) Investing Activities is changed from “(168.4)” to “(166.4)”.

           In the table describing long-term obligations which appears on page 42 in Note 5—Long-Term Obligations, the Continuous Caster Facility Loan balance at December 31, 1999 is changed from “83.9” to “93.9”.

           In the table describing future minimum payments for all long-term obligations and leases as of December 31, 1999, which appears on page 43 in Note 5—Long-Term Obligations under the caption “Operating Leases” for the year 2003, the amount is changed from “45.8” to “46.8”.

In the table describing the significant components of deferred tax assets and liabilities which appears on page 47 in Note 8—Income Taxes,

•	Total deferred tax assets at December 31, 1999 is changed from “446.5” to “446.6”,

•	Deferred tax assets net of valuation allowance at December 31, 1998 is changed from “366.2 ” to “386.2” and

•	Net deferred tax assets after valuation allowance at December 31, 1998 is changed from “202.8” to “202.6”.

A complete copy of Item 8, including these corrections, is attached to this Form 10-K/A.

Item 14. Exhibit

           Attached hereto as Exhibit 23 is the Consent of Independent Auditors.

SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2000.

NATIONAL STEEL CORPORATION

/S / GLENN H. GAGE
By:
Glenn H. Gage
Senior Vice President and Chief Financial Officer
Item 8. Financial Statements

           The following consolidated financial statements of National Steel Corporation and subsidiaries are submitted pursuant to the requirements of Item 8:

National Steel Corporation and Subsidiaries

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

           Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and related notes. The financial statements, presented on pages 32 to 55, have been prepared in conformity with generally accepted accounting principles and include amounts based upon our estimates and judgments, as required. Management also prepared the other information included in the Form 10-K and is responsible for its accuracy and consistency with the financial statements. The financial statements have been audited in accordance with generally accepted auditing standards and reported upon by our independent auditors, Ernst & Young LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and committees of the board. We believe the representations made to the independent auditors during the audit were valid and appropriate. Ernst & Young LLP’s audit report is presented on page 31.

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

           Management believes the system of internal accounting controls provides reasonable assurance that business activities are conducted in a manner consistent with the Company’s high standards of business conduct, and the Company’s financial accounting system contains the integrity and objectivity necessary to maintain accountability for assets and to prepare National Steel Corporation’s financial statements in accordance with generally accepted accounting principles.

/s/ Yutaka Tanaka Yutaka Tanaka Chairman & Chief Executive Officer

/s/ John A. Maczuzak John A. Maczuzak President & Chief Operating Officer	/s/ Glenn H. Gage Glenn H. Gage Senior Vice President & Chief Financial Officer

REPORT OF ERNST & YOUNG LLP

INDEPENDENT AUDITORS

Board of Directors

National Steel Corporation

           We have audited the accompanying consolidated balance sheets of National Steel Corporation and subsidiaries (the “Company”) as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and changes in stockholders ’ equity and redeemable preferred stock—Series B for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Per Share Amounts)

	December 31,
	1999	1998
ASSETS
Current assets
Cash and cash equivalents	$ 58.4	$ 137.9
Receivables, net	322.8	245.7
Inventories	519.7	472.8
Deferred tax assets	28.2	23.3
Other	29.5	19.9

Total current assets	958.6	899.6
Investments in affiliated companies	21.8	19.5
Property, plant and equipment, net	1,446.4	1,270.5
Deferred tax assets	178.0	179.3
Intangible pension asset	63.0	89.5
Other assets	32.7	25.6

	$2,700.5	$2,484.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 246.1	$ 241.7
Current portion of long-term obligations	31.2	30.3
Short-term borrowings	—	6.9
Salaries, wages, benefits and related taxes	109.5	95.7
Pension	78.6	14.9
Income taxes	11.9	22.6
Other accrued liabilities	120.6	134.7

Total current liabilites	597.9	546.8
Long-term obligations	555.6	285.8
Long-term pension liabilities	91.6	128.5
Minimum pension liabilities	68.5	140.5
Postretirement benefits other than pensions	433.0	398.1
Other long-term liabilities	120.7	134.0
Commitments And Contingencies
Stockholders ’ equity
Common Stock par value $.01:
Class A—authorized 30,000,000 shares; issued and outstanding 22,100,000 shares in 1999 and 1998	0.2	0.2
Class B—authorized 65,000,000 shares; issued 21,188,240 shares in 1999 and 1998	0.2	0.2
Additional paid-in capital	491.8	491.8
Retained earnings	362.8	417.5
Treasury stock, at cost: 2,000,000 shares in 1999; 1,109,700 shares in 1998	(16.3)	(8.4)
Accumulated other comprehensive income (loss):
Minimum pension liability	(5.5)	(51.0)

Total stockholders’ equity	833.2	850.3

	$2,700.5	$2,484.0

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Years Ended December 31,
	1999	1998	1997
Cash Flows from Operating Activities:
Net income (loss)	$ (43.1)	$ 83.8	$ 213.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	140.1	129.2	134.5
Net gain on disposal of non-core assets	(0.8)	(2.7)	(58.8)
Extraordinary item (net)	—	—	5.4
Deferred income taxes	(2.9)	(19.6)	(21.6)
Changes in assets and liabilities:
Receivables	(77.1)	38.4	4.8
Inventories	(46.9)	(98.6)	56.4
Accounts payable	4.4	(4.4)	0.9
Pension liability (net of change in intangible pension asset)	26.9	(86.5)	(24.0)
Postretirement benefits	24.9	26.5	34.9
Accrued liabilities	(1.2)	(46.9)	1.5
Other	(16.1)	12.5	(15.3)

Net Cash Provided by Operating Activities	8.2	31.7	332.2
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(318.3)	(171.1)	(151.8)
Net proceeds from sale of assets	0.5	1.4	—
Net proceeds from disposal of non-core assets	0.8	3.3	320.6
Acquisition of ProCoil	(7.7)	—	(0.3)

Net Cash Provided by (Used in) Investing Activities	(324.7)	(166.4)	168.5
Cash Flows from Financing Activities:
Redemption of Preferred Stock —Series A and B	—	—	(83.8)
Repurchase of Class B common stock	(7.9)	(8.4)	—
Prepayment of related party debt and associated costs	—	—	(158.8)
Debt repayment	(55.4)	(34.2)	(35.0)
Borrowings—net	311.9	14.7	3.9
Payment of released Weirton benefit liabilities and unreleased Weirton liabilities and their release in lieu of cash dividends on Preferred Stock— Series B	—	—	(19.2)
Dividend payments on common stock	(11.6)	(12.1)	—
Dividend payments on Preferred Stock—Series A and B	—	—	(4.2)

Net Cash Provided by (Used in) Financing Activities	237.0	(40.0)	(297.1)

Net Increase (Decrease) In Cash and Cash Equivalents	(79.5)	(174.7)	203.6
Cash and cash equivalents, at beginning of the year	137.9	312.6	109.0

Cash and cash equivalents, at end of the year	$ 58.4	$ 137.9	$ 312.6

Supplemental Cash Payment Information
Interest and other financing costs paid	$ 30.6	$ 27.7	$ 38.9
Income taxes paid	19.2	17.2	45.2

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND REDEEMABLE PREFERRED STOCK—SERIES B

(Dollars in Millions)

	Common Stock— Class A	Common Stock— Class B	Preferred Stock— Series A	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Redeemable Preferred Stock— Series B
Balance at January 1, 1997	$0.2	$0.2	$ 36.7	$465.3	$142.6	$ —	$ (0.5)	$644.5	$ 63.5
Comprehensive Income:
Net income					213.5			213.5
Other comprehensive income: Minimum pension liability							(0.6)	(0.6)

Comprehensive income								212.9

Amortization of excess of book value over redemption value of Redeemable Preferred Stock—Series B					1.3			1.3	(1.3)
Cumulative dividends on Preferred Stock—Series A and B					(11.6)			(11.6)
Redemption of Preferred Stock —Series A			(36.7)					(36.7)
Redemption of Redeemable Preferred Stock—Series B and related settlement with Avatex				26.5				26.5	(62.2)

Balance at December 31, 1997	0.2	0.2	—	491.8	345.8	—	(1.1)	836.9	—
Comprehensive Income:
Net income					83.8			83.8
Other comprehensive income:
Minimum pension liability							(49.9)	(49.9)

Comprehensive income								33.9

Dividends on common stock					(12.1)			(12.1)
Purchase of 1,109,700 shares of Class B common stock						(8.4)		(8.4)

Balance at December 31, 1998	0.2	0.2	—	491.8	417.5	(8.4)	(51.0)	850.3	—
Comprehensive loss:
Net loss					(43.1)			(43.1)
Other comprehensive income:
Minimum pension liability							45.5	45.5

Comprehensive income								2.4

Dividends on common stock					(11.6)			(11.6)
Purchase of 890,300 shares of Class B common stock						(7.9)		(7.9)

Balance at December 31, 1999	$0.2	$0.2	$ —	$491.8	$362.8	$(16.3)	$ (5.5)	$833.2	$ —

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

Note 1. Description of the Business and Significant Accounting Policies

           National Steel Corporation (together with its majority owned subsidiaries, the “Company”) is a domestic manufacturer engaged in a single line of business, the production and processing of steel. The Company targets high value-added applications of flat rolled carbon steel for sale primarily to the automotive, construction and container markets. The Company also sells hot and cold-rolled steel to a wide variety of other users including the pipe and tube industry and independent steel service centers. The Company ’s principal markets are located throughout the United States.

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

Receivables

           Receivables consist of trade and notes receivable and other miscellaneous receivables including refundable income taxes. Concentration of credit risk related to trade receivables is limited due to the large numbers of customers in differing industries and geographic areas and management’s credit practices. Receivables are shown net of allowances, and estimated claims of $19.6 million and $16.9 million at December 31, 1999 and 1998, respectively. Activity relating to the allowance was as follows:

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

           In May 1997, the Company acquired an additional 12% of the equity in ProCoil Corporation ( “ProCoil”) for approximately $0.4 million, bringing the Company ’s total ownership to 56% as of December 31, 1997. On March 31, 1999, the Company completed the acquisition of the remaining 44% minority interest of ProCoil for $7.7 million in cash. The acquisition was accounted for using the purchase method of accounting. During the third quarter of 1999, the excess purchase price over the book value of the underlying assets was allocated to property, plant and equipment to reflect their fair value and will be depreciated over the remaining useful life of these assets.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings per Share (Basic and Diluted)

           Basic Earnings per Share ( “EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. If a net loss is incurred, dilutive stock options are considered antidilutive and are excluded from the dilutive EPS calculation.

           The calculation of the dilutive effect of stock options on the weighted average shares is as follows:

	1999	1998	1997
	Shares in thousands
Denominator for basic earnings per share—weighted- average shares	41,411	43,202	43,288
Effect of stock options	—	69	485

Denominator for diluted earnings per share	41,411	43,271	43,773

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

            Options to purchase common stock of 1,069,993 shares in 1999, 429,967 shares in 1998 and 194,000 shares in 1997 were outstanding, but were excluded from the computation of diluted earnings per share because a net loss was incurred or the exercise prices were greater than the average market price of the common shares during those years.

Stock-Based Compensation

           The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS ”) No. 123, Accounting for Stock-Based Compensation (SFAS 123). (See Note 15. Long-Term Incentive Plan)

Use of Estimates

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

Impact of Recently Issued Accounting Standards

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which was required to be adopted in years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities —Deferral of the Effective Date of FASB Statement No. 133, which delays the required adoption date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company.

Note 2. Audit Committee Inquiry and Securities and Exchange Commission Inquiry

           In the third quarter of 1997, the Audit Committee of the Company’s Board of Directors was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, inquired into these matters. The Company, based upon the inquiry, restated its financial statements for certain prior periods. On January 29, 1998, the Company filed a Form 10-K/A for 1996 and Forms 10-Q/A for the first, second and third quarters of 1997 reflecting the restatements. (See these Forms for information about the restatement, the report of legal counsel to the Audit Committee and the recommendations, approved by the Board of Directors, to improve the Company ’s system of internal controls contained in the aforementioned report.) In accordance with the recommendations, the Company in early 1998 undertook an assessment of its internal control over financial reporting, made improvements and engaged a major independent accounting firm to examine and report on management’s assertion about the effectiveness of the Company’s internal control over financial reporting. The accounting firm’s report was issued in March 1999 and indicated that in that firm’s opinion, management’s assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, as of March 1, 1999 is fairly stated, in all material respects, based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of inherent limitations in internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting, including safeguarding of assets, to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Note 3. Capital Structure

           At December 31, 1999, the Company ’s capital structure was as follows.

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

           The Company also had 10,000 shares of Redeemable Preferred Stock—Series B issued and outstanding prior to the redemption of these shares on November 24, 1997. This stock had been owned by Avatex Corporation (“Avatex”—formerly known as FoxMeyer Health Corporation). Annual dividends of $806.30 per share were cumulative and payable quarterly. This stock was subject to mandatory redemption on August 5, 2000 at a price of $58.3 million. The difference between this price and the book value of the stock was being amortized to retained earnings. Concurrent with the stock repurchase in 1997, the Company and Avatex settled Avatex’s obligations relating to certain Weirton liabilities for which Avatex agreed to indemnify the Company in prior recapitalization programs. In 1997, dividends were accrued and paid on this stock through November 4, 1997.

Note 4. Segment Information

           The Company has one reportable segment: Steel. The Steel segment consists of two operating segments, the Regional Division and the Granite City Division, that produce and sell hot and cold-rolled steel to automotive, construction, container, and pipe and tube customers as well as independent steel service centers. The Company ’s operating segments are primarily organized and managed by geographic location. A third operating segment, National Steel Pellet Company, has been combined with “All Other” as it does not meet the quantitative thresholds for determining reportable segments. “All Other” includes the Company’s pellet operations, transportation divisions, administrative office and certain steel processing and warehousing operations. “All Other” revenues from external customers are attributable primarily to steel processing, warehousing and transportation services.

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

           Included in “All Other ” intersegment revenues in 1999 and 1998, respectively, is $2,907.6 million and $2,886.9 million of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 5. Long-Term Obligations

           Long-term obligations were as follows:

	December 31,
	1999	1998
	Dollars in millions
First Mortgage Bonds, 9.875% Series due March 1, 2009, with general first liens on principal plants, properties and certain subsidiaries	$300.0	$ —
First Mortgage Bonds, 6.375% Series due August 1, 2005, with general first liens on principal plants, properties and certain subsidiaries	75.0	75.0
Vacuum Degassing Facility Loan, 10.336% fixed rate due in semi-annual installments through 2000, with a first mortgage in favor of the lenders	4.3	12.4
Continuous Caster Facility Loan, 10.057% fixed rate to 2000 when the rate will be reset to a current rate. Equal semi-annual payments due through 2007, with a first mortgage in favor of the lenders	93.9	101.2
Pickle Line Loan, 7.726% fixed rate due in equal semi-annual installments through 2007, with a first mortgage in favor of the lender	68.2	73.7
ProCoil, various rates and due dates	4.7	17.3
Capitalized lease obligations	23.5	16.6
Other	17.2	19.9

Total long-term obligations	586.8	316.1
Less long-term obligations due within one year	31.2	30.3

Long-term obligations	$555.6	$285.8

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

            Future minimum payments for all long-term obligations and leases as of December 31, 1999 are as follows:

	Capitalized Leases	Operating Leases	Other Long-Term Obligations
	Dollars in millions
2000	$ 9.9	$ 58.1	$ 23.2
2001	10.0	46.9	23.8
2002	3.3	42.2	26.4
2003	3.0	46.8	25.7
2004	0.9	43.4	27.3
Thereafter	—	30.3	436.9

Total payments	27.1	$267.7	$563.3

Less amount representing interest	3.6
Less current portion of obligations under capitalized leases	8.0

Long-term obligations under capitalized leases	$ 15.5

Assets under capitalized leases:
Machinery and equipment	$ 50.3
Less accumulated depreciation	(33.6)

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

Credit Arrangements

           The Company’s credit arrangements consist of a Receivables Purchase Agreement with commitments of up to $200.0 million that expires in September 2002 and a new $200.0 million credit facility secured by the Company’s inventories (the “Inventory Facility”) that expires in November 2004. The new inventory credit facility replaces the previous $150 million inventory credit facilities which were due to expire in 2000.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

            Other contributions reflect reimbursements from the Weirton Steel Corporation (“Weirton”), the Company’s former Weirton Steel Division, for retired Weirton employees whose pension benefits are paid by the Company but are partially the responsibility of Weirton. An offsetting amount is reflected in benefits paid.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Income Taxes

           Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31 are as follows:

	1999	1998
	Dollars in millions
Deferred tax assets
Accrued liabilities	$ 96.6	$ 82.6
Employee benefits	211.6	222.1
Net operating loss (“NOL ”) carryforwards	25.8	0.6
Leases	4.5	7.1
Federal tax credits	86.6	85.1
Other	21.5	21.6

Total deferred tax assets	446.6	419.1
Valuation allowance	(49.9)	(32.9)

Deferred tax assets net of valuation allowance	396.7	386.2
Deferred tax liabilities
Book basis of property in excess of tax basis	(170.3)	(156.9)
Excess tax LIFO over book	(12.5)	(14.8)
Other	(7.7)	(11.9)

Total deferred tax liabilities	(190.5)	(183.6)

Net deferred tax assets after valuation allowance	$ 206.2	$ 202.6

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

            At December 31, 1999, the Company had unused NOL carryforwards of approximately $69.3 million, which expire in 2019, and had unused alternative minimum tax credit and other tax credit carryforwards of approximately $86.6 million which may be applied to offset its future regular federal income tax liabilities. These tax credits may be carried forward indefinitely.

Note 9. Weirton Liabilities

           In 1984, NKK purchased a 50% equity interest in the Company from Avatex. As a part of these transactions, Avatex agreed to indemnify the Company, based on agreed-upon assumptions, for certain ongoing employee benefit liabilities related to the Company’s former Weirton Steel Division (“Weirton”), which had been divested through an Employee Stock Ownership Plan arrangement in 1984. In 1990, NKK purchased an additional 20% equity interest in the Company from Avatex. As a part of the 1990 transaction, Avatex contributed $146.6 million to the Company for employee benefit related liabilities and agreed that dividends from the Redeemable Preferred Stock—Series B would be primarily used to fund pension obligations of Weirton. Under this arrangement, it was agreed that the Company would release Avatex from its indemnification obligation at the time of the scheduled redemption of the Redeemable Preferred Stock —Series B or at an earlier date if agreed to by the parties. The Redeemable Preferred Stock—Series B was scheduled to be redeemed in the year 2000. Avatex also agreed in 1984 to indemnify the Company against certain environmental liabilities related to Weirton and the Company ’s subsidiary, The Hanna Furnace Corporation (“Environmental Liabilities”). In 1994, Avatex prepaid $10.0 million to the Company with respect to these Environmental Liabilities. In 1995, the Company redeemed one half of the outstanding Redeemable Preferred Stock —Series B for approximately $67 million, with the proceeds going to partially fund the Weirton pension obligations.

           During the fourth quarter of 1997, the Company redeemed all remaining Redeemable Preferred Stock —Series B held by Avatex, which had a book value including accrued dividends of $62.6 million. In addition, the Company finalized a settlement with Avatex regarding certain employee benefit liabilities associated with Weirton, as well as the Environmental Liabilities. As a result of the redemption and settlement, in 1997, the Company made a payment of $59.0 million to Avatex and paid an additional $10.0 million, without interest, in 1998. In connection with the settlement, Avatex released any claims to amounts received, or to be received, with respect to settlements reached in a lawsuit brought by the Company and Avatex against certain former insurers of the Company, wherein recovery was sought for past and future environmental claims, which included the Environmental Liabilities. During the fourth quarter of 1997, the Company recognized insurance proceeds (net of taxes and expenses) aggregating approximately $13.6 million related to the settlement of such lawsuit. The Company also retained the $9.2 million remaining balance of the Environmental Liabilities prepayment made by Avatex in 1994.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

           On June 12, 1997, the Company completed the sale of the Great Lakes No. 5 coke battery and other related assets, including coal inventories, to a subsidiary of DTE Energy Company ( “DTE”). The Company received proceeds (net of taxes and expenses) of $234.0 million in connection with the sale and recorded a total loss on the transaction of $14.3 million. The Company utilized a portion of the proceeds to prepay the remaining $154.3 million of the related party coke battery debt, resulting in an extraordinary loss of $5.4 million (net of a tax benefit of $1.4 million). As part of the arrangement, the Company has agreed to operate the battery under an operation and maintenance agreement executed with DTE, and will purchase the majority of the coke produced from the battery under a requirements contract, with the price being adjusted during the term of the contract, primarily to reflect changes in production costs.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

           Effective May 1, 1995, the Company entered into an Agreement for the Transfer of Employees ( “Agreement”) which supercedes a prior arrangement with NKK. The Agreement was unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK. Pursuant to the terms of this Agreement, technical and business advice is provided through NKK employees who are transferred to the employ of the Company. The Agreement further provides that the term can be extended from year to year after expiration of the initial term, if approved by NKK and a majority of the directors of the Company who were not then, and never have been, employees of NKK. The Agreement has been extended through calendar year 2000 in accordance with this provision. Pursuant to the terms of the Agreement, the Company is obligated to reimburse NKK for the costs and expenses incurred by NKK in connection with the transfer of these employees, subject to an agreed upon cap. The cap was $7.0 million during each of 1999, 1998 and 1997 and will remain at that amount during 2000. The Company incurred expenditures of approximately $6.3 million, $6.0 million and $6.6 million under this Agreement during 1999, and 1998 and 1997, respectively. In addition, the Company utilized various other engineering services provided by NKK and incurred expenditures of approximately $0.3 million, $0.9 million and $1.3 million for these services during 1999, and 1998 and 1997, respectively.

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

           It is the Company’s policy to expense or capitalize, as appropriate, environmental expenditures that relate to current operating sites. Environmental expenditures that relate to past operations and which do not contribute to future or current revenue generation are expensed. With respect to costs for environmental assessments or remediation activities, or penalties or fines that may be imposed for noncompliance with such laws and regulations, such costs are accrued when it is probable that liability for such costs will be incurred and the amount of such costs can be reasonably estimated. The Company has accrued an aggregate liability for such costs of approximately $6.9 million and $3.8 million as of December 31, 1999 and 1998, respectively.

           The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA ”), and similar state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible party (“PRP”) at a number of CERCLA and other environmental cleanup proceedings. At some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability. With respect to those sites for which the Company has sufficient information to estimate its potential liability, the Company has accrued an aggregate liability of approximately $13.7 million and $11.2 million as of December 31, 1999 and 1998, respectively.

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

           The Company has a 50% interest in a joint venture with an unrelated third party, which commenced production in May 1994. The joint venture, Double G Coatings Company, L.P. (“Double G”), constructed a 300,000 ton per year coating facility near Jackson, Mississippi which produces galvanized and Galvalume ® steel sheet for the construction market. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line-time at the facility through May 10, 2004. Double G provided a first mortgage on its property, plant and equipment and the Company has separately guaranteed $16.2 million of Double G’s debt as of December 31, 1999.

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

           The amounts of derivatives summarized in the following paragraphs indicate the extent of the Company ’s involvement in such agreements but do not represent its exposure to market risk through the use of derivatives.

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

           The estimated fair value of derivative financial instruments used to hedge the Company’s risks will fluctuate over time. The fair value of commodity purchase swap contracts and zero cost collars are calculated using pricing models used widely in financial markets.

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

           The Company cancelled 563,167 options during 1998, and replaced them with Stock Appreciation Rights ( “SARs”). In accordance with APB 25, the Company recorded $1.9 million of compensation expense in 1998. No compensation expense was recorded in 1999. In addition, the Company cancelled 66,666 and 241,968 SARs and converted them back to options during 1999 and 1998, respectively.

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

           A reconciliation of the Company ’s stock option activity and related information follows:

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 16. Quarterly Results of Operations (Unaudited)

           Following are the unaudited quarterly results of operations for the years 1999 and 1998.

	1999
Three Months Ended	March 31	June 30	September 30	December 31
Dollars in millions, except per share amounts
Net sales	$657.9	$707.3	$724.5	$759.9
Gross margin	18.5	38.2	33.1	38.1
Net loss	(24.1)	(4.6)	(7.6)	(6.8)
Basic and diluted earnings per share:
Net loss	$(0.58)	$(0.11)	$(0.18)	$(0.17)

	1998
Three Months Ended	March 31	June 30	September 30	December 31
Dollars in millions, except per share amounts
Net sales	$708.4	$747.8	$706.4	$685.4
Gross margin	39.9	60.0	58.8	63.4
Unusual credit	—	—	(26.6)	—
Net income	5.9	26.5	32.5	18.8
Basic and diluted earnings per share:
Net income	$ 0.14	$ 0.61	$ 0.75	$ 0.44
Exhibit 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the following Registration Statements:

•	Form S-8 No. 33-51991 pertaining to the 1994 and 1995 Stock Grants to Union Employees,

•	Form S-8 No. 33-51081 pertaining to the 1993 National Steel Corporation Long Term Incentive Plan,

•	Form S-8 No. 33-51083 pertaining to the 1993 National Steel Corporation Non-Employee Director’s Stock Option Plan, and

•	Form S-8 No. 33-61087 pertaining to the National Steel Retirement Savings Plan and National Steel Represented Employee Retirement Savings Plan;

of our report dated January 25, 2000, with respect to the consolidated financial statements of National Steel Corporation and subsidiaries included in the Amendment No. 1 to the Annual Report (Form 10-K/A) for the year ended December 31, 1999.

ERNST & YOUNG LLP

Indianapolis, Indiana
April 3, 2000