Form 10-Q
period 2000-03-31
NATIONAL STEEL CORP
filed 2000-05-12
CIK 70578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-983

NATIONAL STEEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 4100 Edison Lakes Parkway, Mishawaka, IN (Address of principal executive offices)	25-0687210 (I.R.S. Employer Identification No.) 46545-3440 (Zip Code)

219-273-7000
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes X         No

          The number of shares outstanding of the Registrant’s Common Stock $.01 par value, as of April 30, 2000, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

PART 1.

FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2000	1999	1999
		(pro forma)	(as reported)
Net Sales	$ 807.8	$ 657.9	$ 657.9

Cost of products sold	718.4	600.5	606.7
Selling, general and administrative expense	38.0	39.6	39.6
Depreciation	37.8	32.7	32.7
Equity (income) loss of affiliates	0.1	(0.3)	(0.3)

Income (Loss) from Operations	13.5	(14.6)	(20.8)
Other (income) expense:
Interest and other financial income	(1.4)	(2.2)	(2.2)
Interest and other financial expense	9.3	7.5	7.5
Net gain on disposal of non-core assets and other related activities	—	(0.6)	(0.6)

	7.9	4.7	4.7

Income (Loss) before Income Taxes	5.6	(19.3)	(25.5)
Income tax provision (credit)	0.3	(1.1)	(1.4)

Net Income (Loss)	$ 5.3	$ (18.2)	$ (24.1)

Basic Earnings Per Share:
Net Income (Loss)	$ 0.13	$ (0.44)	$ (0.58)

Weighted average shares outstanding (in thousands)	41,288	41,788	41,788

Diluted Earnings Per Share:
Net Income (Loss)	$ 0.13	$ (0.44)	$ (0.58)

Weighted average shares outstanding (in thousands)	41,302	41,788	41,788

Dividends Paid per Share	$ 0.07	$ 0.07	$ 0.07

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions of Dollars, Except Share Amounts)

ASSETS	March 31, 2000	December 31, 1999
	(Unaudited)	(Note 1)
Current assets
Cash and cash equivalents	$ 46.6	$ 58.4
Receivables—net	372.7	322.8
Inventories:
Finished and semi-finished products	447.9	461.4
Raw materials and supplies	160.7	196.3

	608.6	657.7
Less: LIFO Reserve	123.5	138.0

	485.1	519.7
Deferred tax assets	28.2	28.2
Other	30.1	29.5

Total current assets	962.7	958.6
Investments in affiliated companies	19.8	21.8
Property, plant and equipment	3,768.3	3,729.2
Less accumulated depreciation	2,322.4	2,282.8

	1,445.9	1,446.4
Other assets	273.7	273.7

	$2,702.1	$2,700.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 278.3	$ 246.1
Current portion of long-term debt	26.8	31.2
Accrued liabilities	276.6	320.6

Total current liabilities	581.7	597.9
Long-term debt	550.8	555.6
Other long-term liabilities	734.0	713.8
Stockholders’ equity
Common Stock—par value $.01:
Class A—authorized 30,000,000 shares, issued and outstanding 22,100,000	0.2	0.2
Class B—authorized 65,000,000 shares; issued 21,188,240	0.2	0.2
Additional paid-in-capital	491.8	491.8
Retained earnings	365.2	362.8
Treasury stock, at cost: 2,000,000 shares	(16.3)	(16.3)
Accumulated other comprehensive income:
Minimum pension liability	(5.5)	(5.5)

Total stockholders’ equity	835.6	833.2

	$2,702.1	$2,700.5

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2000	1999
Cash Flows from Operating Activities
Net income (loss)	$ 5.3	$(24.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	37.8	32.7
Net gain on disposal of non-core assets	—	(0.6)
Deferred income taxes	(0.3)	(4.9)
Changes in assets and liabilities:
Investments	—	(11.3)
Receivables	(49.9)	(32.9)
Inventories	34.6	14.2
Accounts payable	32.2	(20.4)
Pension liability (net of change in intangible pension asset)	(11.7)	5.5
Postretirement benefits	7.0	7.1
Accrued liabilities	(17.8)	2.0
Other	2.8	(2.3)

Net Cash Provided by (Used in) Operating Activities	40.0	(35.0)
Cash Flows from Investing Activities
Purchases of property and equipment	(33.3)	(41.6)
Acquisition of ProCoil	—	(7.7)
Net proceeds from disposal of non-core assets	—	0.6

Net Cash Used in Investing Activities	(33.3)	(48.7)
Cash Flows from Financing Activities
Repurchase of Class B common stock	—	(7.9)
Debt repayment	(15.6)	(24.7)
Borrowings—net	—	298.2
Dividend payments on common stock	(2.9)	(2.9)

Net Cash Provided by (Used in) Financing Activities	(18.5)	262.7

Net Increase (Decrease) in Cash and Cash Equivalents	(11.8)	179.0
Cash and cash equivalents at the beginning of the period	58.4	137.9

Cash and cash equivalents at the end of the period	$ 46.6	$316.9

Noncash Investing and Financing Activities
Purchase of equipment through capital leases	$ 6.5	$ —

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Millions of Dollars, Except Share Amounts)
(Unaudited)

	Common Stock— Class A	Common Stock— Class B	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 1999	$0.2	$0.2	$491.8	$417.5	$ (8.4)	$(51.0)	$850.3
Comprehensive income:
Net loss				(43.1)			(43.1)
Other comprehensive income:
Minimum pension liability						45.5	45.5

Comprehensive income							2.4

Dividends on common stock				(11.6)			(11.6)

Purchase of 890,300 shares of Class B common stock					(7.9)		(7.9)

Balance at December 31, 1999	0.2	0.2	491.8	362.8	(16.3)	(5.5)	833.2
Net income and comprehensive income				5.3			5.3
Dividends on common stock				(2.9)			(2.9)

Balance at March 31, 2000	$0.2	$0.2	$491.8	$365.2	$(16.3)	$ (5.5)	$835.6

See notes to consolidated financial statements.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 (Unaudited)

Note 1—Basis of Presentation

           The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the “Company”) presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature. The financial results presented for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of results of operations for the full year. For comparative purposes, a pro forma income statement for the three month period ended March 31, 1999 has been included that assumes the accounting change discussed in Note 4 was applied retroactively. The Annual Report of the Company on Form 10-K as amended for the year ended December 31, 1999 (the “1999 Form 10-K”) contains additional information and should be read in conjunction with this report.

           The Company has engaged Ernst & Young LLP to conduct a review of the consolidated financial statements presented herein, in accordance with standards established by the American Institute of Certified Public Accountants. Their review report is included as an exhibit to this Form 10-Q.

           Certain amounts in the 1999 financial statements have been reclassified to conform to current year presentation.

Note 2—Audit Committee Inquiry and Securities and Exchange Commission Inquiry

           In the third quarter of 1997, the Audit Committee of the Company’s Board of Directors was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, inquired into these matters. The Company, based upon the inquiry, restated its financial statements for certain prior periods. On January 29, 1998, the Company filed a Form 10-K/A for 1996 and Forms 10-Q/A for the first, second and third quarters of 1997 reflecting the restatements. (See these Forms for information about the restatement, the report of legal counsel to the Audit Committee and the recommendations, approved by the Board of Directors, to improve the Company’s system of internal controls contained in the aforementioned report.) In accordance with the recommendations, the Company in early 1998 undertook an assessment of its internal control over financial reporting, made improvements in its system of internal controls and engaged a major independent accounting firm to examine and report on management’s assertion about the effectiveness of the Company’s internal control over financial reporting. The accounting firm’s report was issued in March 1999 and indicated that in that firm’s opinion, management’s assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, as of March 1, 1999 is fairly stated, in all material respects, based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of inherent limitations in internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting, including safeguarding of assets, to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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
Note 3—Segment Information

	Three months ended
	March 31, 2000			March 31, 1999
	Steel	All Other	Total	Steel	All Other	Total
	(Dollars in millions)
Revenues from external customers	$ 804.5	$ 3.3	$ 807.8	$ 653.1	$ 4.8	$ 657.9
Intersegment revenues	145.2	848.7	993.9	159.0	723.7	882.7
Segment income (loss) from operations	20.9	(7.4)	13.5	(18.8)	(2.0)	(20.8)
Segment assets	1,645.2	1,056.9	2,702.1	1,492.9	1,225.1	2,718.0

           Included in the “All Other” intersegment revenues is $800.4 million in 2000 and $680.1 million in 1999 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.

Note 4—Change in Method of Accounting for Non-Capital Construction and Major Repair and Maintenance Costs in Interim Periods

           Effective January 1, 2000, the Company changed its method of accounting for non-capital construction and major repair and maintenance costs in interim periods. Previously, the Company estimated the annual amount of these costs and allocated them ratably to interim periods. Estimates were updated each reporting period with any change reflected in the current and all remaining interim periods of the year. As a result, costs incurred relating to outages and construction projects frequently were reflected in a different quarter than that in which the underlying event occurred. The Company has decided to expense these costs in the interim period in which they are incurred. In management’s opinion, this method of accounting, which is consistent with the accounting treatment used by others in the steel industry, will result in improved interim reporting.

           The effect of this change was to increase net income by $3.9 million or $0.09 per share (basic and diluted) for the three months ended March 31, 2000 and will have no effect on the year ending December 31, 2000. The pro forma effects of this change for the 1999 quarterly and annual periods are as follows:

	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
	(Dollars in millions, except per share amounts)
Net loss as previously reported	$(24.1)	$ (4.6)	$ (7.6)	$ (6.8)	$(43.1)
Effect of accounting change	5.9	(6.6)	2.1	(1.4)	—

Pro forma net loss	$(18.2)	$(11.2)	$ (5.5)	$ (8.2)	$(43.1)

Basic and diluted earnings per share:
Net loss as previously reported	$(0.58)	$(0.11)	$(0.18)	$(0.17)	$(1.04)
Effect of accounting change	0.14	(0.16)	0.05	(0.03)	—

Pro forma net loss	$(0.44)	$(0.27)	$(0.13)	$(0.20)	$(1.04)

Note 5—Related Party Transaction

           During 1998, the Company entered into a Turnkey Engineering and Construction Contract with NKK Steel Engineering, Inc. (“NKK SE”), a subsidiary of NKK Corporation (“NKK”), to design, engineer, construct and install a continuous galvanizing facility at the Company’s Great Lakes facility. The Agreement was unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK. The purchase price payable by the Company to NKK SE for the facility is approximately $149 million, which includes $9.4 million in approved extra work authorizations. During the first quarter of 2000, $13.5 million was paid to NKK SE relating to the above mentioned contract and $3.2 million is included in accounts payable, net of a $10.2 million retention, at March 31, 2000.

           NKK is the parent company of NKK U.S.A. Corporation which is the Company’s principal stockholder.

Note 6—Environmental and Legal Proceedings

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

           The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and similar state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company and certain of its subsidiaries are involved as potentially responsible parties (“PRPs”) at a number of off-site CERCLA and other environmental cleanup proceedings. At some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability.

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

           As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable reserves or insurance coverages, could have a material adverse effect on the Company’s results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company’s financial condition. The Company has recorded an aggregate environmental liability of approximately $22.1 million and $22.6 million at March 31, 2000 and December 31, 1999, respectively.

           The Company is involved in various non-environmental legal proceedings, most of which occur in the normal course of its business. The Company does not believe that these proceedings will have a material adverse effect, either individually or in the aggregate, on the Company’s financial condition. However, with respect to certain of the proceedings, if reserves prove to be inadequate and the Company incurs a charge to earnings, such charge could have a material adverse effect on the Company’s results of operations and liquidity for the applicable period.

Note 7—Earnings Per Share

           Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted EPS is computed by dividing net income applicable to common stockholders by the weighted average number of common stock shares outstanding during the period plus dilutive stock options which are determined through the application of the treasury stock method. If a net loss is incurred, dilutive stock options are considered antidilutive and are excluded from the dilutive EPS calculation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

           This commentary should be read in conjunction with the first quarter of 2000 consolidated financial statements and selected notes and the 1999 Form 10-K, as amended, for a full understanding of our financial condition and results of operations.

Results of Operations

Net Sales

           Net sales for the first quarter of 2000 increased $149.9 million, or 23%, compared to the first quarter of 1999. The increase resulted primarily from a 390,000 ton increase in shipments as we posted record quarterly shipments of 1,780,000 tons in the first quarter of 2000. Although hot-rolled products accounted for the majority of the increased shipments, we also saw approximately a 10% increase in shipments of our higher value-added cold-rolled and coated products in the first quarter of 2000 as compared to the year earlier quarter. This was offset slightly by a 4% decrease in average selling prices resulting from a change in our mix due to the planned increase in shipments of lower priced hot-rolled products as we continue toward our goal of optimizing the utilization of our production facilities.

Income (Loss) from Operations

           We reported operating income of $13.5 million for the first quarter of 2000, an increase of $34.3 million from an operating loss of $20.8 million (an increase of $28.1 million from a pro forma operating loss of $14.6 million) reported in the corresponding 1999 period. This increase results primarily from the higher levels of shipments, particularly of lower cost hot-rolled products, as discussed above. An accounting change (see below) positively impacted the first quarter of 2000 operating results in comparison to the year earlier period. Lower selling, general and administrative expenses also had a favorable impact on the first quarter of 2000 as compared to the year earlier period due to reduced costs for outsourced information support and Year 2000 remediation with a small offset relating to employee costs. Slightly offsetting these improvements in operating income were higher depreciation expense resulting from increased levels of capital expenditures and higher costs relating to scrap, natural gas and outside slab purchases. However, our continuing focus on cumulative cost reduction positively impacted income from operations by approximately $3 per ton shipped in the first quarter of 2000.

Accounting Change

           Effective January 1, 2000, we changed our method of accounting for non-capital construction and major repair and maintenance costs in interim periods. There was no cumulative effect of the accounting change on that date as the change only impacts interim reporting. Net income in the first quarter of 2000 increased by $3.9 million or $0.09 per share (basic and diluted) as a result of this accounting change. The first quarter of 1999 net income would also have been positively impacted by $5.9 million or $0.14 per share (basic and diluted) had this accounting change been applied retroactively. For comparative purposes, we have included a pro forma income statement for the 1st quarter of 1999 that assumes that the accounting change was applied retroactively. The accounting change will have no impact on annual results. This accounting change is discussed in further detail in Note 4 to the financial statements.

Net Financing Costs

           Net financing costs increased $2.6 million in the first quarter of 2000 as compared to the same period in 1999. The increase is due primarily to interest expense on the $300 million First Mortgage Bonds issued in the latter part of the first quarter of 1999.

Income Taxes

           The Company’s effective tax rate is lower than the combined federal and state statutory rates primarily because of the recognition of deferred tax assets and the utilization of available federal and state net operating loss carryforwards.

Forward Looking Information

           Looking ahead to the second quarter of 2000, we are encouraged that orders remain strong and that prices continue their return to more normal levels. We anticipate that we will see a slight reduction in shipments in the second quarter as compared to the first quarter of 2000 due to a scheduled outage of the hot strip mill at Granite City. We do anticipate, however, that shipments will exceed those reported in the second quarter of 1999. We also expect that our average selling prices will increase approximately 5% from the first quarter 2000 as the result of improved mix and higher spot market pricing.

           Our new 450,000 ton hot dip galvanizing facility at Great Lakes is scheduled to startup near the end of the second quarter. We are anxious to add the production from this facility to our current galvanized capacity, which will increase our total galvanized production available to the automotive market to approximately 1.5 million tons and make us one of this market’s leading suppliers.

           We are pleased that our cost reduction efforts once again positively impacted our operating results. Cost reduction initiatives and improved utilization of our operating facilities continue to be among our primary focuses. We do anticipate that planned outages, primarily at our pellet operations and the hot strip mill at Granite City, will impact the second quarter of 2000 by approximately $13 million. Additionally, a planned third quarter 2000 blast furnace reline at Great Lakes will result in outage costs in excess of those anticipated in the second quarter. However, we believe that our cost reduction efforts will at least partially offset the cost of these necessary repairs.

           Our new initiative, to improve the utilization of all of our available assets, has had a positive impact on our operations. We again set many monthly production records during the first quarter and have seen continued improvement in our safety and health performance, both of which help to reduce costs per ton. Customer satisfaction is also a continuing focus of ours as we strive to maintain the quality, delivery and cost performances for which we have once again been recognized.

Liquidity and Sources of Capital

           Our liquidity needs arise primarily from capital investments, working capital requirements, pension funding requirements, principal and interest payments on our indebtedness and common stock dividend payments. We have satisfied these liquidity needs with funds provided by long-term borrowings and cash provided by operations. Additional sources of liquidity consist of a Receivables Purchase Agreement with commitments of up to $200.0 million which has an expiration date of September 2002, and a $200.0 million credit facility secured by our inventories (the “Inventory Facility”) which expires in November 2004. At March 31, 2000, we had total liquidity, which includes cash balances plus available borrowing capacity under these facilities, of $412.6 million.

           At March 31, 2000, total debt as a percentage of total capitalization decreased to 40.9% as compared to 41.3% at December 31, 1999. Cash and cash equivalents totaled $46.6 million at March 31, 2000, as compared to $55.4 million at December 31, 1999.

           We are currently in compliance with all covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facility and other debt instruments. On March 31, 2000, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facility, and outstanding letters of credit under the Receivables Purchase Agreement totaled $34.0 million. For 2000, the maximum availability under the Receivables Purchase Agreement, after reduction for letters of credit outstanding, varied from $101.7 million to $166.0 million and was $166.00 million as of March 31, 2000.

Cash Flows from Operating Activities

           For the quarter ended March 31, 2000, cash provided by operating activities amounted to $40.0 million, which is primarily attributable to net income of $5.3 million and the noncash charge for depreciation. Working capital items had little effect on cash flows from operating activities as reduced inventories and increased payables were offset by increased receivables and decreases in other accrued liabilities.

Cash Flows from Investing Activities

           Capital investments for the quarters ended March 31, 2000 and 1999 amounted to $33.3 million and $41.6 million, respectively. The first quarter 2000 spending includes continuing construction of the new hot dip galvanizing facility at Great Lakes, which is scheduled to be completed in the second quarter, and a rebuild of the No. 2 stove, also at Great Lakes, which is associated with the blast furnace reline scheduled for the third quarter. Additionally, $6.5 million of machinery and equipment was acquired at the National Steel Pellet Company through four-year capital leases. We plan to invest approximately $230 million during the remainder of 2000 for capital expenditures, which includes a blast furnace reline at Great Lakes.

Cash Flows from Financing Activities

           During the first quarter of 2000, net cash used in financing activities amounted to $18.5 million. Financing activities included scheduled payments of debt and dividend payments on our common stock.

Other

e-Commerce

           On March 20, 2000, we announced a multi-year e-Commerce alliance with the e-STEEL Exchange. Under the terms of the agreement, we will begin using the e-STEEL website (www.e-steel.com) to sell a portion of our secondary production and eventually will consider including other products to further enhance our customer relationships on-line. We believe that participation in e-Commerce in the steel industry is critical to create efficiencies and to support our customers’ needs.

Impact of Recently Issued Accounting Standards

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which was required to be adopted in years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, which delays the required adoption date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. We have not yet determined what the effect of SFAS 133 will be on earnings and our financial position.

Dividend on Common Stock

           On May 8, 2000 our board of directors declared a regular quarterly common stock dividend of $0.07 per share, payable on June 13, 2000, to shareholders of record on May 26, 2000.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

           Statements made in our reports, such as this Form 10-Q, in press releases and in statements made by employees in oral discussions, that are not historical facts constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

            Forward looking statements, by their nature, involve risk and uncertainty. A variety of factors could cause business conditions and our actual results and experience to differ materially from those we expect or expressed in our forward looking statements. These factors include, but are not limited to, the following:

1) changes in market prices and market demand for our products;

2)	changes in the costs or availability of the raw materials and other supplies used by us in the manufacture of our products;

3) equipment failures or outages at our steelmaking and processing facilities;

4) losses of customers;

5) changes in the levels of our operating costs and expenses;

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

11) changes in the legal and regulatory requirements applicable to us; and

12) the effects of extreme weather conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           In the normal course of business, our operations are exposed to continuing fluctuations in commodity prices, foreign currency values and interest rates that can affect the cost of operating, investing and financing. Accordingly, we address a portion of these risks, primarily commodity price risk, through a controlled program of risk management that includes the use of derivative financial instruments. Our objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of a documented corporate risk-management policy. We do not enter into any derivative transactions for speculative purposes. Our market risk has not changed materially from that reported in the Form 10-K for the year ended December 31, 1999.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

Trade Litigation

           This matter was reported in the Company’s 1999 Form 10-K and involves certain unfair trade petitions filed by the Company and a number of other U.S. steel producers with the Department of Commerce (“DOC”) and the International Trade Commission (“ITC”). Effective March 21, 2000 and April 6, 2000, the DOC made affirmative final dumping determinations in the investigations of cold-rolled carbon steel flat products (“Cold-Rolled Steel”) from Turkey and Venezuela, respectively. On April 27, 2000, the ITC made negative final injury determinations with respect to Cold-Rolled Steel from those two countries. These determinations mean that no antidumping duties will be assessed against Cold-Rolled Steel imported from Turkey and Venezuela; however, the Company and other domestic producers have the right to appeal these determinations to the U.S. Court of International Trade. Final injury determinations in the cases concerning Cold-Rolled Steel from China, Indonesia, Slovakia and Taiwan will be made during the summer of 2000. In April 2000, a challenge to the negative final injury determinations of the ITC in the investigations of Cold-Rolled Steel from Argentina, Brazil, Japan, Russia, South Africa and Thailand was commenced in the Court of International Trade by several U.S. steel producers.

Environmental Matters

           Midwest Facility—Oil Discharges. On April 11, 2000, the Indiana Department of Environmental Management (“IDEM”) issued a Warning of Noncompliance to the Company’s Midwest facility alleging violations of the Indiana Code, Indiana Administrative Code and the Company’s National Pollutant Discharge Elimination System permit as a result of discharges of oil, oil sheens and oily matter from the Company’s outfalls at the Midwest facility to the Burns Ditch Waterway and the Ogden Dunes Beach. Although no demand for penalties or other sanctions was contained in the Warning of Noncompliance, IDEM reserved the right to assess penalties. The Warning of Noncompliance requires the Company to undertake corrective measures to cease the unlawful discharge and to submit a plan for eliminating the recurrence of the discharge. A plan was submitted to IDEM, and the Company is currently in discussions with IDEM with respect to the requirements of that plan.

Item 6. Exhibits and Reports on Form 8-K

           (a) See attached Exhibit Index

           (b) Reports on Form 8-K

The Company filed a report on Form 8-K dated January 11, 2000 reporting on Item 5, Other Events.

The Company filed a report on Form 8-K dated January 27, 2000 reporting on Item 5, Other Events.

The Company filed a report on Form 8-K dated February 16, 2000 reporting on Item 5, Other Events.

The Company filed a report on Form 8-K dated March 22, 2000 reporting on Item 5, Other Events.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL STEEL CORPORATION

/S / JOHN A. MACZUZAK
By:
John A. Maczuzak
President and Chief Operating Officer

/S / GLENN H. GAGE
By:
Glenn H. Gage
Senior Vice President and Chief Financial Officer

Date: May 12, 2000

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

For the quarterly period ended March 31, 2000

15-A	Independent Accountants’ Review Report
15-B	Acknowledgment Letter on Unaudited Interim Financial Information
18	Letter re Change in Accounting Principle
27	Financial Data Schedule