Form 10-Q
period 2000-06-30
NATIONAL STEEL CORP
filed 2000-08-14
CIK 70578

2000

Second Quarter

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M   1 0 - Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of July 31, 2000, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Millions of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

Net Sales	$772.4	$707.3	$1,580.2	$1,365.2

Cost of products sold	709.7	633.6	1,428.1	1,240.4
Selling, general and administrative expense	36.7	35.6	74.7	75.3
Depreciation	40.8	35.5	78.6	68.1
Equity income of affiliates	(1.4)	(0.3)	(1.3)	(0.7)

Income (Loss) from Operations	(13.4)	2.9	0.1	(17.9)

Other (income) expense:
Interest and other financial income	(1.6)	(4.2)	(3.0)	(6.4)
Interest and other financial expense	8.5	11.9	17.8	19.4
Net gain on disposal of non-core assets
and other related activities	(15.1)	—	(15.1)	(0.6)

	(8.2)	7.7	(0.3)	12.4

Income (loss) before Income Taxes	(5.2)	(4.8)	0.4	(30.3)

Income taxes (credit)	(0.2)	(0.2)	0.1	(1.6)

Net Income (Loss)	$ (5.0)	$ (4.6)	$ 0.3	$ (28.7)

Basic Earnings Per Share:
Net Income (Loss)	$ (0.12)	$ (0.11)	$ 0.01	$ (0.69)

Weighted average shares outstanding (in thousands)	41,288	41,288	41,288	41,537

Diluted Earnings Per Share:
Net Income (Loss)	$ (0.12)	$ (0.11)	$ 0.01	$ (0.69)

Weighted average shares outstanding (in thousands)	41,288	41,288	41,291	41,537

Dividends Paid per Share	$ 0.07	$ 0.07	$ 0.14	$ 0.14

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions of Dollars, Except Share Amounts)

	June 30, 2000	December 31, 1999
	(Unaudited)	(Note 1)
Assets

Current assets
Cash and cash equivalents	$58.2	$58.4
Receivables - net	329.4	322.8
Inventories:
Finished and semi-finished products	462.1	461.4
Raw materials and supplies	165.2	196.3

	627.3	657.7
Less: LIFO Reserve	(123.9)	(138.0)

	503.4	519.7
Deferred tax assets	28.2	28.2
Other	32.8	29.5

Total current assets	952.0	958.6

Investments in affiliated companies	17.5	21.8

Property, plant and equipment	3,821.9	3,729.2
Less accumulated depreciation	2,361.3	2,282.8

	1,460.6	1,446.4
Other assets	281.3	273.7

	$2,711.4	$2,700.5

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$299.8	$246.1
Current portion of long-term debt	25.9	31.2
Accrued liabilities	265.9	320.6

Total current liabilities	591.6	597.9

Long-term debt	536.5	555.6
Other long-term liabilities	755.5	713.8

Stockholders' equity
Common Stock - par value $.01:
Class A - authorized 30,000,000 shares, issued
and outstanding 22,100,000	0.2	0.2
Class B - authorized 65,000,000 shares; issued
21,188,240	0.2	0.2
Additional paid-in-capital	491.8	491.8
Retained earnings	357.4	362.8
Treasury stock, at cost: 2,000,000 shares	(16.3)	(16.3)
Accumulated other comprehensive income:
Minimum pension liability	(5.5)	(5.5)

Total stockholders' equity	827.8	833.2

	$2,711.4	$2,700.5

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2000	1999

Cash Flows from Operating Activities
Net income (loss)	$0.3	$(28.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	78.6	68.1
Net gain on disposal of non-core assets	(15.1)	(0.6)
Deferred income taxes	(1.2)	(8.2)
Changes in assets and liabilities:
Receivables	(5.1)	(27.1)
Inventories	16.2	9.6
Accounts payable	53.7	(31.9)
Pension liability (net of change in intangible pension asset)	(24.0)	15.8
Postretirement benefits	15.6	7.3
Accrued liabilities	(2.2)	(5.7)
Other	(9.1)	(3.5)

Net Cash Provided by (Used in) Operating Activities	107.7	(4.9)

Cash Flows from Investing Activities
Purchases of property and equipment	(86.9)	(130.3)
Acquisition of ProCoil	—	(7.7)
Net proceeds from disposal of non-core assets	15.5	0.6

Net Cash Used in Investing Activities	(71.4)	(137.4)

Cash Flows from Financing Activities
Repurchase of Class B common stock	—	(7.9)
Debt repayment	(30.8)	(28.3)
Borrowings - net	—	295.4
Dividend payments on common stock	(5.7)	(5.8)

Net Cash Provided by (Used in) Financing Activities	(36.5)	253.4

Net Increase (Decrease) in Cash and Cash Equivalents	(0.2)	111.1
Cash and cash equivalents at the beginning of the period	58.4	137.9

Cash and cash equivalents at the end of the period	$58.2	$249.0

Noncash Investing and Financing Activities
Purchase of equipment through capital leases	$6.5	$13.3

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Millions of Dollars)

(Unaudited)

	Common Stock— Class A	Common Stock— Class B	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at January 1, 1999	$0.2	$0.2	$491.8	$417.5	$(8.4)	$(51.0)	$850.3
Comprehensive income:
Net loss				(43.1)			(43.1)
Other comprehensive income:
Minimum pension liability						45.5	45.5

Comprehensive income							2.4

Dividends on common stock				(11.6)			(11.6)

Purchase of 890,300 shares of
Class B common stock					(7.9)		(7.9)

Balance at December 31, 1999	0.2	0.2	491.8	362.8	(16.3)	(5.5)	833.2

Net income and comprehensive income				0.3			0.3
Dividends on common stock				(5.7)			(5.7)

Balance at June 30, 2000	$ 0.2	$ 0.2	$ 491.8	$ 357.4	$ (16.3)	$ (5.5)	$ 827.8

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature. The financial results presented for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K, as amended, for the year ended December 31, 1999 (the "1999 Form 10-K") contains additional information and should be read in conjunction with this report.

The Company has engaged Ernst & Young LLP to conduct a review of the consolidated financial statements presented herein, in accordance with standards established by the American Institute of Certified Public Accountants. Their review report is included as an exhibit to this Form 10-Q.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the 1999 financial statements have been reclassified to conform to current year presentation.

NOTE 2 - AUDIT COMMITTEE INQUIRY AND SECURITIES AND EXCHANGE COMMISSION INQUIRY

In the third quarter of 1997, the Audit Committee of the Company's Board of Directors was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, inquired into these matters. The Company, based upon the inquiry, restated its financial statements for certain prior periods. On January 29, 1998, the Company filed a Form 10-K/A for 1996 and Forms 10-Q/A for the first, second and third quarters of 1997 reflecting the restatements. (See these Forms for information about the restatement, the report of legal counsel to the Audit Committee and the recommendations, approved by the Board of Directors, to improve the Company's system of internal controls contained in the aforementioned report.) In accordance with the recommendations, the Company in early 1998 undertook an assessment of its internal control over financial reporting, made improvements in its system of internal controls and engaged a major independent accounting firm to examine and report on management's assertion about the effectiveness of the Company's internal control over financial reporting. The accounting firm's report was issued in March 1999 and indicated that in that firm's opinion, management's assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, as of March 1, 1999 is fairly stated, in all material respects, based upon the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Because of inherent limitations in internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting, including safeguarding of assets, to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Securities and Exchange Commission (the "Commission") has authorized an investigation pursuant to a formal order of investigation relating to the matters described above. The Company has been cooperating with the staff of the Commission and intends to continue to do so. A lawsuit, generally relating to the matters described above, was settled on June 21, 2000 with no material impact to the Company. (See Item 1. Legal Proceedings.)

NOTE 3 — SEGMENT INFORMATION

June 30, 2000				June 30, 1999

Dollars in millions	Steel	All Other	Total	Steel	All Other	Total

Six months ended:
Revenues from external customers	$1,573.2	$ 7.0	$1,580.2	$1,356.1	$ 9.1	$1,365.2
Intersegment revenues	293.4	1,670.1	1,963.5	322.8	1,503.9	1,826.7
Segment income (loss) from operations	25.4	(25.3)	0.1	(12.3)	(5.6)	(17.9)

Segment assets	1,680.5	1,030.9	2,711.4	1,547.0	1,160.4	2,707.4

Three months ended:
Revenues from external customers	$ 768.7	$ 3.7	$ 772.4	$ 703.0	$ 4.3	$ 707.3
Intersegment revenues	148.2	821.4	969.6	163.8	780.2	944.0
Segment income (loss) from operations	4.5	(17.9)	(13.4)	6.5	(3.6)	2.9

Included in the "All Other" intersegment revenues for the six month period is $1,549.9 million in 2000 and $1,393.3 million in 1999 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.

NOTE 4 — SALE OF PRESQUE ISLE CORPORATION

On June 30, 2000, the Company completed the sale of its 30% equity interest in the Presque Isle Corporation, a limestone quarry on the shoreline of Lake Huron. The Company received cash proceeds of $15.5 million (net of expenses) and recorded a $15.1 million gain.

NOTE 5 — CHANGE IN METHOD OF ACCOUNTING FOR NON-CAPITAL CONSTRUCTION AND MAJOR REPAIR AND MAINTENANCE COSTS IN INTERIM PERIODS

Effective January 1, 2000, the Company changed its method of accounting for non-capital construction and major repair and maintenance costs in interim periods. Previously, the Company estimated the annual amount of these costs and allocated them ratably to interim periods. Estimates were updated each reporting period with any change reflected in the current and all remaining interim periods of the year. As a result, costs incurred relating to outages and construction projects frequently were reflected in a different quarter than that in which the underlying event occurred. The Company has decided to expense these costs in the interim period in which they are incurred. In management's opinion, this method of accounting, which is consistent with the accounting treatment used by others in the steel industry, will result in improved interim reporting.

The effect of this change was to increase the net loss in the second quarter by $2.9 million or $0.06 per share (basic and diluted), increase net income by $1.0 million or $0.03 per share (basic and diluted) for the six months ended June 30, 2000 and will have no effect on the year ending December 31, 2000. The pro forma effects of this change for the 1999 quarterly and annual periods are as follows:

	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
	Dollars in millions, except per share amounts
Net loss as previously reported	$(24.1)	$(4.6)	$(7.6)	$(6.8)	$(43.1)
Effect of accounting change	5.9	(6.6)	2.1	(1.4)	—

Pro forma net loss	$(18.2)	$(11.2)	$(5.5)	$(8.2)	$(43.1)

Basic and diluted earnings per share:
Net loss as previously reported	$(0.58)	$(0.11)	$(0.18)	$(0.17)	$(1.04)
Effect of accounting change	0.14	(0.16)	0.05	(0.03)	—

Pro forma net loss	$(0.44)	$(0.27)	$(0.13)	$(0.20)	$(1.04)

NOTE 6—RELATED PARTY TRANSACTIONS

During 1998, the Company entered into a Turnkey Engineering and Construction Contract with NKK Steel Engineering, Inc. ("NKK SE"), a subsidiary of NKK Corporation ("NKK"), to design, engineer, construct and install a continuous hot dip galvanizing facility at the Company's Great Lakes operations. The Agreement was unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK. The purchase price payable by the Company to NKK SE for the facility is approximately $150 million, which includes $10 million in approved extra work authorizations. During the first six months of 2000, $13.5 million was paid to NKK SE relating to the above mentioned contract and $8.1 million is included in accounts payable, net of a $10.3 million retention, at June 30, 2000.

Effective as of February 16, 2000, the Company entered into a Steel Slab Products Supply Agreement with NKK. The Company purchased $8.3 million of slabs under this agreement in the second quarter of 2000, all of which is included in accounts payable at June 30, 2000. The Company anticipates that approximately $15 million of slabs will be purchased under this agreement during the remainder of 2000. In addition, the Company purchased, under a previous agreement, $4.0 million of slabs produced by NKK through trading companies, in arms' length transactions at competitively bid prices, during the first quarter of 2000.

During the first six months of 2000, the Company purchased from trading companies, in arms' length transactions at competitively bid prices, approximately $5.4 million of finished-coated steel produced by NKK.

NKK is the parent company of NKK U.S.A. Corporation which is the Company's principal stockholder.

NOTE 7—ENVIRONMENTAL AND LEGAL PROCEEDINGS

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable reserves or insurance coverages, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company's financial condition. The Company has recorded an aggregate environmental liability of approximately $22.0 million and $22.6 million at June 30, 2000 and December 31, 1999, respectively.

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

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the second quarter of 2000 consolidated financial statements and selected notes and the 1999 Form 10-K for a full understanding of our financial condition and results of operations.

Results of Operations - Three Months Ended June 30, 2000 and 1999

Net Sales

Net sales for the second quarter of 2000 increased $65.1 million, or 9%, compared to the second quarter of 1999. The increase resulted primarily from a 160,000 ton increase in shipments to 1,631,000 tons in the second quarter of 2000 as compared to the year earlier quarter and represented the highest second quarter shipments in our history. The volume increase was offset by a slight decrease in average selling prices resulting from a change in our mix. Shipments of lower priced hot-rolled products increased while cold-rolled and coated product shipments remained stable as compared to the second quarter of 1999. We have increased the prices of many of our products compared to those in place in the prior year quarter, partially offsetting the mix affect.

Income (Loss) from Operations

We reported an operating loss of $13.4 million for the second quarter of 2000, a decrease of $16.3 million from operating income of $2.9 million reported in the corresponding 1999 period. This decrease resulted primarily from increases in cost of products sold, beyond the increase resulting from higher net sales noted above, due to the following:

    ·   longer than planned outages of the hot strip mill at Granite City and our Pellet Operations,

    ·   a fire at one of the casters at Great Lakes, and

    ·   increased costs for natural gas, zinc, scrap and electricity.

Increased depreciation costs resulting from higher levels of capital spending also impacted operating results for the second quarter of 2000 as compared to 1999.

Accounting Change

Effective January 1, 2000, we changed our method of accounting for non-capital construction and major repair and maintenance costs in interim periods. There was no cumulative effect of the accounting change on that date as the change only impacts interim reporting. Our net loss in the second quarter of 2000 increased by $2.9 million or $0.06 per share (basic and diluted) as a result of this accounting change. The second quarter of 1999 net loss would have increased by $6.6 million or $0.16 per share (basic and diluted) had this accounting change been applied retroactively. The accounting change will have no impact on annual results. This accounting change is discussed in further detail in Note 5 to the financial statements.

Net Financing Costs

Net financing costs decreased $0.8 million in the second quarter of 2000 as compared to the same period in 1999. The decrease is a result of lower interest expense due to increased levels of capitalized interest during 2000 offset by lower interest income as cash levels were lower in 2000.

Net Gain on Disposal of Non-Core Assets

The $15.1 million net gain on disposal of non-core assets in the second quarter of 2000 resulted from the sale of our 30% equity interest in the Presque Isle Corporation, a limestone quarry. The sale of Presque Isle Corporation resulted from our continued efforts to focus on our core steel operations.

Income Taxes

The Company's effective tax rate is lower than the combined federal and state statutory rates primarily because of the recognition of deferred tax assets and the utilization of available federal and state net operating loss carryforwards.

Results of Operations - Six Months Ended June 30, 2000 and 1999

Net Sales

Net sales for the first six months of 2000 increased $215.0 million, or 16%, compared to the first six months of 1999. The increase resulted primarily from a 550,000 ton increase in shipments as compared to the year earlier period. Shipment levels in the first half of 2000 broke several of our previous records including five monthly shipment records and shipment records for each respective quarter. This large volume increase was offset by approximately a 2% decrease in average selling prices. The decrease in average selling prices resulted from a change in our mix due to the planned increase in shipments of lower priced hot-rolled products as we continue to improve the utilization of our production facilities and work toward our goal of shipping 7 million tons by 2001.

Income (Loss) from Operations

We reported operating income of $0.1 million for the first six months of 2000, an increase of $18.0 million from an operating loss of $17.9 million reported in the corresponding 1999 period. This increase results primarily from higher shipment levels of lower cost hot-rolled products, as discussed above. Partially offsetting the increase were additional increases in cost of products sold due to outages that lasted longer than planned, and therefore were more costly than anticipated, as well as higher costs relating to scrap, natural gas, and outside slab purchases. Depreciation expense in the first six months of 2000 also increased in comparison to the year earlier period as a result of increased levels of capital expenditures.

Accounting Change

Effective January 1, 2000, we changed our method of accounting for non-capital construction and major repair and maintenance costs in interim periods. There was no cumulative effect of the accounting change on that date as the change only impacts interim reporting. Net income in the first six months of 2000 increased by $1.0 million or $0.03 per share (basic and diluted) as a result of this accounting change. The net loss for the first six months of 1999 would have increased by $0.7 million or $0.02 per share (basic and diluted) had this accounting change been applied retroactively. The accounting change will have no impact on annual results. This accounting change is discussed in further detail in Note 5 to the financial statements.

Net Financing Costs

Net financing costs increased $1.8 million in the first half of 2000 as compared to the same period in 1999. This increase results from lower levels of interest income as the proceeds obtained from our bond offering in 1999 were utilized during the latter half of 1999 and into 2000 for capital expenditures and general corporate purposes resulting in lower average cash and cash equivalent balances. Lower interest expense due to higher levels of capitalized interest partially offset the impact of lower interest income.

Income Taxes

The Company's effective tax rate is lower than the combined federal and state statutory rates primarily because of the recognition of deferred tax assets and the utilization of available federal and state net operating loss carryforwards.

Forward Looking Information

We anticipate that the third quarter of 2000 will be difficult for us as we work to overcome a disappointing second quarter and contend with strained market conditions and a major scheduled outage. The planned third quarter 2000 blast furnace reline at Great Lakes is currently running on schedule and will result in outage costs of approximately $13 million. We expect to see a reduction in shipments in the third quarter as compared to the second quarter of 2000 due to higher inventory levels at outside service centers and increasing levels of lower priced imports. We do anticipate, however, that shipments will increase slightly from the level reported in the third quarter of 1999. Although spot pricing has been negatively impacted by the higher levels of inventories and lower priced imports, we also expect that our average selling prices will increase from the second quarter 2000 mainly as the result of improved mix.

Our new 450,000 ton hot dip galvanizing facility at Great Lakes began production in late June 2000. This facility will reach full production in early 2001 and will help to increase our shipments of value-added coated products to the automotive sector.

As we mentioned at the end of the first quarter, our new strategy to improve the utilization of all of our available assets continues to positively impact our operating production. We again set monthly production records during the second quarter and continue to see improvement in our safety and health performance, both of which help to reduce costs per ton. Customer satisfaction also continues to be a focus of ours as we strive to maintain the quality, delivery and cost performances expected of us.

Liquidity and Sources of Capital

Our liquidity needs arise primarily from capital investments, working capital requirements, pension funding requirements, principal and interest payments on our indebtedness and common stock dividend payments. We have satisfied these liquidity needs with funds provided by long-term borrowings and cash provided by operations. Additional sources of liquidity consist of a Receivables Purchase Agreement with commitments of up to $200.0 million which has an expiration date of September 2002, and a $200.0 million credit facility secured by our inventories (the "Inventory Facility") which expires in November 2004. At June 30, 2000, we had total liquidity, which includes cash balances plus available borrowing capacity under these facilities, of $391.1 million.

At June 30, 2000, total debt as a percentage of total capitalization decreased to 40.5% as compared to 41.3% at December 31, 1999. Cash and cash equivalents totaled $58.2 million at June 30, 2000, as compared to $58.4 million at December 31, 1999.

We are currently in compliance with all covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facility and other debt instruments. On June 30, 2000, there were no cash borrowings outstanding under the Receivables Purchase Agreement or the Inventory Facility, and outstanding letters of credit under the Receivables Purchase Agreement totaled $34.1 million. For 2000, the maximum availability under the Receivables Purchase Agreement, after reduction for letters of credit outstanding, varied from $101.7 million to $168.0 million and was $132.9 million as of June 30, 2000.

Cash Flows from Operating Activities

For the six months ended June 30, 2000, cash provided by operating activities amounted to $107.7 million, which is primarily attributable to the non-cash charge for depreciation. Offsetting the effect of this non-cash charge is the $15.1 million gain on the sale of our 30% equity interest in Presque Isle Corporation. Changes in assets and liabilities had a positive effect on cash flows from operating activities as reduced inventories and increased payables were partially offset by increased receivables and decreases in net pension and other accrued liabilities.

Cash Flows from Investing Activities

Capital investments for the six months ended June 30th amounted to $86.9 million in 2000 and $130.3 million in 1999. The 2000 spending includes the construction of the new hot dip galvanizing facility at Great Lakes, which was placed into service in late June. Other spending at Great Lakes includes the rebuild of the No. 2 stove and materials purchased in preparation of the blast furnace reline, both of which are scheduled to be completed in the third quarter of 2000. Additionally, $6.5 million of machinery and equipment was acquired at the National Steel Pellet Company through four-year capital leases. We plan to invest approximately $160 million for capital expenditures during the remainder of 2000.

During the second quarter of 2000, we sold our 30% equity interest in the Presque Isle Corporation and received proceeds of $15.5 million (net of expenses). The proceeds will be used for general corporate purposes. (See Note 4. - Sale of Presque Isle Corporation.)

Cash Flows from Financing Activities

During the first six months of 2000, net cash used in financing activities amounted to $36.5 million. Financing activities included scheduled payments of debt and dividend payments on our common stock.

Other

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133" ), which was required to be adopted in years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delays the required adoption date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to SFAS 133 ("SFAS 138"). SFAS 133, as amended by SFAS 138, will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We have not yet determined what the effect of SFAS 133 will be on earnings and our financial position.

Dividend on Common Stock

On August 7, 2000 our board of directors declared a regular quarterly common stock dividend of $0.07 per share, payable on September 7, 2000, to shareholders of record on August 23, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to continuing fluctuations in commodity prices, foreign currency values and interest rates that can affect the cost of operating, investing and financing. Accordingly, we address a portion of these risks, primarily commodity price risk, through a controlled program of risk management that includes the use of derivative financial instruments. Our objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of a documented corporate risk-management policy. We do not enter into any derivative transactions for speculative purposes. Our market risk has not changed materially from that reported in the 1999 Form 10-K.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Steinmetz v. National Steel Corporation, et. al.

This matter was reported in the Company's 1999 Form 10-K and involves a complaint filed on May 13, 1998 in the United States District Court for the Northern District of Indiana by Hyman Steinmetz seeking shareholder class action status and alleging violations of the federal securities laws against the Company, its majority shareholder, NKK U.S.A. Corporation, Osamu Sawaragi, the Company's former chairman and chief executive officer, and another former officer of the Company. On June 21, 2000, the court approved a Settlement Order which dismissed the class allegations from the amended complaint, amended the caption to delete the class allegations and dismissed the action on the merits and with prejudice, without costs to any of the parties, except as provided in the Stipulation of Settlement. Pursuant to the Stipulation of Settlement dated June 1, 2000, the defendants collectively agreed to pay a total of $150,000 in full satisfaction and final settlement of all claims and in consideration for a full release as to any future claims arising out of or relating in any way to the matters set forth in the complaint. The entire settlement amount was paid to plaintiff's counsel by the Company's insurer on or about June 23, 2000. The June 21, 2000 Settlement Order also provided that the Stipulation of Settlement did not vacate, alter or modify the determinations made by the District Court in the Memorandum and Order of March 29, 1999 and/or the Memorandum and Order of August 13, 1999, which dismissed the earlier filed complaints.

Trade Litigation

This matter was reported in the Company's 1999 Form 10-K and Form 10-Q for the First Quarter of 2000 and involves certain unfair trade petitions filed by the Company and a number of other U.S. steel producers with the Department of Commerce ("DOC") and the International Trade Commission ("ITC"). On July 17, 2000, the ITC published negative final injury determinations with respect to cold-rolled carbon steel flat products ("Cold-Rolled Steel") from China, Indonesia, Slovakia and Taiwan. These determinations mean that no antidumping duties will be assessed against Cold-Rolled Steel imported from those countries. However, U.S. steel producers have the right to appeal these determinations to the U.S. Court of International Trade (the "CIT"). In June 2000, several U.S. steel producers, including the Company, commenced a challenge in the CIT to the negative final injury determinations of the ITC in the investigations of Cold-Rolled Steel from Turkey and Venezuela.

On September 1, 1999 the DOC and the ITC published notices initiating five-year "sunset" reviews of antidumping and/or countervailing duty orders entered in 1993 on (i) corrosion-resistant carbon steel flat products from Australia, Canada, France, Germany, Japan and Korea and (ii) Cold-Rolled Steel from Germany, Korea, the Netherlands and Sweden. In March and July 2000, the DOC determined that revocation of the orders would likely lead to continuation or recurrence of dumping and/or subsidization. The ITC is scheduled to determine in November 2000 whether revocation would be likely to lead to continuation or recurrence of material injury. If the ITC determines for one or more orders that revocation is not likely to cause material injury to continue or recur, then such order or orders will be revoked.

Environmental Matters

Release of Acid to Granite City Regional Wastewater Treatment Plant. This matter is reported in the Company's 1999 Form 10-K under the caption "Granite City Regional Wastewater Treatment Plant NOV". It involves a Notice of Violation ("NOV") issued by the Granite City Regional Wastewater Treatment Plant ("Granite City POTW") to the Company's Granite City Division alleging that the Company discharged significant quantities of concentrated acid into the Granite City POTW without a permit and in violation of the Granite City POTW's Sewer Use Ordinance. On February 25, 2000, the Illinois Emergency Management Agency ("IEMA") issued an NOV to the

Company alleging that the Company's reporting of the release of acid to the POTW (as well as an unrelated release of coke oven gas), was not as timely as required under applicable law. On April 14, 2000, the Company received a request for information pursuant to Section 104(e) of CERCLA from the U.S. Environmental Protection Agency seeking information regarding this release. The Company responded to this request on May 12, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Set forth below are the results of the vote on the matters which were submitted to a vote of the Company's stockholders at the Annual Meeting of Stockholders which was held on May 8, 2000:

      (1) Election of Directors. The following individuals were elected to serve as directors of the Company, for a term expiring on the date of the 2001 Annual Meeting of Stockholders, by the following vote:

Name	Number of Votes For	Number of Votes Withheld
Charles A. Bowsher	58,537,293	488,973
Edsel D. Dunford	58,542,225	484,041
Mitsuoki Hino	58,542,575	483,691
Frank J. Lucchino	58,541,223	485,043
Bruce K. MacLaury	58,537,025	489,241
Mineo Shimura	56,546,006	2,480,260
Hisashi Tanaka	58,541,025	485,241
Yutaka Tanaka	58,542,175	484,091
Sotaro Wakabayashi	56,556,606	2,469,660

      (2) Ratification of Independent Auditors. The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was ratified by the following vote:

Number of Votes For	Number of Votes Against	Number of Abstentions
58,884,997	75,588	65,681

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   See attached Exhibit Index

(b)   Reports on Form 8-K

       The Company filed a report on Form 8-K dated April 28, 2000 reporting on Item 5, Other Events.

       The Company filed a report on Form 8-K dated June 21, 2000 reporting on Item 5, Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL STEEL CORPORATION

BY /s/ John A. Maczuzak

John A. Maczuzak
President and Chief Operating Officer

BY /s/ Glenn H. Gage

Glenn H. Gage
Senior Vice President and Chief Financial Officer

Date: August 14, 2000

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

For the quarterly period ended June 30, 2000

10-A	Cooperation Agreement on Research and Development and Technical Assistance dated May 25, 2000 between NKK Corporation and National Steel Corporation
15-A	Independent Accountants' Review Report
15-B	Acknowledgment Letter on Unaudited Interim Financial Information
27	Financial Data Schedule