Form 10-Q
period 2000-09-30
NATIONAL STEEL CORP
filed 2000-11-14
CIK 70578

2000 Third Quarter

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M    1 0 - Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes      X           No    ___

The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of November 10, 2000, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (unaudited)
	Consolidated Statements of Income -
	Three and Nine Months Ended September 30, 2000 and 1999	3

	Consolidated Balance Sheets -
	September 30, 2000 and December 31, 1999	4

	Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2000 and 1999	5

	Consolidated Statements of Changes in
	Stockholders' Equity -
	Nine Months Ended September 30, 2000 and
	Year Ended December 31, 1999	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	1999	2000	1999

Net Sales	$666.7	$724.5	$2,246.9	$2,089.7

Cost of products sold	650.0	655.3	2,078.1	1,895.6
Selling, general and administrative expense	34.2	34.2	108.9	109.4
Depreciation	38.3	36.1	116.9	104.3
Equity income of affiliates	(0.9)	(0.9)	(2.2)	(1.5)

Loss from Operations	(54.9)	(0.2)	(54.8)	(18.1)

Other (income) expense:
Interest and other financial income	(0.6)	(3.2)	(3.6)	(9.6)
Interest and other financial expense	11.6	11.0	29.4	30.3
Net gain on disposal of non-core assets
and other related activities	—	—	(15.1)	(0.6)

	11.0	7.8	10.7	20.1

Loss before Income Taxes	(65.9)	(8.0)	(65.5)	(38.2)

Income tax credit	(3.4)	(0.4)	(3.3)	(1.9)

Net Loss	$(62.5)	$(7.6)	$(62.2)	$(36.3)

Basic Earnings Per Share:
Net Loss	$(1.52)	$(0.18)	$(1.51)	$(0.88)

Weighted average shares outstanding (in thousands)	41,288	41,288	41,288	41,453

Diluted Earnings Per Share:
Net Loss	$(1.52)	$(0.18)	$(1.51)	$(0.88)

Weighted average shares outstanding (in thousands)	41,288	41,288	41,288	41,453

Dividends Paid Per Share	$0.07	$0.07	$0.21	$0.21

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Per Share Amounts)

	September 30, 2000	December 31, 1999

	(Unaudited)	(Note 1)
Assets
Current assets
Cash and cash equivalents	$7.9	$58.4
Receivables - net	208.3	322.8
Inventories:
Finished and semi-finished products	489.0	461.4
Raw materials and supplies	182.8	196.3

	671.8	657.7
Less: LIFO Reserve	(123.7)	(138.0)

	548.1	519.7
Deferred tax assets	28.2	28.2
Other	18.5	29.5

Total current assets	811.0	958.6

Investments in affiliated companies	18.0	21.8

Property, plant and equipment	3,914.3	3,729.2
Less accumulated depreciation	2,399.3	2,282.8

	1,515.0	1,446.4
Other assets	284.6	273.7

	$2,628.6	$2,700.5

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$303.9	$246.1
Current portion of long-term debt	26.9	31.2
Accrued liabilities	233.1	320.6

Total current liabilities	563.9	597.9

Long-term debt	529.7	555.6
Other long-term liabilities	772.7	713.8

Stockholders' equity
Common Stock - par value $0.01:
Class A - authorized 30,000,000 shares, issued
and outstanding 22,100,000 shares	0.2	0.2
Class B - authorized 65,000,000 shares; issued
21,188,240 shares and outstanding 19,188,240 shares	0.2	0.2
Additional paid-in-capital	491.8	491.8
Retained earnings	291.9	362.8
Treasury stock, at cost: 2,000,000 shares	(16.3)	(16.3)
Accumulated other comprehensive income:
Minimum pension liability	(5.5)	(5.5)

Total stockholders' equity	762.3	833.2

	$2,628.6	$2,700.5

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months
	Ended September 30,
	2000	1999
Cash Flows from Operating Activities
Net loss	$(62.2)	$(36.3)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	116.9	104.3
Net gain on disposal of non-core assets	(15.1)	(0.6)
Deferred income taxes	(4.3)	(11.2)
Changes in assets and liabilities:
Receivables	44.5	(63.9)
Receivables sold	70.0	—
Inventories	(28.5)	(57.5)
Accounts payable	57.8	37.4
Pension liability (net of change in intangible
pension asset)	(36.4)	14.6
Postretirement benefits	19.6	15.1
Accrued liabilities	(8.9)	(10.8)
Other	2.2	(1.4)

Net Cash Provided by (Used in) Operating Activities	155.6	(10.3)

Cash Flows from Investing Activities
Purchases of property and equipment	(176.3)	(216.3)
Acquisition of ProCoil	—	(7.7)
Net proceeds from disposal of non-core assets	16.9	0.6

Net Cash Used in Investing Activities	(159.4)	(223.4)

Cash Flows from Financing Activities
Repurchase of Class B common stock	—	(7.9)
Debt repayment	(38.0)	(50.8)
Borrowings - net	—	311.2
Dividend payments on common stock	(8.7)	(8.6)

Net Cash Provided by (Used in) Financing Activities	(46.7)	243.9

Net Increase (Decrease) in Cash and Cash Equivalents	(50.5)	10.2
Cash and cash equivalents at the beginning of the period	58.4	137.9

Cash and cash equivalents at the end of the period	$7.9	$148.1

Noncash Investing and Financing Activities
Purchase of equipment through capital leases	$7.9	$13.3

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Millions)

						Accumulated
	Common	Common				Other	Total
	Stock—	Stock—	Additional	Retained	Treasury	Comprehensive	Stockholders’
	Class A	Class B	Paid-In Capital	Earnings	Stock	Income (Loss)	Equity

Balance at January 1, 1999	$0.2	$0.2	$491.8	$417.5	$ (8.4)	$ (51.0)	$850.3
Comprehensive income:
Net loss				(43.1)			(43.1)
Other comprehensive income:
Minimum pension liability						45.5	45.5

Comprehensive income							2.4

Dividends on common stock				(11.6)			(11.6)
Purchase of 890,300 shares of
Class B common stock					(7.9)		(7.9)

Balance at December 31, 1999	0.2	0.2	491.8	362.8	(16.3)	(5.5)	833.2

Net loss and comprehensive loss				(62.2)			(62.2)
Dividends on common stock				(8.7)			(8.7)

Balance at September 30, 2000 (Unaudited)	$0.2	$0.2	$491.8	$291.9	$(16.3)	$(5.5)	$762.3

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the “Company”) presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature. The financial results presented for the nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K, as amended, for the year ended December 31, 1999 (the “1999 Form 10-K”) contains additional information and should be read in conjunction with this report.

The Company has engaged Ernst & Young LLP to conduct a review of the consolidated financial statements presented herein, in accordance with standards established by the American Institute of Certified Public Accountants. Their review report is included as an exhibit to this Form 10-Q.

The consolidated balance sheet at December 31, 1999 and the consolidated statement of changes in stockholders’ equity for the year ended December 31, 1999 have been derived from the audited financial statements at that date but do not include all footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the 1999 financial statements have been reclassified to conform to current year presentation.

NOTE 2 — AUDIT COMMITTEE INQUIRY AND SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

In the third quarter of 1997, the Audit Committee of the Company’s Board of Directors was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, inquired into these matters. The Company, based upon the inquiry, restated its financial statements for certain prior periods. On January 29, 1998, the Company filed a Form 10-K/A for 1996 and Forms 10-Q/A for the first, second and third quarters of 1997 reflecting the restatements. (See these Forms for information about the restatement, the report of legal counsel to the Audit Committee and the recommendations, approved by the Board of Directors, to improve the Company’s system of internal controls contained in the aforementioned report.) In accordance with the recommendations, the Company in early 1998 undertook an assessment of its internal control over financial reporting, made improvements in its system of internal controls and engaged a major independent accounting firm to examine and report on management’s assertion about the effectiveness of the Company’s internal control over financial reporting. The accounting firm’s report was issued in March 1999 and indicated that in that firm’s opinion, management’s assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, as of March 1, 1999 is fairly stated, in all material respects, based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of inherent limitations in internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting, including safeguarding of assets, to future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Securities and Exchange Commission (the “Commission”) has authorized an investigation pursuant to a formal order of investigation relating to the matters described above. The Company has been cooperating with the staff of the Commission and intends to continue to do so. The Company is in settlement discussions with the SEC enforcement staff to resolve these matters, whereby, without admitting or denying findings, except for jurisdiction, the Company would consent to the entry of an Administrative Cease and Desist Order alleging violations of periodic filing requirements, and the books and records and internal control provisions, under the Securities Exchange Act of 1934.

NOTE 3 — SEGMENT INFORMATION

	September 30, 2000			September 30, 1999

Dollars in millions		All			All
	Steel	Other	Total	Steel	Other	Total

Nine months ended:

Revenues from external
customers	$2,236.6	$10.3	$2,246.9	$2,075.9	$13.8	$2,089.7

Intersegment revenues	427.7	2,412.2	2,839.9	499.1	2,331.4	2,830.5

Segment income (loss) from
operations	(26.5)	(28.3)	(54.8)	(9.9)	(8.2)	(18.1)

Segment assets	1,762.1	866.5	2,628.6	1,653.4	1,098.2	2,751.6

Three months ended:

Revenues from external
customers	$663.4	$3.3	$666.7	$719.8	$4.7	$724.5

Intersegment revenues	134.3	742.1	876.4	176.3	827.5	1,003.8

Segment income (loss) from
operations	(51.9)	(3.0)	(54.9)	2.4	(2.6)	(0.2)

Included in the “All Other” intersegment revenues for the nine month period is $2,224.2 million in 2000 and $2,141.1 million in 1999 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.

NOTE 4 — RECEIVABLES SOLD

The Company has a Receivables Purchase Agreement (the “Receivables Facility”) that allows for the sale, on a revolving basis, of an undivided percentage ownership interest in certain of the Company’s accounts receivable and borrowings in the form of letters of credit up to a maximum of $200 million. At September 30, 2000, the Company had outstanding letters of credit of $32.1 million and had sold approximately $70 million of receivables to the participating banks. Remaining availability under the Receivables Facility at September 30, 2000 was $45.2 million. The receivables sold are excluded from the accompanying consolidated balance sheet.

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

The effect of this change was to increase the net loss in the third quarter of 2000 by $4.0 million or $0.10 per share (basic and diluted) and by $3.0 million or $0.07 per share (basic and diluted) for the nine months ended September 30, 2000. This change will have no effect on the year ending December 31, 2000. The pro forma effects of this change for the 1999 quarterly and annual periods are as follows:

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

NOTE 6 — SALE OF PRESQUE ISLE CORPORATION

On June 30, 2000, the Company completed the sale of its 30% equity interest in the Presque Isle Corporation, a limestone quarry on the shoreline of Lake Huron. The Company received cash proceeds of $16.9 million (net of expenses) and recorded a $15.1 million gain.

NOTE 7 — RELATED PARTY TRANSACTIONS

During 1998, the Company entered into a Turnkey Engineering and Construction Contract with NKK Steel Engineering, Inc. (“NKK SE”), a subsidiary of NKK Corporation (“NKK”), to design, engineer, construct and install a continuous hot dip galvanizing facility at the Company’s Great Lakes operations. The Agreement was unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK. The purchase price payable by the Company to NKK SE for the facility is approximately $150 million, which includes $10 million in approved extra work authorizations. During the first nine months of 2000, $31.4 million was paid to NKK SE relating to the above mentioned contract and $0.5 million is included in accounts payable, net of a $3.3 million retention, at September 30, 2000.

Effective February 16, 2000, the Company entered into a Steel Slab Products Supply Agreement with NKK. This agreement was also unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK. The Company purchased $17.2 million of slabs under this agreement during the second and third quarters of 2000, all of which was paid as of September 30, 2000. The Company also purchased approximately $9.0 million of slabs under this agreement in October 2000. In addition, the Company purchased, under a previous agreement, $4.0 million of slabs produced by NKK through trading companies, in arms’ length transactions at competitively bid prices, during the first quarter of 2000.

During the first nine months of 2000, the Company purchased from trading companies, in arms’ length transactions at competitively bid prices, approximately $5.4 million of finished-coated steel produced by NKK.

NKK is the parent company of NKK U.S.A. Corporation which is the Company’s principal stockholder.

NOTE 8 — ENVIRONMENTAL AND LEGAL PROCEEDINGS

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company and certain of its subsidiaries are involved as potentially responsible parties (“PRPs”) at a number of off-site CERCLA and other environmental cleanup proceedings. At some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability.

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable reserves or insurance coverages, could have a material adverse effect on the Company’s results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company’s financial condition. The Company has recorded an aggregate environmental liability of approximately $21.9 million and $22.6 million at September 30, 2000 and December 31, 1999, respectively.

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

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the third quarter of 2000 consolidated financial statements and selected notes and the 1999 Form 10-K for a full understanding of our financial condition and results of operations.

Results of Operations – Three Months Ended September 30, 2000 and 1999

Net Sales

Third quarter of 2000 net sales decreased by approximately 8% to $666.7 million as compared to the third quarter of 1999. The decline is the result of a 154,000 ton, or 10%, decrease in shipments to 1,409,000 tons in the third quarter of 2000. Shipments were negatively impacted by a sharp reduction in demand for steel products in many of the markets we serve. The drop in shipment levels was partially offset by a slight increase in average selling prices. Shipments of higher value-added coated products as a percentage of total shipments increased approximately 2% improving our mix of products sold.

Loss from Operations

We reported an operating loss of $54.9 million for the third quarter of 2000, $54.7 million greater than the operating loss of $0.2 million reported in the corresponding 1999 period. The decrease in sales volume, noted above, increased the loss from operations by approximately $13 million. Several other factors also negatively impacted our operating results in the third quarter of 2000 as compared to the same quarter of 1999:

●	Approximately $13 million of outage costs relating to the planned B blast furnace reline at the Great Lakes facility,
●	Our cost for natural gas increased by approximately $10 million,
●	Slab purchases increased by approximately $6 million as the result of a slight increase in volume in anticipation of the planned B blast furnace outage and increased pricing,
●	Lower production volumes resulted in increased fixed costs per ton that impacted cost of products sold, and
●	Depreciation expense increased by $2.2 million primarily as a result of the new hot dip galvanizing facility at Great Lakes beginning production at the end of the second quarter of 2000.

Accounting Change

Effective January 1, 2000, we changed our method of accounting for non-capital construction and major repair and maintenance costs in interim periods. There was no cumulative effect of the accounting change on that date as the change only impacts interim reporting. Our net loss in the third quarter of 2000 increased by $4.0 million or $0.10 per share (basic and diluted) as a result of this accounting change. The third quarter of 1999 net loss would have been smaller by $2.1 million or $0.05 per share (basic and diluted) had this accounting change been applied retroactively. The accounting change will have no impact on annual results. This accounting change is discussed in further detail in Note 5 to the consolidated financial statements.

Net Financing Costs

Net financing costs increased $3.2 million in the third quarter of 2000 as compared to the same period in 1999. The increase is primarily the result of lower interest income due to reduced cash and cash equivalent levels in 2000 .

Income Taxes

The Company’s effective tax rate is lower than the combined federal and state statutory rates primarily because the tax benefit of the loss before income taxes is not being fully recognized as a deferred tax asset.

Results of Operations – Nine Months Ended September 30, 2000 and 1999

Net Sales

Net sales for the first nine months of 2000 increased $157.2 million, or 8%, compared to the first nine months of 1999. The increase resulted primarily from a 396,000 ton increase in shipments as compared to the year earlier period. Shipment levels in the early part of 2000 broke several of our previous records including five monthly and two quarterly shipment records. The volume increase was slightly offset by approximately a 1% decrease in average selling prices resulting primarily from a change in our mix due to the planned increase in shipments of lower priced hot-rolled products as we continue to improve the utilization of our production facilities.

Loss from Operations

We reported an operating loss of $54.8 million for the first nine months of 2000, $36.7 million greater than the operating loss of $18.1 million reported in the corresponding 1999 period. Increases in cost of products sold and depreciation expense more than offset the positive impact of our increased net sales discussed above. Cost of products sold increased due to increased outage costs, primarily related to the planned B blast furnace outage, as well as higher costs relating to natural gas and outside slab and scrap purchases. Depreciation expense increased as a result of increased capital expenditures last year and the start-up of the new hot dip galvanizing facility in June 2000.

Accounting Change

Effective January 1, 2000, we changed our method of accounting for non-capital construction and major repair and maintenance costs in interim periods. There was no cumulative effect of the accounting change on that date as the change only impacts interim reporting. Net loss in the first nine months of 2000 increased by $3.0 million or $0.07 per share (basic and diluted) as a result of this accounting change. The net loss for the first nine months of 1999 would have been smaller by $1.4 million or $0.03 per share (basic and diluted) had this accounting change been applied retroactively. The accounting change will have no impact on annual results. This accounting change is discussed in further detail in Note 5 to the consolidated financial statements.

Net Financing Costs

Net financing costs increased $5.1 million in the first nine months of 2000 as compared to the same period in 1999. This increase results from lower levels of interest income as the proceeds obtained from our bond offering in the first quarter of 1999 were utilized during the latter half of 1999 and into 2000 for planned capital expenditures and general corporate purposes. This resulted in lower average cash and cash equivalent balances in 2000. This increase was slightly offset by lower interest expense due to higher levels of capitalized interest.

Net Gain on Disposal of Non-Core Assets

The $15.1 million net gain on disposal of non-core assets in the second quarter of 2000 resulted from the sale of our 30% equity interest in the Presque Isle Corporation, a limestone quarry. The sale of Presque Isle Corporation resulted from our continued efforts to focus on our core steel operations.

Income Taxes

The Company’s effective tax rate is lower than the combined federal and state statutory rates primarily because the tax benefit of the loss before income taxes is not being fully recognized as a deferred tax asset.

Forward Looking Information

We anticipate that the fourth quarter of 2000 will be difficult for us as we work to overcome deteriorating market conditions. Domestic steel prices continue to fall as a result of the efforts of steel service centers to reduce inventories, a slowdown in the manufacturing sector, and continued high levels of foreign steel imports. We expect to see a slight increase in shipments in the fourth quarter as compared to the third quarter of 2000 as steel service center inventory levels begin to reach more normal levels. However, we anticipate that these factors will negatively impact spot prices of steel, which affects approximately fifty percent of our planned fourth quarter sales. Our average selling prices in the fourth quarter are expected to decrease compared to the third quarter of 2000 as a result of the lower spot market prices and a shift in the mix of our sales from coated products to lower margin hot and cold rolled products. We currently expect that these conditions will continue into 2001.

In order to reduce the impact of the current market conditions, we have established cost reduction targets for our operating units. However, our costs continue to be negatively impacted by lower production levels, and higher fuel costs, particularly relating to natural gas. Although the B blast furnace reline was completed on budget during the third quarter of 2000, we have delayed its start-up to December 2000 as a part of our efforts to reduce our steel inventory levels. Additionally, we have reduced our planned fourth quarter capital investments by approximately $25 million to an anticipated level of approximately $40 million.

Liquidity and Sources of Capital

Our liquidity needs arise primarily from capital investments, working capital requirements, pension funding requirements, principal and interest payments on our indebtedness and common stock dividend payments. We have satisfied these liquidity needs with funds provided by cash from operations, long-term borrowings, and the use of our other liquidity sources. These additional sources of liquidity consist of a Receivables Purchase Agreement with commitments of up to $200 million expiring in September 2002, and a $200 million credit facility secured by our inventories (the “Inventory Facility”) which expires in November 2004. At September 30, 2000, we had total liquidity, which includes cash balances plus available borrowing capacity under these facilities, of approximately $253 million as compared to $413 million at March 31, 2000 and $391 million at June 30, 2000. The primary reasons for the decline in liquidity were our net losses, capital expenditures and scheduled debt repayments. We currently anticipate that the level of our liquidity could decrease by approximately $50 million in the fourth quarter of 2000.

As of September 30, 2000, we are in compliance with all covenants of, and obligations under, our Receivables Purchase Agreement, Inventory Facility and other debt instruments (principally consisting of our senior secured notes). Due to operating losses, we are in discussions with our banks to amend or suspend certain financial covenants in the Inventory Facility. The purpose of these discussions is to enable us to remain in compliance with the facility through 2001. Amendments to the agreement could result in additional restrictions including limitations on future capital expenditures and the suspension of the payment of cash dividends. We believe we will reach agreement with the banks; there can be no assurance, however, we will be able to reach such agreement or avoid breaches of covenants in future quarters.

On September 30, 2000, there were no cash borrowings outstanding under the Inventory Facility and outstanding letters of credit under the Receivables Purchase Agreement totaled $32.1 million. In addition, we utilized our Receivables Purchase Agreement to sell approximately $70 million of trade accounts receivable at September 30, 2000 to the banks participating in the Agreement. The sold accounts receivable are excluded from the accompanying consolidated balance sheet at September 30, 2000. Under the Receivables Purchase Agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables and restrictions on concentrations of certain receivables.

For 2000, the maximum availability, after reduction for letters of credit outstanding and sold accounts receivable, under the Receivables Purchase Agreement varied from zero to $168 million and was $45.2 million as of September 30, 2000.

At September 30, 2000, total debt as a percentage of total capitalization increased to 42.2% as compared to 41.3% at December 31, 1999. Cash and cash equivalents totaled $7.9 million at September 30, 2000 as compared to $58.4 million at December 31, 1999.

Cash Flows from Operating Activities

Cash provided by operating activities amounted to $155.6 million for the nine months ended September 30, 2000. Operations, excluding depreciation expense and the gain on the sale of our equity interest in Presque Isle, provided approximately $40 million. Changes in assets and liabilities also had a positive effect on cash flows from operating activities as reduced receivables and increased payables were partially offset by increased inventories and decreases in net pension and other accrued liabilities. Additionally, the utilization of our Receivables Purchase Agreement provided $70 million of cash during the third quarter of 2000.

Cash Flows from Investing Activities

Capital investments for the nine months ended September 30, 2000 were $176.3 million. These expenditures were primarily for the construction of the new hot dip galvanizing facility, the B blast furnace reline and the rebuild of the No. 2 stove, all of which were completed at the Great Lakes facility as well as spending on information systems. The ongoing addition of roll bending capabilities to the Granite City Division’s hot strip mill is also included in the 2000 spending. Additionally, $7.9 million of machinery and equipment was acquired through four-year capital leases. In the fourth quarter, we plan to invest approximately $40 million for capital expenditures.

During the second quarter of 2000, we sold our 30% equity interest in the Presque Isle Corporation and received proceeds of $15.5 million (net of expenses). An additional $1.4 million in net proceeds was received in the third quarter of 2000. The proceeds will be used for general corporate purposes. (See Note 6 to the consolidated financial statements.)

Cash Flows from Financing Activities

During the first nine months of 2000, net cash used in financing activities amounted to $46.7 million. Financing activities included scheduled payments of debt and dividend payments on our common stock.

Other

Dividend on Common Stock

Due to our efforts to maintain adequate liquidity to meet our operating needs and our efforts to amend or suspend certain financial covenants in our Inventory Facility, our board of directors has suspended the regular quarterly common stock dividend. Our last common stock dividend prior to the suspension was paid on September 7, 2000.

Our resumption of the payment of dividends will be at the discretion of our board of directors, after taking account of our financial condition, operation results, cash needs, capital expenditure requirements, growth plans and the restrictions on the payment of dividends contained in our indenture, loan agreements and other debt instruments.

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which was required to be adopted in years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133, which delays the required adoption date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment to SFAS 133 (“SFAS 138”). SFAS 133, as amended by SFAS 138, will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on our consolidated financial statements.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 provides the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in the financial statements. It does not change existing rules on revenue recognition and is not expected to have a material effect on the Company’s consolidated financial statements. This standard will be effective in the fourth quarter of 2000.

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

Forward looking statements, by their nature, involve risk and uncertainty. A variety of factors could cause business conditions and our actual results and experience to differ materially from those we expect or expressed in our forward looking statements. These factors include, but are not limited to, the following:

1)	changes in market prices and market demand for our products;
2)	changes in our mix of products sold;
3)	changes in the costs or availability of the raw materials and other supplies used by us in the manufacture of our products;
4)	equipment failures or outages at our steelmaking and processing facilities;
5)	losses of customers;
6)	changes in the levels of our operating costs and expenses;
7)	collective bargaining agreement negotiations, strikes, labor stoppages or other labor difficulties;
8)	actions by our competitors, including domestic integrated steel producers, foreign competitors, mini-mills and manufacturers of steel substitutes, such as plastics, aluminum, ceramics, glass, wood and concrete;
9)	changes in industry capacity;
10)	changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation;
11)	worldwide changes in trade, monetary or fiscal policies including changes in interest rates;
12)	changes in the legal and regulatory requirements applicable to us; and
13)	the effects of extreme weather conditions.

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

Trade Litigation

This matter was reported in the Company’s 1999 Form 10-K and in the Forms 10-Q for the first and second quarters of 2000 and involves certain unfair trade petitions filed by the Company and a number of other U.S. steel producers with the Department of Commerce (“DOC”) and the International Trade Commission (“ITC”). In September 2000, several U.S. steel producers, including the Company, commenced a challenge in the U.S. Court of International Trade to the negative final injury determinations of the ITC in the investigations of cold-rolled carbon steel flat products from China, Indonesia, Slovakia and Taiwan.

Securities and Exchange Commission Investigation

This matter was reported in the Company’s 1999 Form 10-K and involves an investigation by the Securities and Exchange Commission (the “Commission”) into allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the Company’s system of internal controls. The Company is in settlement discussions with the SEC enforcement staff to resolve these matters, whereby, without admitting or denying findings except for jurisdiction, the Company would consent to the entry of an Administrative Cease and Desist Order alleging violations of the periodic filing requirements, and the books and records and internal control provisions, under the Securities Exchange Act of 1934.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	See attached Exhibit Index

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K dated July 6, 2000 reporting on Item 5, Other Events.

The Company filed a report on Form 8-K dated July 28, 2000 reporting on Item 5, Other Events.

The Company filed a report on Form 8-K dated September 13, 2000 reporting on Item 5, Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL STEEL CORPORATION

BY/s/ John A. Maczuzak
John A. Maczuzak
President and Chief Operating Officer

BY/s/ Glenn H. Gage
Glenn H. Gage
Senior Vice President and Chief Financial Officer

Date: November 14, 2000

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

For the quarterly period ended September 30, 2000

4-A	$200,000,000 Credit Agreement dated as of November 19, 1999 among the Company, Citicorp USA, Inc., as
Administrative Agent, The Fuji Bank Limited, as Syndication Agent and Arranger, Salomon Smith Barney
Inc., as Book Manager and Arranger, and the other lenders party thereto, together with the exhibits and amendments thereto.

10-A	Amendment dated July 25, 2000 to Employment Contract between the Company and Glenn H. Gage

15-A	Independent Accountants’ Review Report

15-B	Acknowledgment Letter on Unaudited Interim Financial Information

27	Financial Data Schedule