Form 10-K/A
period 1999-12-31
NATIONAL STEEL CORP
filed 2001-02-07
CIK 70578

1999
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 1-983

National Steel Corporation
(Exact name of registrant as specified in its charter)

Incorporated under the Laws of the State of Delaware (State or other jurisdiction of incorporation or organization)	25-0687210 (I.R.S. Employer Identification No.)

4100 Edison Lakes Parkway, Mishawaka, IN (Address of principal executive offices)	46545-3440 (Zip Code)

Registrant’s telephone number, including area code: 219-273-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Class B Common Stock	New York Stock Exchange
First Mortgage Bonds, 8 3 /8% Series due 2006	New York Stock Exchange

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

NATIONAL STEEL CORPORATION

          Items 5, 6, 7 and 8 to Registrant’s Form 10-K for the fiscal year ended December 31, 1999 are hereby amended as follows:

          This amendment reflects the restatement of the financial statements for the fiscal years ended December 31, 1999 and 1998 due to an error that affects the pension expense, related balance sheet accounts and certain disclosures previously reported. See Note 2 to the Consolidated Financial Statements in Item 8 for a description of the error.

          This Amendment No. 2 supersedes Amendment No. 1 that contained corrections to typographical errors within Item 8 of the original filing.

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2001.

NATIONAL STEEL CORPORATION

/S / GLENN H. GAGE
By:
Glenn H. Gage
Senior Vice President and Chief Financial Officer

PART I

Item 1. Business

Introduction

          National Steel Corporation, a Delaware corporation, (together with its consolidated subsidiaries, the “ Company”) is one of the largest integrated steel producers in the United States and is engaged in the manufacture and sale of a wide variety of flat rolled carbon steel products, including hot-rolled, cold-rolled, galvanized, tin and chrome plated steels. We target high value-added applications of flat rolled carbon steel for sale primarily to the automotive, construction and container markets. Our principal executive offices are located at 4100 Edison Lakes Parkway, Mishawaka, Indiana 46545-3440; telephone (219) 273-7000.

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

•
On August 31, 1984, NKK Corporation (collectively with its subsidiaries, “NKK”) purchased a 50% equity interest in us from Avatex. In connection with this purchase, Avatex agreed to indemnify us for (1) certain environmental liabilities related to our former Weirton Steel Division and our subsidiary, Hanna Furnace Corporation and (2) certain pension and employee benefit liabilities related to the Weirton Steel Division (together, the “Indemnification Obligations”).

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

Strategy

          National Steel Corporation’s strategy is to improve and sustain overall profitability, thereby enhancing stockholder value. We will accomplish this by increasing our overall market share through the optimization of our assets, improving productivity and product quality, continuing to increase shipments of higher value-added products, reducing the cost of production and strengthening our overall capital structure. We have developed a number of strategic initiatives designed to achieve this goal.

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

(2)
the 1999 acquisition of the remaining 44% interest in ProCoil Corporation (“ProCoil”), previously a 56% owned joint venture formed to provide blanking, slitting, cutting-to-length and laser welding for the automotive markets, to which we ship approximately 200,000 tons of steel coils per year;

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

(5)	the construction of a 400,000 ton joint venture hot dip galvanizing facility in Windsor, Ontario, which commenced operations in 1993 (“DNN”).

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

          Construction. We are also a leading supplier of steel to the construction market. Roof and building panels are the principal applications for galvanized and Galvalume® steel in this market. Steel framing is growing in popularity with contractors. Management believes that demand for Galvalume® steel will exhibit strong growth for the next several years, partially as a result of a trend away from traditional building products, and that we are well positioned to profit from this growth as a result of both our position in this market and our additional capacity referred to above.

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

Operations

          We operate three principal facilities: two integrated steel plants, Great Lakes in Ecorse and River Rouge, Michigan, near Detroit, and the Granite City Division in Granite City, Illinois, near St. Louis and a finishing facility, Midwest in Portage, Indiana, near Chicago. Great Lakes and Midwest operate as the Regional Division, a single business enterprise, in order to improve the planning and coordination of production at both plants and enhance our ability to monitor costs and utilize our resources, thereby allowing us to more effectively meet our customers’ needs.

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

           Coke. On June 12, 1997, we sold the machinery, equipment, improvements and other personal property and fixtures constituting the Great Lakes No. 5 coke battery, together with the related coal inventories, to a subsidiary of DTE Energy Company, and received proceeds (net of taxes and expenses) of approximately $234 million. We will continue to operate and maintain the coke battery on a contract basis and will purchase the majority of the coke produced from the battery under a requirements contract, with the price being adjusted during the term of the contract, primarily to reflect changes in production costs .

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

           The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA” ), and similar state statutes generally impose joint and several liability on present and former owners, operators, transporters and generators for remediation of contaminated properties, regardless of fault. We have been conducting steel manufacturing and related operations at numerous locations, including our present facilities, for over sixty years. Although we believe that we have utilized operating practices that were standard in the industry at the time, hazardous materials may have been released on or under these currently or previously owned sites. Consequently, we potentially may be required to remediate contamination at some of these sites. However, based on our past experience and the nature of environmental remediation proceedings, we believe that if any such remediation is required at a site, it will likely occur over an extended period of time.

          Pursuant to an indemnity provision contained in the agreements with Weirton Steel Corporation (“Weirton Steel”) which were entered into at the time that we sold the assets of our former Weirton Steel Division to Weirton Steel, we have reimbursed Weirton Steel for the costs of certain remediation activities undertaken by Weirton Steel at our former manufacturing site in Weirton, West Virginia. Additional claims for indemnification by Weirton Steel are possible. In addition, our subsidiary, the Hanna Furnace Corporation is currently involved in remediation activities at the site of the former Donner Hanna coke plant in Buffalo, New York (which was operated as a joint venture with LTV Steel Company, Inc.).

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

National Steel Pellet Company

          National Steel Pellet Company (“NSPC”), located on the western end of the Mesabi Iron Ore Range in Keewatin, Minnesota, mines, crushes, concentrates and pelletizes low grade taconite ore into iron ore pellets. NSPC operations include two primary crushers, ten primary mills, five secondary mills, a concentrator and a pelletizer. The facility has a current annual effective iron ore pellet capacity of over five million gross tons and has a combination of rail and vessel access to our integrated steel mills.

ProCoil Corporation

          ProCoil Corporation (“ProCoil”) is located in Canton, Michigan. ProCoil operates a steel processing facility which began operations in 1988 and a warehousing facility which began operations in 1993. On March 31, 1999, we acquired 100% ownership of ProCoil. Prior to this date, we owned a 56% equity interest in ProCoil, and Marubeni Corporation owned the remaining 44%. ProCoil blanks, slits and cuts steel coils to desired specifications to service automotive market customers and provides laser welding services. In addition, ProCoil warehouses material to assist us in providing just-in-time delivery to our customers. Effective as of May 31, 1997, our consolidated financial statements include the accounts of ProCoil.

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

          Double G Coatings, L.P. To continue to meet the needs of the growing construction market, National Steel Corporation and Bethlehem Steel Corporation formed a joint venture to build and operate Double G Coatings, L.P. (“Double G”). We own a 50% equity interest in Double G. Double G is a 300,000 ton per year hot dip galvanizing and Galvalume® steel facility near Jackson, Mississippi. The facility is capable of coating 48 inch wide steel coils with zinc to produce a product known as galvanized steel and with a zinc and aluminum coating to produce a product known as Galvalume® steel. Double G primarily serves the metal buildings segment of the construction market in the south central United States. We are committed to utilize 50% of the available line time of the facility and pay a tolling fee designed to cover fixed and variable costs with respect to 50% of the available line time, whether or not such line time is utilized. The joint venture commenced production in the second quarter of 1994 and reached full operating capacity in 1995. Our steel substrate requirements are currently provided to Double G by Great Lakes.

          Tinplate Holdings, Inc. In April 1997, one of our wholly owned subsidiaries purchased 25% of the outstanding common stock of Tinplate Holdings, Inc. (“Tinplate”). Tinplate operates a tin mill service center in Gary, Indiana that purchases tin mill products from us.

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

          Substantially all of the land (excluding certain unimproved land), buildings and equipment (excluding, generally, mobile equipment) that are owned in fee by us at the Granite City Division and the Regional Division are subject to a lien securing the First Mortgage Bonds, 8 3 /8% Series due 2006 and 9 7 /8% Series due 2009 (“First Mortgage Bonds”). Included among the items which are not subject to this lien are a vacuum degassing facility and a pickle line which service Great Lakes and a continuous caster facility which services the Granite City Division; however, each of these items is subject to a mortgage granted to the respective lender who financed the construction of the facility. We have also agreed to grant to the Voluntary Employees’ Benefit Association Trust (“VEBA Trust”) a second mortgage on that portion of the property which is covered by the lien securing the First Mortgage Bonds and which is located at Great Lakes. The VEBA Trust was established in connection with the 1993 Settlement Agreement with the USWA for the purpose of prefunding certain postretirement employee benefit obligations for USWA represented employees.

          For a description of certain properties related to our production of raw materials, see the discussion under the caption “Raw Materials” in Item 1, “Business”.

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

Steinmetz v. National Steel Corporation, et. al.

          A complaint was filed on May 13, 1998 in the United States District Court for the Northern District of Indiana by Hyman Steinmetz seeking shareholder class action status and alleging violations of the federal securities laws against the Company, its majority shareholder, NKK U.S.A. Corporation, Osamu Sawaragi, the Company’s former chairman and chief executive officer, and another former officer of the Company. The complaint generally relates to the Company’s restatement of its financial statements for certain prior periods which was announced in October 1997. The complaint seeks unspecified money damages, interest, costs and fees. On March 29, 1999, the court granted the Company’s Motion to Dismiss, but gave the plaintiff until April 19, 1999 to file an amended complaint. The plaintiff filed an amended complaint on April 19, 1999. On August 16, 1999, the court granted the Company’s Motion to Dismiss the plaintiff’s amended complaint, without leave to amend. The plaintiff filed a notice of appeal on September 15, 1999.

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

          Granite City Division—IEPA Violation Notice. On October 18, 1996, the IEPA issued a Violation Notice alleging (1) releases to the environment between 1990 and 1996; (2) violations of solid waste requirements; and (3) violations of the NPDES water permit limitations, at the Company’s Granite City Division. No demand or proposal for penalties or other sanctions was contained in the Notice; however, the Notice does contain a recommendation by IEPA that the Company conduct an investigation of these releases and, if necessary, remediate any contamination discovered during that investigation. The Company submitted a written response to the Notice on December 4, 1996 and met with IEPA on December 18, 1996. The Company submitted certain additional information requested by IEPA in 1997. IEPA has not responded to the Company since receiving this additional information.

           Granite City Regional Wastewater Treatment Plant NOV. On October 14, 1999 the Granite City Regional Wastewater Treatment Plant (the “Granite City POTW”) issued a Notice of Violation (“NOV”) to the Company’s Granite City Division. The NOV alleges that the Company discharged significant quantities of concentrated acid into the Granite City POTW without a permit and in violation of the Granite City POTW’s Sewer Use Ordinance. No penalty demand was included in the NOV, although it alleges that the Company is responsible for (i) all costs incurred by the Granite City POTW in investigating and monitoring these alleged violations and (ii) all costs to inspect, repair or replace any portion of the Granite City POTW facility that was damaged by these discharges. The Company has implemented actions to minimize the potential for the release of process wastewater to the Granite City POTW and submitted a response to the NOV on November 11, 1999.

          Detroit Water and Sewerage Department NOVs. The Detroit Water and Sewerage Department (“ DWSD”) has issued seven NOVs to the Company’s Great Lakes Division alleging that the Company’s discharge to the DWSD contained levels of zinc, cyanide and mercury in excess of the permitted limits. No demand or proposal for penalties or other sanctions was contained in the NOVs.

          For a discussion of the Company’s Superfund and other cleanup liabilities see “Environmental Matters” under Item 1, “Business”.

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

          Glenn H. Gage, Senior Vice President and Chief Financial Officer. Mr. Gage, age 57, joined National Steel in August 1998 as Senior Vice President and Chief Financial Officer. Mr. Gage was formerly Senior Vice President—Finance at Uarco Incorporated from 1995 until August 1998, and was a partner with Ernst & Young LLP from 1981 to 1995.

          John F. Kaloski, Senior Vice President—Regional Division. Mr. Kaloski, age 50, joined National Steel in August 1998 as Senior Vice President—Regional Operations and was elected to his present position in October 1998. Prior to joining the Company, Mr. Kaloski served in various capacities at U.S. Steel, including General Manager—U.S. Steel— Gary Works from 1996 to 1998, General Manager—U.S. Steel Mon Valley Works from 1994 to 1996 and General Manager—U.S. Steel Minnesota Ore Operations, from 1992 to 1994.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

          National Steel Corporation’s Class B Common Stock is traded under the symbol “NS” on the New York Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales prices of the Class B Common Stock on a quarterly basis as reported on the New York Stock Exchange Composite Tape.

Period	High	Low
1999
First Quarter	$10 1 /4	$ 6 3 /4
Second Quarter	10 5 /8	7 1 /4
Third Quarter	8 3 /4	6 5 /16
Fourth Quarter	7 5 /8	5 5 /8
1998
First Quarter	$21 3 /4	$10 9 /16
Second Quarter	19 3 /4	11
Third Quarter	13	6 1 /8
Fourth Quarter	8 5 /8	5 1 /16

           As of December 31, 1999, there were approximately 230 registered holders of Class B Common Stock. (See Note 4. “Capital Structure” for further discussion). During 1999 and 1998 we paid quarterly dividends of $ 0.07 per common share (or an annual total of $0.28 per common share). On February 15, 2000, the Board of Directors declared a regular quarterly Common Stock dividend of $0.07 per share, payable on March 15, 2000, to shareholders of record on March 1, 2000. The decision whether to continue to pay dividends on the Common Stock will be determined by the Board of Directors in light of our earnings, cash flows, financial condition, business prospects and other relevant factors. Holders of Class A Common Stock and Class B Common Stock are entitled to share ratably, as a single class, in any dividends paid on the Common Stock.

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

          Various debt and certain lease agreements include restrictions on the amount of stockholders’ equity available for the payment of dividends. Under the most restrictive of these covenants, stockholders’ equity in the amount of $411.8 million was free of such limitations at December 31, 1999.

Item 6. Selected Financial Data

	Year Ended December 31,
	1999 (restated)	1998 (restated)	1997	1996	1995
	(Dollars in millions, except per share data)
Statement of Operations Data
Net sales	$2,850	$2,848	$3,140	$2,954	$2,954
Cost of products sold	2,567	2,491	2,674	2,618	2,529
Depreciation	140	129	135	144	146
Gross margin	143	228	331	192	279
Selling, general and administrative expense	148	154	141	137	154
Unusual charges (credits)	—	(27)	—	—	5
Income (loss) from operations	(3)	102	191	65	129
Financing costs, net	28	11	15	36	39
Income (loss) before income taxes, extraordinary items and cumulative effect of accounting change	(31)	93	235	32	90
Extraordinary items	—	—	(5)	—	5
Cumulative effect of accounting changes	—	—	—	11	—
Net income (loss)	(29)	89	214	54	108
Net income (loss) applicable to common stock	(29)	89	203	43	97
Basic per share data:
Income (loss) before extraordinary items and cumulative effect of accounting change	(0.69)	2.06	4.82	.74	2.13
Net income (loss)	(0.69)	2.06	4.70	.99	2.26
Diluted earnings per share applicable to common stock	(0.69)	2.06	4.64	.99	2.22
Cash dividends paid per common share	0.28	0.28	—	—	—

	1999 (restated)	1998 (restated)	1997	1996	1995
Balance Sheet Data
Cash and cash equivalents	$ 58	$ 138	$ 313	$ 109	$ 128
Working capital	361	333	367	279	250
Net property, plant and equipment	1,446	1,271	1,229	1,456	1,469
Total assets	2,749	2,505	2,453	2,558	2,669
Current maturities of long term obligations	31	30	32	38	36
Long-term obligations	556	286	311	470	502
Redeemable Preferred Stock—Series B	—	—	—	64	65
Stockholders’ equity	853	852	837	645	600

	1999 (restated)	1998 (restated)	1997	1996	1995
Other Data
Shipments (net tons, in thousands)	6,110	5,587	6,144	5,895	5,564
Raw steel production (net tons, in thousands)	6,250	6,087	6,527	6,557	6,081
Effective capacity utilization	96.9%	92.2%	96.0%	93.7%	96.5%
Number of employees (year end)	9,395	9,230	9,417	9,579	9,474
Capital investments	$ 318	$ 171	$ 152	$ 129	$ 215
Total debt and redeemable preferred stock as a percent of total capitalization	40.8%	27.1%	29.0%	47.0%	50.1%
Common shares outstanding at year end (in thousands)	41,288	42,178	43,288	43,288	43,288

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          National Steel Corporation is a domestic manufacturer engaged in a single line of business, the production and processing of steel. We target high value-added applications of flat rolled carbon steel for sale primarily to the automotive, construction and container markets. We have two principal divisions: The Granite City Division which is a fully integrated steelmaking facility located near St. Louis; and The Regional Division comprised of Great Lakes, a fully integrated steelmaking facility located near Detroit and Midwest, a steel finishing facility located near Chicago. These two divisions have been aggregated for financial reporting purposes and represent our only reportable segment—Steel (see Note 5. “Segment Information” for further discussion). The discussion and analysis which follows is on a consolidated basis, but due to its significance, focuses primarily on factors relating to the Steel segment.

General Overview and Outlook

          Comparative operating results for the three years ended December 31, are as follows:

	1999 (restated)	1998 (restated)	1997
	Dollars and tons in millions
Net sales	$2,849.6	$2,848.0	$3,139.7
Income (loss) from operations	(3.4)	101.6	191.0
Net income (loss)	(28.6)	89.1	213.5
Tons shipped	6.110	5.587	6.144

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

          Net sales for 1998 decreased $291.7 million, or 9.3%, compared to record net sales in 1997. A decrease in tons shipped of 557,000 tons combined with a net $1 per ton decrease in average selling price as compared to 1997 are the primary reasons for the decrease in sales. Increased competition from low-priced imports is the primary cause of the decrease in tons shipped and the decrease in average selling price. The Great Lakes “A” blast furnace outage also contributed to the reduction in tons shipped.

Cost of Products Sold

          Cost of products sold comparative data for the last three years is as follows:

	Years Ended December 31,
	1999 (restated)	1998 (restated)	1997
Cost of products sold (dollars in millions)	$2,567.2	$2,491.3	$2,674.4
Cost of products sold as a percentage of net sales	90.1%	87.5%	85.2%

          The increase of $75.9 million in cost of products sold in 1999 as compared to 1998 is primarily the result of improved shipment levels that had an impact of approximately $200 million. This increase was partially offset by continuing cost reductions, a lower cost product mix, decreases in scrap and other raw material prices and improved operating unit yield performances which positively impacted cost of products sold. The deterioration in the margin of cost of products sold as a percentage of net sales was primarily the result of the decrease in average selling price, as previously discussed.

          Cost of products sold in 1998 decreased $183.1 million as compared to 1997. This resulted from lower shipment levels, cost reductions, improved operating unit yield performances and lower costs as a result of the 1997 settlement with Avatex Corporation which, in the aggregate, positively impacted cost of products sold by approximately $297 million. This was partially offset by the combined effects of an increase in the mix of higher value-added products, lower production volumes and the Great Lakes “A” blast furnace outage of approximately $119 million.

Selling, General and Administrative Expense

          Selling, general and administrative expense comparative data for the last three years is as follows:

	Years Ended December 31,
	1999	1998 (restated)	1997
Selling, general and administrative expense (dollars in millions)	$147.8	$153.8	$141.3
Selling, general and administrative expense, as a percentage of net sales	5.2%	5.4%	4.5%

          The decrease in selling, general and administrative expense of $6.0 million in 1999 as compared to 1998 is the result of lower costs for outsourced information system support, lower employee costs and other miscellaneous cost reduction offset by higher Year 2000 remediation costs.

           Selling, general and administrative expense increased by $12.5 million in 1998 as compared to 1997. Approximately $5.7 million of the increase was attributable to Year 2000 remediation costs. The remainder of the increase was primarily due to higher mainframe related costs, costs associated with the implementation of Audit Committee recommendations relative to internal controls (see “Impact of Recommendations from Audit Committee Inquiry” below) and other costs associated with the Securities and Exchange Commission inquiry (see Note 3. “Audit Committee Inquiry and Securities and Exchange Commission Inquiry”).

Depreciation

          Depreciation expense was $140.1 million in 1999 as compared to $129.1 million in 1998 and $134.5 million in 1997. The 1999 increase results primarily from higher levels of capital spending. The lower levels of depreciation in 1998 and 1997 principally resulted from the sale of the Great Lakes No. 5 coke battery in the second quarter of 1997.

Equity Income from Affiliates

          Equity income from affiliates was $2.1 million in 1999 compared to $1.2 million in 1998 and $1.5 million in 1997. The 1999 income increased as a result of operating improvements at our Double G and DNN joint ventures offset by costs relating to the 1999 start-up of National Robinson. The lower income levels in 1998 and 1997 were primarily the result of the sale of our minority equity investment in Iron Ore Company of Canada (“IOC”) early in the second quarter of 1997.

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

Other Operational and Financial Disclosure Matters

Restatement of Financial Statements

          We restated our financial statements for the years ended December 31, 1999 and 1998 because an error was recently discovered that affects the pension expense, related balance sheet accounts and certain disclosures that we previously reported in those years. The net effect of the correction of this non-cash error was to improve our net income or loss by $5.3 million in 1998 and $14.5 million in 1999. Our actuary consistently uses a method that recognizes realized gains and losses on plan assets immediately and defers and amortizes unrealized gains and losses over five years in the determination of our pension expense. The trustee of our pension master trust changed how it reported realized and unrealized gains and losses in the information provided to our actuary to calculate our 1998 and 1999 pension expense. The effect of this change was to reduce, in error, the amount of realized gains and losses used by our actuary, which resulted in an overstatement of our pension expenses.

Impact of Recommendations From Audit Committee Inquiry

          On January 21, 1998, the Board of Directors accepted the report and approved the recommendation of the legal counsel to the Audit Committee for improvements in the our system of internal controls, a restructuring of our finance and accounting department and the expansion of the role of the internal audit function, as well as corrective measures to be taken related to the specific causes of accounting errors (see Note 3. “Audit Committee Inquiry and Securities and Exchange Commission Inquiry” for further discussion). We have implemented these recommendations with the involvement of the Audit Committee. In accordance with the recommendations, a major independent accounting and consulting firm was engaged to examine and report on our written assertion about the effectiveness of the internal control over financial reporting. The firm’s report was issued in March 1999 and indicated that in the firm’s opinion, management’s assertion that we maintained effective internal control over financial reporting including safeguarding of assets, as of March 1, 1999 is fairly stated, in all material respects, based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Year 2000 Issues

          The “Year 2000” computer software problem was caused by programming practices that were originally intended to conserve computer memory, thus providing date fields with only two digits with the computer software logic applying the date prefix “19”. If not corrected, this error was expected to cause computers to fail or give erroneous results as the computer processes data before or during the year 2000. This programming practice continued through the mid-1990’s and affected mainframe, business and personal computers, and also any device that had an embedded microprocessor, such as an elevator or fire alarm system. All of our locations and operating facilities were impacted.

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

Discussion of Liquidity and Sources of Capital

Overview

          Our liquidity needs arise primarily from capital investments, working capital requirements, pension funding requirements, principal and interest payments on our indebtedness and common stock dividend payments. We have satisfied these liquidity needs with funds provided by long-term borrowings and cash provided by operations. Additional sources of liquidity consist of a Receivables Purchase Agreement (the “Receivables Facility”) with commitments of up to $200.0 million which has an expiration date of September 2002, and a new $200.0 million credit facility secured by our inventories (the “ Inventory Facility”) which expires in November 2004. The new inventory credit facility replaces the previous $150 million inventory credit facilities which were due to expire in 2000. At December 31, 1999, we had total liquidity, which includes cash balances plus available borrowing capacity under these facilities, of $410 million.

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

          In March 1999, we issued a total of $300 million aggregate principal amount of ten-year First Mortgage Bonds due 2009. The bonds are senior secured obligations and bear interest at an annual rate of 9.875%. The proceeds are being used to finance the new 450,000 ton hot dip galvanizing facility currently under construction at Great Lakes and for general corporate purposes. As a result of the bond issue, and taking into account a prepayment of debt in connection with the acquisition of ProCoil in March 1999, total debt as a percentage of total capitalization at December 31, 1999 increased to 40.8% as compared to 27.1% at December 31, 1998.

          Cash and cash equivalents totaled $58.4 million and $137.9 million as of December 31, 1999 and 1998, respectively. At December 31, 1999, we guaranteed obligations of $16.2 million, a reduction of $2.9 million from the amount guaranteed at December 31, 1998.

Cash Flows from Operating Activities

          For 1999, cash provided from operating activities totaled $8.2 million, a decrease of $23.5 million compared to 1998. The decrease is primarily as result of the $117.7 million decrease in net income and higher cash usage to fund working capital needs, primarily inventories, offset by significantly lower pension contributions.

          For 1998, cash provided from operating activities totaled $31.7 million, a decrease of $300.5 million compared to 1997. This decrease was primarily attributable to the $124.4 million decrease in net income as well as a higher cash usage to fund working capital needs, primarily relating to inventories and the timing of pension contributions.

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

          A portion of the proceeds from these sales was used in the fourth quarter of 1997 when we redeemed all of the outstanding Redeemable Preferred Stock—Series B owned by Avatex. Concurrent with the stock repurchase, we settled Avatex’s obligation relating to certain Weirton liabilities as to which Avatex had agreed to indemnify us in prior recapitalization programs. Avatex had pre-funded certain of these indemnification obligations and, at the time of the pre-funding, we agreed that a settlement of the liabilities would occur no later than in the year 2000. The redemption of the preferred stock and the related settlement resulted in us paying Avatex $59.0 million in the fourth quarter of 1997 and an additional $10.0 million in 1998. Additionally in the fourth quarter of 1997, we recognized insurance proceeds (net of taxes and expenses) aggregating approximately $13.6 million relating to certain environmental sites, some of which had been indemnified by Avatex and for which we are now solely responsible.

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

Commodity Price Risk

          In order to reduce the uncertainty of price movements with respect to the purchase of zinc, we enter into derivative financial instruments in the form of swap contracts and zero cost collars with a major global financial institution. These contracts typically mature within one year. At expiration, the derivative contracts are settled at a net amount equal to the difference between the then current price of zinc and the fixed contract price. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by changes in the value of the underlying exposures being hedged .

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

Item 8. Financial Statements

          The following consolidated financial statements of National Steel Corporation and subsidiaries are submitted pursuant to the requirements of Item 8:

National Steel Corporation and Subsidiaries

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

          Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and related notes. The financial statements, presented on pages 32 to 57, have been prepared in conformity with generally accepted accounting principles and include amounts based upon our estimates and judgments, as required. Management also prepared the other information included in the Form 10-K and is responsible for its accuracy and consistency with the financial statements. The financial statements have been audited in accordance with generally accepted auditing standards and reported upon by our independent auditors, Ernst & Young LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and committees of the board. We believe the representations made to the independent auditors during the audit were valid and appropriate. Ernst & Young LLP’s audit report is presented on page 31.

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

REPORT OF ERNST & YOUNG LLP

INDEPENDENT AUDITORS

Board of Directors

National Steel Corporation

          We have audited the accompanying consolidated balance sheets of National Steel Corporation and subsidiaries (the “Company”) as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity and redeemable preferred stock—Series B for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued 1999 and 1998 consolidated financial statements.

[Ernst & Young Signature Logo]

Indianapolis, Indiana
January 25, 2000
except for Note 2, as to which the date is
January 24, 2001

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

	Years Ended December 31,
	1999 (restated)	1998 (restated)	1997
Net Sales	$2,849.6	$2,848.0	$3,139.7
Cost of products sold	2,567.2	2,491.3	2,674.4
Selling, general and administrative expense	147.8	153.8	141.3
Depreciation	140.1	129.1	134.5
Equity income of affiliates	(2.1)	(1.2)	(1.5)
Unusual credit	—	(26.6)	—

Income (Loss) from Operations	(3.4)	101.6	191.0
Other (income) expense
Interest and other financial income	(11.5)	(15.8)	(19.2)
Interest and other financial expense	39.6	26.7	33.8
Net gain on disposal of non-core assets and other related activities	(0.8)	(2.7)	(58.7)

Income (Loss) before Income Taxes and Extraordinary Item	(30.7)	93.4	235.1
Income taxes (credit)	(2.1)	4.3	16.2

Income (Loss) before Extraordinary Item	(28.6)	89.1	218.9
Extraordinary item	—	—	(5.4)

Net Income (Loss)	(28.6)	89.1	213.5
Less preferred stock dividends	—	—	10.2

Net Income (Loss) Applicable to Common Stock	$ (28.6)	$ 89.1	$ 203.3

Basic Earnings Per Share:
Income (loss) before extraordinary item	$ (0.69)	$ 2.06	$ 4.82
Extraordinary item	—	—	(.12)

Net Income (Loss) Applicable to Common Stock	$ (0.69)	$ 2.06	$ 4.70

Diluted Earnings Per Share:
Income (loss) before extraordinary item	$ (0.69)	$ 2.06	$ 4.76
Extraordinary item	—	—	(.12)

Net Income (Loss) Applicable to Common Stock	$ (0.69)	$ 2.06	$ 4.64

Weighted average shares outstanding (in thousands)	41,411	43,202	43,288

Dividends paid per common share	$ 0.28	$ 0.28	$ —

See notes to consolidated financial statements.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Per Share Amounts)

	December 31,
	1999 (restated)	1998 (restated)
ASSETS
Current assets
Cash and cash equivalents	$ 58.4	$ 137.9
Receivables, net	322.8	245.7
Inventories	519.7	472.8
Deferred tax assets	28.2	23.3
Other	29.5	19.9

Total current assets	958.6	899.6
Investments in affiliated companies	21.8	19.5
Property, plant and equipment, net	1,446.4	1,270.5
Deferred tax assets	178.0	179.3
Intangible pension asset	74.2	89.5
Other assets	70.1	46.6

	$2,749.1	$2,505.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 246.1	$ 241.7
Current portion of long-term obligations	31.2	30.3
Short-term borrowings	—	6.9
Salaries, wages, benefits and related taxes	109.7	95.9
Pension	78.6	14.9
Income taxes	11.9	22.6
Other accrued liabilities	120.6	134.7

Total current liabilites	598.1	547.0
Long-term obligations	555.6	285.8
Long-term pension liabilities	109.0	144.0
Minimum pension liabilities	79.7	144.4
Postretirement benefits other than pensions	433.0	398.1
Other long-term liabilities	120.7	134.0
Commitments and Contingencies
Stockholders’ equity
Common Stock par value $.01:
Class A—authorized 30,000,000 shares; issued and outstanding 22,100,000 shares in 1999 and 1998	0.2	0.2
Class B—authorized 65,000,000 shares; issued 21,188,240 shares in 1999 and 1998	0.2	0.2
Additional paid-in capital	491.8	491.8
Retained earnings	382.6	422.8
Treasury stock, at cost: 2,000,000 shares in 1999; 1,109,700 shares in 1998	(16.3)	(8.4)
Accumulated other comprehensive income (loss):
Minimum pension liability	(5.5)	(54.9)

Total stockholders’ equity	853.0	851.7

	$2,749.1	$2,505.0

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Years Ended December 31,
	1999 (restated)	1998 (restated)	1997
Cash Flows from Operating Activities:
Net income (loss)	$ (28.6)	$ 89.1	$ 213.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	140.1	129.2	134.5
Net gain on disposal of non-core assets	(0.8)	(2.7)	(58.8)
Extraordinary item (net)	—	—	5.4
Deferred income taxes	(2.9)	(19.6)	(21.6)
Changes in assets and liabilities:
Receivables	(77.1)	38.4	4.8
Inventories	(46.9)	(98.6)	56.4
Accounts payable	4.4	(4.4)	0.9
Pension liability (net of change in intangible pension asset)	12.4	(92.0)	(24.0)
Postretirement benefits	24.9	26.5	34.9
Accrued liabilities	(1.2)	(46.7)	1.5
Other	(16.1)	12.5	(15.3)

Net Cash Provided by Operating Activities	8.2	31.7	332.2
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(318.3)	(171.1)	(151.8)
Net proceeds from sale of assets	0.5	1.4	—
Net proceeds from disposal of non-core assets	0.8	3.3	320.6
Acquisition of ProCoil	(7.7)	—	(0.3)

Net Cash Provided by (Used in) Investing Activities	(324.7)	(166.4)	168.5
Cash Flows from Financing Activities:
Redemption of Preferred Stock—Series A and B	—	—	(83.8)
Repurchase of Class B common stock	(7.9)	(8.4)	—
Prepayment of related party debt and associated costs	—	—	(158.8)
Debt repayment	(55.4)	(34.2)	(35.0)
Borrowings—net	311.9	14.7	3.9
Payment of released Weirton benefit liabilities and unreleased Weirton liabilities and their release in lieu of cash dividends on Preferred Stock —Series B	—	—	(19.2)
Dividend payments on common stock	(11.6)	(12.1)	—
Dividend payments on Preferred Stock—Series A and B	—	—	(4.2)

Net Cash Provided by (Used in) Financing Activities	237.0	(40.0)	(297.1)

Net Increase (Decrease) In Cash and Cash Equivalents	(79.5)	(174.7)	203.6
Cash and cash equivalents, at beginning of the year	137.9	312.6	109.0

Cash and cash equivalents, at end of the year	$ 58.4	$ 137.9	$ 312.6

Supplemental Cash Payment Information
Interest and other financing costs paid	$ 30.6	$ 27.7	$ 38.9
Income taxes paid	19.2	17.2	45.2

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND REDEEMABLE PREFERRED STOCK—SERIES B

(Dollars in Millions)

	Common Stock— Class A	Common Stock— Class B	Preferred Stock— Series A	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Redeemable Preferred Stock— Series B
Balance at January 1, 1997	$0.2	$0.2	$ 36.7	$465.3	$142.6	$ —	$ (0.5)	$644.5	$ 63.5
Comprehensive Income:
Net income					213.5			213.5
Other comprehensive income: Minimum pension liability							(0.6)	(0.6)

Comprehensive income								212.9

Amortization of excess of book value over redemption value of Redeemable Preferred Stock—Series B					1.3			1.3	(1.3)
Cumulative dividends on Preferred Stock—Series A and B					(11.6)			(11.6)
Redemption of Preferred Stock —Series A			(36.7)					(36.7)
Redemption of Redeemable Preferred Stock—Series B and related settlement with Avatex				26.5				26.5	(62.2)

Balance at December 31, 1997	0.2	0.2	—	491.8	345.8	—	(1.1)	836.9	—
Comprehensive Income:
Net income					89.1			89.1
Other comprehensive income:
Minimum pension liability							(53.8)	(53.8)

Comprehensive income								35.3

Dividends on common stock					(12.1)			(12.1)
Purchase of 1,109,700 shares of Class B common stock						(8.4)		(8.4)

Balance at December 31, 1998 (restated)	0.2	0.2	—	491.8	422.8	(8.4)	(54.9)	851.7	—
Comprehensive loss:
Net loss					(28.6)			(28.6)
Other comprehensive income:
Minimum pension liability							49.4	49.4

Comprehensive income								20.8

Dividends on common stock					(11.6)			(11.6)
Purchase of 890,300 shares of Class B common stock						(7.9)		(7.9)

Balance at December 31, 1999 (restated)	$0.2	$0.2	$ —	$491.8	$382.6	$(16.3)	$ (5.5)	$853.0	$ —

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

          Since 1986, the Company has had cooperative labor agreements with the United Steelworkers of America (the “ USWA”), the International Chemical Workers Union Council of the United Food and Commercial Workers and other labor organizations, which collectively represent 82% of the Company’s employees. The Company entered into five-year agreements with these labor organizations in 1999. Additionally, these 1999 agreements contain a no-strike clause also effective through the term of the agreements.

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

Risk Management Contracts

          In the normal course of business, the Company enters into certain derivative financial instruments, primarily commodity purchase swap contracts and zero cost collars, to manage its exposure to fluctuations in commodity prices. The Company designates the financial instruments as hedges for specific anticipated transactions. Gains and losses from hedges are classified in the consolidated statement of income in cost of goods sold when the contracts are closed. Cash flows from hedges are classified in the consolidated statement of cash flows under the same category as the cash flows from the related anticipated transaction. The Company does not enter into any derivative transactions for speculative purposes. (See Note 15. Risk Management Contracts.)

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

Investments in Affiliated Companies

          Investments in affiliated companies (corporate joint ventures and 20.0% to 50.0% owned companies) are stated at cost plus equity in undistributed earnings since acquisition. Undistributed deficit of affiliated companies included in retained earnings at December 31, 1999 and 1998 amounted to $1.5 million and $1.9 million, respectively. (See Note 11. Non-Operational Income Statement Activities.)

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

Stock-Based Compensation

          The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (SFAS 123). (See Note 16. Long-Term Incentive Plan)

Use of Estimates

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

Note 2. Restatement of Financial Statements

          The Company is restating its financial statements because an error was recently discovered that affects the pension expense, related balance sheet accounts and certain disclosures previously reported in our financial statements for the years ended December 31, 1999 and 1998. The net effect of the correction of this non-cash error was to improve net income or loss by $5.3 million in 1998 and $14.5 million in 1999. The Company’s actuary consistently uses a method that recognizes realized gains and losses on plan assets immediately and defers and amortizes unrealized gains and losses on plan assets over five years in the determination of pension expense. The trustee of our pension master trust changed how it reported realized and unrealized gains and losses in the information provided to our actuary to calculate 1998 and 1999 pension expense. The effect of this change was to reduce, in error, the amount of realized gains and losses used by our actuary, which resulted in the overstatement of pension expense. The following table reflects the effect of the restatement on reported earnings (dollars in millions, except per share amounts):

	1999	1998
Income (Loss) from Operations
As Originally Reported	$(17.9)	$ 96.3
As Restated	$ (3.4)	$101.6
Income (Loss) before Income Taxes
As Originally Reported	$(45.2)	$ 88.1
As Restated	$(30.7)	$ 93.4
Net Income (Loss)
As Originally Reported	$(43.1)	$ 83.8
As Restated	$(28.6)	$ 89.1
Earnings Per Share
As Originally Reported	$(1.04)	$ 1.94
As Restated	$(0.69)	$ 2.06

Note 3. Audit Committee Inquiry and Securities and Exchange Commission Inquiry

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
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Capital Structure

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

Note 5. Segment Information

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

	1999 (restated)			1998 (restated)
	Steel	All Other	Total	Steel	All Other	Total
	Dollars in millions
Revenues from external customers	$2,831.9	$ 17.7	$2,849.6	$2,829.1	$ 18.9	$2,848.0
Intersegment revenues	654.4	3,171.4	3,825.8	612.4	3,131.0	3,743.4
Depreciation expense	110.8	29.3	140.1	99.4	29.7	129.1
Segment income (loss) from operations	(29.1)	25.7	(3.4)	128.9	(27.3)	101.6
Segment assets	1,708.6	1,040.5	2,749.1	1,524.3	980.7	2,505.0
Expenditures for long-lived assets	237.4	80.9	318.3	128.6	42.5	171.1

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

	$ 16.7

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Pension and Other Postretirement Employee Benefits

          The Company has various qualified and nonqualified pension plans and other postretirement employee benefit (“ OPEB”) plans for its employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ended September 30, 1999 and 1998, and the plans funded status at September 30 reconciled to the amounts recognized on the balance sheet on December 31, 1999 and 1998:

	Pension Benefits (restated)		Other Postretirement Benefits
	1999	1998	1999	1998
	Dollars in millions
Reconciliation of benefit obligation
Benefit obligation, October 1 Prior Year	$2,213.2	$2,077.2	$ 794.9	$ 710.8
Service cost	31.1	27.3	13.1	11.2
Interest cost	142.1	151.9	51.9	52.3
Participant contributions	—	—	4.9	4.9
Other contributions	5.1	7.2	—	—
Plan amendments	92.3	—	4.2	—
Actuarial loss (gain)	(125.9)	113.1	(60.0)	67.6
Benefits paid	(157.7)	(163.5)	(57.8)	(51.9)

Benefit obligation, September 30	$2,200.2	$2,213.2	$ 751.2	$ 794.9

Reconciliation of fair value of plan assets
Fair value of plan assets, October 1 Prior Year	$1,830.1	$1,846.5	$ 97.3	$ 82.7
Actual return on plan assets	237.9	17.1	17.0	9.6
Company contributions	29.4	122.8	57.9	52.0
Participant contributions	—	—	4.9	4.9
Other contributions	5.1	7.2	—	—
Benefits paid	(157.7)	(163.5)	(57.8)	(51.9)

Fair value of plan assets, September 30	$1,944.8	$1,830.1	$ 119.3	$ 97.3

Funded Status
Funded status, September 30	$ (255.4)	$ (383.1)	$(631.9)	$(697.6)
Unrecognized actuarial (gain) loss	(69.4)	130.2	(159.3)	(95.1)
Unamortized prior service cost	156.8	75.4	4.2	—
Unrecognized net transition obligation	17.8	26.6	345.9	373.2
Fourth quarter reimbursement from trust	—	—	(5.5)	—
Fourth quarter contributions	—	13.0	13.6	11.4

Net amount recognized, December 31	$ (150.2)	$ (137.9)	$(433.0)	$(408.1)

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

          The following table provides the amounts recognized in the consolidated balance sheet as of December 31 of both years:

	Pension Benefits (restated)		Other Postretirement Benefits
	1999	1998	1999	1998
	Dollars in millions
Prepaid benefit cost	$ 37.4	$ 21.0	$ N/A	$ N/A
Accrued benefit liability	(187.6)	(158.9)	(433.0)	(408.1)
Additional minimum liability	(79.7)	(144.4)	N/A	N/A
Intangible asset	74.2	89.5	N/A	N/A
Accumulated other comprehensive income	5.5	54.9	N/A	N/A

Recognized amount	$(150.2)	$(137.9)	$(433.0)	$(408.1)

          The projected benefit obligation, accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with an ABO in excess of plan assets were $1,742.3 million, $1,627.6 million and $1,451.8 million, respectively, as of December 31, 1999 and $1,747.0 million, $1,613.8 million and $1,331.6 million, respectively, as of December 31, 1998.

          The following table provides the components of net periodic benefit cost for the plans for fiscal years 1999, 1998 and 1997.

	Pension Benefits			Other Postretirement Benefits
	1999 (restated)	1998 (restated)	1997	1999	1998	1997
	Dollars in millions
Net periodic cost
Service cost	$ 31.1	$ 27.3	$ 24.1	$13.1	$11.2	$11.3
Interest cost	146.8	151.9	115.0	53.0	52.3	48.6
Expected return on assets	(173.6)	(164.8)	(101.2)	(9.7)	(8.3)	(5.1)
Prior service cost amortization	10.8	10.8	11.2	—	—	—
Actuarial (gain)/loss amortization	3.0	0.2	—	(3.0)	(8.5)	(6.7)
Transition amount amortization	8.8	8.8	8.8	27.3	27.3	27.3

Net periodic benefit cost	$ 26.9	$ 34.2	$ 57.9	$80.7	$74.0	$75.4

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

Note 8. Other Long-Term Liabilities

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

Note 9. Income Taxes

          Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31 are as follows:

	1999 (restated)	1998 (restated)
	Dollars in millions
Deferred tax assets
Accrued liabilities	$ 96.6	$ 82.6
Employee benefits	203.9	220.0
Net operating loss (“NOL”) carryforwards	25.8	0.6
Leases	4.5	7.1
Federal tax credits	86.6	85.1
Other	21.5	21.6

Total deferred tax assets	438.9	417.0
Valuation allowance	(42.2)	(30.8)

Deferred tax assets net of valuation allowance	396.7	386.2
Deferred tax liabilities
Book basis of property in excess of tax basis	(170.3)	(156.9)
Excess tax LIFO over book	(12.5)	(14.8)
Other	(7.7)	(11.9)

Total deferred tax liabilities	(190.5)	(183.6)

Net deferred tax assets after valuation allowance	$ 206.2	$ 202.6

          In 1999 and 1998, the Company determined that it was more likely than not that approximately $534 million and $525 million, respectively, of future taxable income would be generated to justify the net deferred tax assets after the valuation allowance. Accordingly, the Company recognized additional deferred tax assets of $3.6 million in 1999 and $29.5 million in 1998.

          Significant components of income taxes (credit) are as follows:

	1999	1998	1997
	Dollars in millions
Current taxes payable:
Federal tax	$—	$ 21.7	$ 35.6
State and foreign	0.8	2.2	2.2
Deferred tax credit	(2.9)	(19.6)	(21.6)

Income taxes (credit)	$(2.1)	$ 4.3	$ 16.2

          The reconciliation of income tax computed at the federal statutory tax rates to the recorded income taxes (credit) is as follows:

	1999 (restated)	1998 (restated)	1997
	Dollars in millions
Tax at federal statutory rates	$(10.6)	$ 32.7	$ 82.3
State income taxes, net	0.5	0.9	(1.3)
Change in valuation allowance	10.7	(31.5)	(68.1)
Depletion	(3.2)	(2.2)	(5.2)
Other, net	0.5	4.4	8.5

Income taxes (credit)	$ (2.1)	$ 4.3	$ 16.2

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

Note 10. Weirton Liabilities

          In 1984, NKK purchased a 50% equity interest in the Company from Avatex. As a part of these transactions, Avatex agreed to indemnify the Company, based on agreed-upon assumptions, for certain ongoing employee benefit liabilities related to the Company’s former Weirton Steel Division (“Weirton”), which had been divested through an Employee Stock Ownership Plan arrangement in 1984. In 1990, NKK purchased an additional 20% equity interest in the Company from Avatex. As a part of the 1990 transaction, Avatex contributed $146.6 million to the Company for employee benefit related liabilities and agreed that dividends from the Redeemable Preferred Stock—Series B would be primarily used to fund pension obligations of Weirton. Under this arrangement, it was agreed that the Company would release Avatex from its indemnification obligation at the time of the scheduled redemption of the Redeemable Preferred Stock—Series B or at an earlier date if agreed to by the parties. The Redeemable Preferred Stock—Series B was scheduled to be redeemed in the year 2000. Avatex also agreed in 1984 to indemnify the Company against certain environmental liabilities related to Weirton and the Company’s subsidiary, The Hanna Furnace Corporation (“Environmental Liabilities”). In 1994, Avatex prepaid $10.0 million to the Company with respect to these Environmental Liabilities. In 1995, the Company redeemed one half of the outstanding Redeemable Preferred Stock—Series B for approximately $67 million, with the proceeds going to partially fund the Weirton pension obligations.

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

Note 11. Non-Operational Income Statement Activities

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

Note 12. Related Party Transactions

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
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           In 1999 and 1998, cash dividends of $0.28 per share, or approximately $6.2 million, were paid on 22,100,000 shares of Class A Common Stock owned by NKK. In 1997 cash dividends of approximately $4.0 million were paid on the Preferred Stock-Series A. On December 29, 1997, all shares of Preferred Stock—Series A were redeemed. (See Note 4. Capital Structure.)

          The Company prepaid related party debt of $154.3 million in June of 1997. (See Note 11. Non-Operational Income Statement Activity.)

Affiliate Transactions

          The Company is contractually required to purchase its proportionate share of raw material production or services from certain affiliated companies. Such purchases of raw materials and services aggregated $35.8 million in 1999, $34.3 million in 1998 and $38.3 million in 1997. Additional expenses were incurred in connection with the operation of a joint venture agreement. (See Note 14. Other Commitments and Contingencies.) Accounts payable at December 31, 1999 and 1998 included amounts with affiliated companies accounted for by the equity method of $4.1 million and $3.8 million, respectively. Accounts receivable at December 31, 1999 and 1998 included amounts with affiliated companies of $5.8 million and $5.5 million, respectively.

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

Note 13. Environmental Liabilities

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

Note 14. Other Commitments and Contingencies

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

Note 15. Risk Management Contracts

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

Note 16. Long-Term Incentive Plan

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

          The Company cancelled 563,167 options during 1998, and replaced them with Stock Appreciation Rights (“ SARs”). In accordance with APB 25, the Company recorded $1.9 million of compensation expense in 1998. No compensation expense was recorded in 1999. In addition, the Company cancelled 66,666 and 241,968 SARs and converted them back to options during 1999 and 1998, respectively.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	1999 (restated)	1998 (restated)	1997
	Dollars in millions, except EPS
Net income—pro forma	$(29.2)	$88.9	$213.5
Basic earnings per share—pro forma	(0.71)	2.06	4.70
Diluted earnings per share—pro forma	(0.71)	2.06	4.64

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

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	1999	1998	1997
Dividend yield	3.1%	2.7%	2.9%
Expected volatility	57.2%	48.9%	41.4%
Risk-free interest rate	5.4%	4.7%	6.5%
Expected term (in years)	7.0	6.8	7.0

          A reconciliation of the Company’s stock option activity and related information follows:

	Number of Options	Exercise Price (Weighted Average)
Balance outstanding at January 1, 1997	1,159,735	$14.03
Granted	304,500	9.37
Forfeited	(132,470)	12.99
Cancelled and replaced with SARs	(653,265)	14.14

Balance outstanding at December 31, 1997	678,500	12.10
Granted	429,500	12.88
Forfeited	(51,167)	11.83
Cancelled and replaced with SARs	(563,167)	12.61
SARs cancelled and converted to options	241,968	12.51

Balance outstanding at December 31, 1998	735,634	12.31
Granted	304,000	8.27
Forfeited	(36,307)	13.12
SARs cancelled and converted to options	66,666	12.48

Balance outstanding at December 31, 1999	1,069,993	$11.15

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The following table summarizes information about stock options outstanding at December 31, 1999:

Range of Exercise Prices	Number Outstanding at 12/31/99	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at 12/31/99	Weighted Average Exercise Price
$5 7 /8 to $9	340,334	8.9	$ 8.06	14,999	$ 6.76
$9 to $13	377,994	4.1	10.38	230,328	10.91
$13 to $19	351,665	4.2	14.96	207,331	14.84

Total	1,069,993	5.7	$11.15	452,658	$12.57

          There were 170,634 exercisable stock options with a weighted average exercise price of $13.27 as of December 31, 1998.

Note 17. Quarterly Results of Operations (Unaudited)

          Following are the unaudited quarterly results of operations for the years 1999 and 1998.

	1999 (restated)
Three Months Ended	March 31	June 30	September 30	December 31
Dollars in millions, except per share amounts
Net sales	$657.9	$707.3	$724.5	$759.9
Gross margin	22.1	41.9	36.7	41.6
Net loss	(20.5)	(0.9)	(4.0)	(3.2)
Basic and diluted earnings per share:
Net loss	$(0.49)	$(0.02)	$(0.10)	$(0.08)

	1998 (restated)
Three Months Ended	March 31	June 30	September 30	December 31
Dollars in millions, except per share amounts
Net sales	$708.4	$747.8	$706.4	$685.4
Gross margin	41.3	61.4	60.2	64.7
Unusual credit	—	—	(26.6)	—
Net income	7.3	27.9	33.9	20.0
Basic and diluted earnings per share:
Net income	$ 0.17	$ 0.65	$ 0.78	$ 0.46

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

Item 11. Executive Compensation

          The information required by this Item is incorporated by reference from the sections captioned “Executive Compensation”, “Summary Compensation Table”, “Stock Option/SAR Tables”, “Option/SAR Grants in 1999”, “Aggregated Option/SAR Exercises in 1999 and December 31, 1999 Option/SAR Values”, “Pension Plans”, “Pension Plan Table”, “Employment Contracts” and “Compensation of Directors” in the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

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

          (b) Reports on Form 8-K:

                    During the quarter ended December 31, 1999, the Company filed the following reports on Form 8-K:

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
Steamship Corporation, Wilmington Trust Company, General Foods Credit Investors No. 1
Corporation, Stinson, Inc. and the Company, and Time Charter between Stinson, Inc. and the
Company, filed as Exhibit 10-E to the annual report of the Company on Form 10-K for the year ended
December 31, 1995, is incorporated herein by reference.

10-F	Purchase and Sale Agreement, dated as of May 16, 1994 between the Company and National Steel Funding Corporation.

Exhibit Number	Exhibit Description
10-G	Form of Indemnification Agreement filed as Exhibit 10-R to the Annual Report of the Company on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

10-H	Shareholders’ Agreement, dated as of September 18, 1990, among DNN Galvanizing Corporation,
904153 Ontario Inc., National Ontario Corporation and Galvatek America Corporation, filed as
Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952) is
incorporated herein by reference.

10-I	Partnership Agreement, dated as of September 18, 1990, among Dofasco, Inc., National Ontario II,
Limited, Galvatek Ontario Corporation and DNN Galvanizing Corporation, filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952) is incorporated herein by reference.

10-J	Amendment No. 1 to the Partnership Agreement, dated as of September 18, 1990, among Dofasco,
Inc., National Ontario II, Limited, Galvatek Ontario Corporation and DNN Galvanizing Corporation,
filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (Registration No. 33-
57952) is incorporated herein by reference.

10-K	Receivables Purchase Agreement, dated as of May 16, 1994, among the Company, National Steel Funding Corporation and certain financial institutions named therein.

10-L	Amendment Number One to the Receivables Purchase Agreement, dated as of May 31, 1995, among the Company, National Steel Funding Corporation and certain financial institutions named therein, filed as exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June
30, 1995, is incorporated herein by reference.

10-M	Amendment No. 2 and Consent to the Receivables Purchase Agreement, dated as of July 18, 1996, among the Company, National Steel Funding Corporation and certain financial institutions named therein, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

10-N	Amended and Restated Receivables Purchase Agreement dated as of September 30, 1997 among the
Company, National Steel Funding Corporation and certain financial institutions named therein, filed as Exhibit 10-N to the Company’s Registration Statement on Form S-4 (Registration No. 333-76541)
is incorporated herein by reference.

10-O	Agreement for the Transfer of Employees by and between NKK Corporation and the Company, dated as of May 1, 1995, filed as Exhibit 10-CC to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-P	Amendment No. 1 to Agreement for the Transfer of Employees by and between the Company and
NKK Corporation filed as Exhibit 10-NN to the annual report of the Company on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10-Q	Amendment No. 2 to Agreement for the Transfer of Employees by and between the Company and
NKK Corporation filed as Exhibit 10-Q to the annual report on Form 10-K for the year ended
December 31, 1997 is incorporated herein by reference.

10-R	Amendment No. 3 to Agreement for the Transfer of Employees by and between the Company and
NKK Corporation filed as Exhibit 10-R to the annual report on Form 10-K for the year ended
December 31, 1998 is incorporated herein by reference.

10-S	Amendment No. 4 to Agreement for the Transfer of Employees by and between the Company and NKK Corporation.

10-T	Agreement dated as of November 25, 1997 among the Company, Avatex Corporation, NKK
Corporation and NKK U.S.A. Corporation filed as Exhibit 10-R to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

Exhibit Number	Exhibit Description
10-U	1993 National Steel Corporation Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952) is incorporated herein by reference.

10-V	1993 National Steel Corporation Non-Employee Directors’ Stock Option Plan, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952) is incorporated herein by reference.

10-W	Amendment Number One to the 1993 National Steel Corporation Non-Employee Directors’ Stock
Option Plan, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

10-X	Amendment Number Two to the 1993 National Steel Corporation Non-Employee Directors’ Stock
Option Plan filed as Exhibit 10-V to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

10-Y	Amendment Number Three to the 1993 National Steel Corporation Non-Employee Directors’ Stock Option Plan.

10-Z	National Steel Corporation Management Incentive Compensation Plan dated January 30, 1989, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952) is
incorporated herein by reference.

10-AA	Employment contract dated April 30, 1996 between the Company and David L. Peterson, filed as
Exhibit 10-D to the quarterly report of the Company on Form 10-Q for the quarter ended June 30,
1996, is incorporated herein by reference.

10-BB	Supplement to Employment contract dated July 30, 1996 between the Company and David L.
Peterson, filed as Exhibit 10-C to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

10-CC	Amendment dated August 1, 1998 to Employment Contract between the Company and David L.
Peterson, filed as Exhibit 10-D to the quarterly report of the Company for the quarter ended September
30, 1998 is incorporated herein by reference.

10-DD	Employment contract dated May 1, 1996 between the Company and John A. Maczuzak, filed as
Exhibit 10-G to the quarterly report of the Company on Form 10-Q for the quarter ended June 30,
1996, is incorporated herein by reference.

10-EE	Employment Contract dated as of August 1, 1998 between the Company and Glenn H. Gage, filed as
Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended September
30, 1998 is incorporated herein by reference.

10-FF	Employment Contract dated as of August 1, 1998 between the Company and John F. Kaloski, filed as
Exhibit 10-B to the quarterly report of the Company on Form 10-Q for the quarter ended September
30, 1998 is incorporated herein by reference.

10-GG	Agreement dated January 28, 1999 between the Company and John F. Kaloski filed as Exhibit 10-FF to the annual report of the Company on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10-HH	Employment Contract dated as of September 1, 1998 between the Company and Yutaka Tanaka, filed as Exhibit 10-C to the quarterly report of the Company on Form 10-Q for the quarter ended September
30, 1998 is incorporated herein by reference.

10-II	No. 1 Continuous Galvanizing Line Turnkey Engineering and Construction Contract dated October
23, 1998 between the Company and NKK Steel Engineering, Inc. filed as Exhibit 10-II to the annual report of the Company on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

Exhibit Number	Exhibit Description
10-JJ	Amendment No. 1 dated March 19, 1999 to No. 1 Continuous Galvanizing Line Turnkey Engineering
and Construction Contract dated October 23, 1998 between the Company and NKK Steel Engineering,
Inc. filed as Exhibit 10-JJ to the Company’s Registration Statement on Form S-4 (Registration No.
333-76541) is incorporated herein by reference.

10-KK	Amendment No. 2 dated June 22, 1999 to No. 1 Continuous Galvanizing Line Turnkey Engineering and Construction Contract dated October 23, 1998 between the Company and NKK Steel Engineering.

10-LL	Steel Slab Products Supply Agreement dated as of February 16, 2000 between the Company and NKK Corporation.

21	List of Subsidiaries of the Company.

23	Consent of Independent Auditors—filed along with this Form 10-K/A.

27	Financial Data Schedule—filed along with this Form 10-K/A.