Form 10-Q/A
period 2000-03-31
NATIONAL STEEL CORP
filed 2001-02-07
CIK 70578

2000
First Quarter
(as amended)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 1 0 – Q/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.        Yes   X         No   __

The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of April 30, 2000, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock .

Part I, Items 1 and 2, to Registrant’s Form 10-Q for the quarter ended March 31, 2000 is hereby amended as follows:

This amendment reflects the restatement of the financial statements for the fiscal years ended December 31, 1999 and 1998 and the three months ended March 31, 2000 due to an error that affects the pension expense, related balance sheet accounts and certain disclosures previously reported. See Note 2 to the Consolidated Financial Statements in Part I, Item 1 for a description of the error.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2001 .

NATIONAL STEEL CORPORATION

By: /s/ Glenn H. Gage
Glenn H. Gage
Senior Vice President and Chief Financial Officer

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2000 (restated)	1999 (pro forma, (restated)	1999 (as reported, (restated)

Net Sales	$807.8	$657.9	$657.9

Cost of products sold	712.8	596.9	603.1
Selling, general and administrative expense	38.0	39.6	39.6
Depreciation	37.8	32.7	32.7
Equity (income) loss of affiliates	0.1	(0.3)	(0.3)

Income (Loss) from Operations	19.1	(11.0)	(17.2)

Other (income) expense:
Interest and other financial income	(1.4)	(2.2)	(2.2)
Interest and other financial expense	9.3	7.5	7.5
Net gain on disposal of non-core assets and other
related activities	—	(0.6)	(0.6)

	7.9	4.7	4.7

Income (Loss) before Income Taxes	11.2	(15.7)	(21.9)

Income tax provision (credit)	0.6	(1.1)	(1.4)

Net Income (Loss)	$10.6	$(14.6)	$(20.5)

Basic Earnings Per Share:
Net Income (Loss)	$0.26	$(0.35)	$(0.49)

Weighted average shares outstanding (in thousands)	41,288	41,788	41,788

Diluted Earnings Per Share:
Net Income (Loss)	$0.26	$(0.35)	$(0.49)

Weighted average shares outstanding (in thousands)	41,302	41,788	41,788

Dividends Paid per Share	$0.07	$0.07	$0.07

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions of Dollars, Except Share Amounts)

	March 31, 2000 (restated)	December 31, 1999 (restated)

	(Unaudited)	(Note 1)
Assets
Current assets
Cash and cash equivalents	$46.6	$58.4
Receivables - net	372.7	322.8
Inventories:
Finished and semi-finished products	447.9	461.4
Raw materials and supplies	160.7	196.3

	608.6	657.7
Less: LIFO Reserve	123.5	138.0

	485.1	519.7
Deferred tax assets	28.2	28.2
Other	30.1	29.5

Total current assets	962.7	958.6

Investments in affiliated companies	19.8	21.8

Property, plant and equipment	3,768.3	3,729.2
Less accumulated depreciation	2,322.4	2,282.8

	1,445.9	1,446.4
Other assets	322.1	322.3

	$2,750.5	$2,749.1

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$278.3	$246.1
Current portion of long-term debt	26.8	31.2
Accrued liabilities	276.8	320.8

Total current liabilities	581.9	598.1

Long-term debt	550.8	555.6
Other long-term liabilities	757.1	742.4

Stockholders' equity
Common Stock - par value $.01:
Class A - authorized 30,000,000 shares, issued and outstanding
22,100,000	0.2	0.2
Class B - authorized 65,000,000 shares; issued 21,188,240	0.2	0.2
Additional paid-in-capital	491.8	491.8
Retained earnings	390.3	382.6
Treasury stock, at cost: 2,000,000 shares	(16.3)	(16.3)
Accumulated other comprehensive income (loss):
Minimum pension liability	(5.5)	(5.5)

Total stockholders' equity	860.7	853.0

	$2,750.5	$2,749.1

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2000	1999
	(restated)	(restated)

Cash Flows from Operating Activities
Net income (loss)	$10.6	$(20.5)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	37.8	32.7
Net gain on disposal of non-core assets	—	(0.6)
Deferred income taxes	—	(4.9)
Changes in assets and liabilities:
Investments	—	(11.3)
Receivables	(49.9)	(32.9)
Inventories	34.6	14.2
Accounts payable	32.2	(20.4)
Pension liability (net of change in intangible
pension asset)	(17.3)	1.9
Postretirement benefits	7.0	7.1
Accrued liabilities	(17.8)	2.0
Other	2.8	(2.3)

Net Cash Provided by (Used in) Operating Activities	40.0	(35.0)

Cash Flows from Investing Activities
Purchases of property and equipment	(33.3)	(41.6)
Acquisition of ProCoil	—	(7.7)
Net proceeds from disposal of non-core assets	—	0.6

Net Cash Used in Investing Activities	(33.3)	(48.7)

Cash Flows from Financing Activities
Repurchase of Class B common stock	—	(7.9)
Debt repayment	(15.6)	(24.7)
Borrowings - net	—	298.2
Dividend payments on common stock	(2.9)	(2.9)

Net Cash Provided by (Used in) Financing
Activities	(18.5)	262.7

Net Increase (Decrease) in Cash and Cash Equivalents	(11.8)	179.0
Cash and cash equivalents at the beginning of the period	58.4	137.9

Cash and cash equivalents at the end of the period	$46.6	$316.9

Noncash Investing and Financing Activities
Purchase of equipment through capital leases	$6.5	$—

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF C HANGES IN STOCKHOLDERS' EQUITY

(In Millions of Dollars, Except Share Amounts)
(Unaudited)

	Common Stock— Class A	Common Stock— Class B	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at January 1, 1999 (restated)	$0.2	$0.2	$491.8	$422.8	$(8.4)	$(54.9)	$851.7
Comprehensive income:
Net loss				(28.6)			(28.6)
Other comprehensive income:
Minimum pension liability						49.4	49.4

Comprehensive income							20.8

Dividends on common stock				(11.6)			(11.6)
Purchase of 890,300 shares of
Class B common stock					(7.9)		(7.9)

Balance at December 31, 1999 (restated)

	0.2	0.2	491.8	382.6	(16.3)	(5.5)	853.0

Net income and comprehensive income

				10.6			10.6
Dividends on common stock

				(2.9)			(2.9)

Balance at March 31, 2000 (restated)	$0.2	$0.2	$491.8	$390.3	$(16.3)	$(5.5)	$860.7

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature. The financial results presented for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of results of operations for the full year. For comparative purposes, a pro forma income statement for the three month period ended March 31, 1999 has been included that assumes the accounting change discussed in Note 5 was applied retroactively. The Annual Report of the Company on Form 10-K, as amended, for the year ended December 31, 1999 (the "1999 Form
10-K") contains additional information and should be read in conjunction with this report.

The Company has engaged Ernst & Young LLP to conduct a review of the consolidated financial statements presented herein, in accordance with standards established by the American Institute of Certified Public Accountants. Their review report is included as an exhibit to this Form 10-Q/A.

Certain amounts in the 1999 financial statements have been reclassified to conform to current year presentation.

NOTE 2 — RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating its financial statements because an error was recently discovered that affects the pension expense, related balance sheet accounts and certain disclosures previously reported in our financial statements for the years ended 1998 and 1999, and the first quarter of 2000. The effect of the correction of this non-cash error was to improve net income or loss by $5.3 million in 1998, $14.5 million in 1999, and $5.3 million for the first quarter of 2000. The Company's actuary has consistently used a method that recognizes realized gains and losses on plan assets immediately and defers and amortizes unrealized gains and losses on plan assets over five years in the determination of pension expense. The trustee of our pension master trust changed how it reported realized and unrealized gains and losses in the information provided to our actuary to calculate 1998, 1999 and 2000 pension expense. The effect of this change was to reduce, in error, the amount of realized gains and losses used by our actuary, which resulted in the overstatement of pension expense. The following tables reflect the effect of the restatement on reported earnings (dollars in millions, except per share amounts):

		Year Ended December 31,

	1st Quarter 2000	1999	1998

Income (Loss) from Operations
As Originally Reported	$13.5	$(17.9)	$96.3
As Restated	$19.1	$(3.4)	$101.6

Income (Loss) before Income Taxes
As Originally Reported	$5.6	$(45.2)	$88.1
As Restated	$11.2	$(30.7)	$93.4

Net Income (Loss)
As Originally Reported	$5.3	$(43.1)	$83.8
As Restated	$10.6	$(28.6)	$89.1

Earnings Per Share
As Originally Reported	$0.13	$(1.04)	$1.94
As Restated	$0.26	$(0.69)	$2.06

NOTE 3 — AUDIT COMMITTEE INQUIRY AND SECURITIES AND EXCHANGE COMMISSION INQUIRY

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

NOTE 4 — SEGMENT INFORMATION

Three months ended	March 31, 2000			March 31, 1999

	Steel	All Other	Total	Steel	All Other	Total

	Dollars in millions

Revenues from external
customers	$804.5	$3.3	$807.8	$653.1	$4.8	$657.9

Intersegment revenues	145.2	848.7	993.9	159.0	723.7	882.7

Segment income (loss) from
operations (restated)	20.9	(1.8)	19.1	(18.8)	1.6	(17.2)

Segment assets (restated)	1,645.2	1,105.3	2,750.5	1,492.9	1,246.1	2,739.0

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

The effect of this change was to increase net income by $3.9 million or $0.09 per share (basic and diluted) for the three months ended March 31, 2000 and will have no effect on the year ending December 31, 2000. The pro forma effects of this change for the 1999 restated quarterly and annual periods are as follows:

	Quarter Ended

	March 31	June 30	September 30	December 31	Year Ended December 31

	Dollars in millions, except per share amounts

Net loss as previously reported	$(20.5)	$(0.9)	$(4.0)	$(3.2)	$(28.6)
Effect of accounting change	5.9	(6.6)	2.1	(1.4)	--

Pro forma net loss	$(14.6)	$(7.5)	$(1.9)	$(4.6)	$(28.6)

Basic and diluted earnings
per share:
Net loss as previously reported	$(0.49)	$(0.02)	$(0.10)	$(0.08)	$(0.69)
Effect of accounting change	0.14	(0.16)	0.05	(0.03)	--

Pro forma net loss	$(0.35)	$(0.18)	$(0.05)	$(0.11)	$(0.69)

NOTE 6 — RELATED PARTY TRANSACTION

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

NOTE 7 — ENVIRONMENTAL AND LEGAL PROCEEDINGS

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

NOTE 8 — EARNINGS PER SHARE

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

Income (Loss) from Operations

We reported operating income of $19.1 million for the first quarter of 2000, an increase of $36.3 million from an operating loss of $17.2 million (an increase of $30.1 million from a pro forma operating loss of $11.0 million) reported in the corresponding 1999 period. This increase results primarily from the higher levels of shipments, particularly of lower cost hot-rolled products, as discussed above. An accounting change (see below) positively impacted the first quarter of 2000 operating results in comparison to the year earlier period. Lower selling, general and administrative expenses also had a favorable impact on the first quarter of 2000 as compared to the year earlier period due to reduced costs for outsourced information support and Year 2000 remediation with a small offset relating to employee costs. Slightly offsetting these improvements in operating income were higher depreciation expense resulting from increased levels of capital expenditures and higher costs relating to scrap, natural gas and outside slab purchases. However, our continuing focus on cumulative cost reduction positively impacted income from operations by approximately $3 per ton shipped in the first quarter of 2000.

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

At March 31, 2000, total debt as a percentage of total capitalization decreased slightly to 40.2% as compared to 40.8% at December 31, 1999. Cash and cash equivalents totaled $46.6 million at March 31, 2000, as compared to $55.4 million at December 31, 1999.

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

Cash Flows from Operating Activities

For the quarter ended March 31, 2000, cash provided by operating activities amounted to $40.0 million, which is primarily attributable to net income of $10.6 million and the noncash charge for depreciation. Working capital items had little effect on cash flows from operating activities as reduced inventories and increased payables were offset by increased receivables and decreases in other accrued liabilities.

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

Other

Restatement of Financial Statements

We restated our financial statements for the years ended December 31, 1999 and 1998 and the first quarter of 2000 because an error was recently discovered that affects the pension expense, related balance sheet accounts and certain disclosures that we previously reported in those periods. The net effect of the correction of this non-cash error was to improve our net income or loss by $5.3 million in 1998, $14.5 million in 1999 and $5.3 million in the first quarter of 2000. Our actuary has consistently used a method that recognizes realized gains and losses on plan assets immediately and defers and amortizes unrealized gains and losses over five years in the determination of our pension expense. The trustee of our pension master trust changed how it reported realized and unrealized gains and losses in the information provided to our actuary to calculate our 1998, 1999 and 2000 pension expense. The effect of this change was to reduce, in error, the amount of realized gains and losses used by our actuary, which resulted in an overstatement of our pension expense.

e-Commerce

On March 20, 2000, we announced a multi-year e-Commerce alliance with the e-STEEL Exchange. Under the terms of the agreement, we will begin using the e-STEEL website ( www.e-steel.com) to sell a portion of our secondary production and eventually will consider including other products to further enhance our customer relationships online. We believe that participation in e-Commerce in the steel industry is critical to create efficiencies and to support our customers’ needs.

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
7)	actions by our competitors, including domestic integrated steel producers, foreign competitors, mini-
mills and manufacturers of steel substitutes, such as plastics, aluminum, ceramics, glass, wood and
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

Environmental Matters

Midwest Facility – Oil Discharges. On April 11, 2000, the Indiana Department of Environmental Management (“IDEM”) issued a Warning of Noncompliance to the Company’s Midwest facility alleging violations of the Indiana Code, Indiana Administrative Code and the Company’s National Pollutant Discharge Elimination System permit as a result of discharges of oil, oil sheens and oily matter from the Company’s outfalls at the Midwest facility to the Burns Ditch Waterway and the Ogden Dunes Beach. Although no demand for penalties or other sanctions was contained in the Warning of Noncompliance, IDEM reserved the right to assess penalties. The Warning of Noncompliance requires the Company to undertake corrective measures to cease the unlawful discharge and to submit a plan for eliminating the recurrence of the discharge. A plan was submitted to IDEM, and the Company is currently in discussions with IDEM with respect to the requirements of that plan.

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