Form 10-Q/A
period 2000-06-30
NATIONAL STEEL CORP
filed 2001-02-07
CIK 70578

2000
Second Quarter
(as amended)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-983

NATIONAL STEEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-0687210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Edison Lakes Parkway, Mishawaka, IN (Address of principal executive offices)	46545-3440 (Zip Code)

(Registrant's telephone number, including area code:)	219-273-7000

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

Part I, Items 1 and 2, to Registrant's Form 10-Q for the quarterly period ended June 30, 2000 is hereby amended as follows:

This amendment reflects the restatement of the financial statements for the fiscal years ended December 31, 1999 and 1998 and the six months ended June 30, 2000 due to an error that affects the pension expense, related balance sheet accounts and certain disclosures previously reported. See Note 2 to the Consolidated Financial Statements in Part I, Item 1 for a description of the error.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2001.

NATIONAL STEEL CORPORATION

By:	/s/ Glenn H. Gage
Glenn H. Gage
Senior Vice President and Chief Financial Officer

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000 (restated)	1999 (restated)	2000 (restated)	1999 (restated)

Net Sales	$ 772.4	$ 707.3	$1,580.2	$1,365.2

Cost of products sold	704.2	629.9	1,417.0	1,233.1
Selling, general and administrative expense	36.7	35.6	74.7	75.3
Depreciation	40.8	35.5	78.6	68.1
Equity income of affiliates	(1.4)	(0.3)	(1.3)	(0.7)

Income (Loss) from Operations	(7.9)	6.6	11.2	(10.6)

Other (income) expense:
Interest and other financial income	(1.6)	(4.2)	(3.0)	(6.4)
Interest and other financial expense	8.5	11.9	17.8	19.4
Net gain on disposal of non-core assets and other related activities	(15.1)	—	(15.1)	(0.6)

	(8.2)	7.7	(0.3)	12.4

Income (loss) before Income Taxes	0.3	(1.1)	11.5	(23.0)

Income taxes (credit)	—	(0.2)	0.6	(1.6)

Net Income (Loss)	$ 0.3	$ (0.9)	$ 10.9	$ (21.4)

Basic Earnings Per Share:
Net Income (Loss)	$ 0.01	$ (0.02)	$ 0.27	$ (0.52)

Weighted average shares outstanding (in thousands)	41,288	41,288	41,288	41,537

Diluted Earnings Per Share:
Net Income (Loss)	$ 0.01	$ (0.02)	$ 0.27	$ (0.52)

Weighted average shares outstanding (in thousands)	41,288	41,288	41,291	41,537

Dividends Paid Per Share	$ 0.07	$ 0.07	$ 0.14	$ 0.14

See notes to consolidated financial statements.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions of Dollars, Except Share Amounts)

	June 30, 2000 (restated)	December 31, 1999 (restated)
	(Unaudited)	(Note 1)
Assets

Current assets
Cash and cash equivalents	$ 58.2	$ 58.4
Receivables - net	329.4	322.8
Inventories:
Finished and semi-finished products	462.1	461.4
Raw materials and supplies	165.2	196.3

	627.3	657.7
Less: LIFO Reserve	123.9	138.0

	503.4	519.7
Deferred tax assets	28.2	28.2
Other	32.8	29.5

Total current assets	952.0	958.6

Investments in affiliated companies	17.5	21.8

Property, plant and equipment	3,821.9	3,729.2
Less accumulated depreciation	2,361.3	2,282.8

	1,460.6	1,446.4
Other assets	329.4	322.3

	$2,759.5	$2,749.1

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$ 299.8	$ 246.1
Current portion of long-term debt	25.9	31.2
Accrued liabilities	266.1	320.8

Total current liabilities	591.8	598.1

Long-term debt	536.5	555.6
Other long-term liabilities	773.0	742.4

Stockholders’ equity
Common Stock - par value $.01:
Class A - authorized 30,000,000 shares, issued and outstanding 22,100,000	0.2	0.2
Class B - authorized 65,000,000 shares; issued 21,188,240	0.2	0.2
Additional paid-in-capital	491.8	491.8
Retained earnings	387.8	382.6
Treasury stock, at cost: 2,000,000 shares	(16.3)	(16.3)
Accumulated other comprehensive income (loss):
Minimum pension liability	(5.5)	(5.5)

Total stockholders’ equity	858.2	853.0

	$2,759.5	$2,749.1

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2000 (restated)	1999 (restated)
Cash Flows from Operating Activities
Net income (loss)	$10.9	$(21.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	78.6	68.1
Net gain on disposal of non-core assets	(15.1)	(0.6)
Deferred income taxes	(0.7)	(8.2)
Changes in assets and liabilities:
Receivables	(5.1)	(27.1)
Inventories	16.2	9.6
Accounts payable	53.7	(31.9)
Pension liability (net of change in intangible pension asset)	(35.1)	8.5
Postretirement benefits	15.6	7.3
Accrued liabilities	(2.2)	(5.7)
Other	(9.1)	(3.5)

Net Cash Provided by (Used in) Operating Activities	107.7	(4.9)

Cash Flows from Investing Activities
Purchases of property and equipment	(86.9)	(130.3)
Acquisition of ProCoil	—	(7.7)
Net proceeds from disposal of non-core assets	15.5	0.6

Net Cash Used in Investing Activities	(71.4)	(137.4)

Cash Flows from Financing Activities
Repurchase of Class B common stock	—	(7.9)
Debt repayment	(30.8)	(28.3)
Borrowings—net	—	295.4
Dividend payments on common stock	(5.7)	(5.8)

Net Cash Provided by (Used in) Financing Activities	(36.5)	253.4

Net Increase (Decrease) in Cash and Cash Equivalents	(0.2)	111.1
Cash and cash equivalents at the beginning of the period	58.4	137.9

Cash and cash equivalents at the end of the period	$58.2	$249.0

Noncash Investing and Financing Activities
Purchase of equipment through capital leases	$ 6.5	$ 13.3

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Millions of Dollars)
(Unaudited)

	Common Stock— Class A	Common Stock— Class B	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 1999 (restated)	$0.2	$0.2	$491.8	$422.8	$ (8.4)	$(54.9)	$851.7
Comprehensive income:
Net loss				(28.6)			(28.6)
Other comprehensive income:
Minimum pension liability						49.4	49.4

Comprehensive income							20.8

Dividends on common stock				(11.6)			(11.6)
Purchase of 890,300 shares of Class B common stock					(7.9)		(7.9)

Balance at December 31, 1999 (restated)	0.2	0.2	491.8	382.6	(16.3)	(5.5)	853.0
Net income and comprehensive income				10.9			10.9
Dividends on common stock				(5.7)			(5.7)

Balance at June 30, 2000 (restated)	$0.2	$0.2	$491.8	$387.8	$(16.3)	$ (5.5)	$858.2

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

NOTE 2 — RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating its financial statements because an error was recently discovered that affects the pension expense, related balance sheet accounts and certain disclosures previously reported in our financial statements for the years ended 1998 and 1999, and the first six months of 2000. The effect of the correction of this non-cash error was to improve net income or loss by $5.3 million in 1998, $14.5 million in 1999, and $5.3 million for each of the first and second quarters of 2000. The Company’s actuary has consistently used a method that recognizes realized gains and losses on plan assets immediately and defers and amortizes unrealized gains and losses on plan assets over five years in the determination of pension expense. The trustee of our pension master trust changed how it reported realized and unrealized gains and losses in the information provided to our actuary to calculate 1998, 1999 and 2000 pension expense. The effect of this change was to reduce, in error, the amount of realized gains and losses used by our actuary, which resulted in the overstatement of pension expense. The following tables reflect the effect of the restatement on reported earnings (dollars in millions, except per share amounts):

	1 st Quarter 2000	2 nd Quarter 2000	Six Months Ended June 30, 2000	Year Ended December 31,
				1999	1998
Income (Loss) from Operations
As Originally Reported	$13.5	$(13.4)	$ 0.1	$(17.9)	$ 96.3
As Restated	$19.1	$ (7.9)	$11.2	$ (3.4)	$101.6
Income (Loss) before Income Taxes
As Originally Reported	$ 5.6	$ (5.2)	$ 0.4	$(45.2)	$ 88.1
As Restated	$11.2	$ 0.3	$11.5	$(30.7)	$ 93.4
Net Income (Loss)
As Originally Reported	$ 5.3	$ (5.0)	$ 0.3	$(43.1)	$ 83.8
As Restated	$10.6	$ 0.3	$10.9	$(28.6)	$ 89.1
Earnings Per Share
As Originally Reported	$0.13	$(0.12)	$0.01	$(1.04)	$ 1.94
As Restated	$0.26	$ 0.01	$0.27	$(0.69)	$ 2.06

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

NOTE 4 — SEGMENT INFORMATION

	June 30, 2000			June 30, 1999
Dollars in millions	Steel	All Other	Total	Steel	All Other	Total
Six months ended:

Revenues from external customers	$1,573.2	$ 7.0	$1,580.2	$1,356.1	$ 9.1	$1,365.2

Intersegment revenues	293.4	1,670.1	1,963.5	322.8	1,503.9	1,826.7

Segment income (loss) from operations (restated)	25.4	(14.2)	11.2	(12.3)	1.7	(10.6)

Segment assets (restated)	1,680.5	1,079.0	2,759.5	1,547.0	1,181.4	2,728.4

Three months ended:

Revenues from external customers	$ 768.7	$ 3.7	$ 772.4	$ 703.0	$ 4.3	$ 707.3

Intersegment revenues	148.2	821.4	969.6	163.8	780.2	944.0
Segment income (loss) from operations (restated)	4.5	(12.4)	(7.9)	6.5	0.1	6.6

          Included in the “All Other” intersegment revenues for the six month period is $1,549.9 million in 2000 and $1,393.3 million in 1999 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.

NOTE 5 — SALE OF PRESQUE ISLE CORPORATION

          On June 30, 2000, the Company completed the sale of its 30% equity interest in the Presque Isle Corporation, a limestone quarry on the shoreline of Lake Huron. The Company received cash proceeds of $15.5 million (net of expenses) and recorded a $15.1 million gain.

NOTE 6 — CHANGE IN METHOD OF ACCOUNTING FOR NON-CAPITAL CONSTRUCTION AND MAJOR REPAIR AND MAINTENANCE COSTS IN INTERIM PERIODS

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

	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
	Dollars in millions, except per share amounts
Net loss as previously reported	$(20.5)	$(0.9)	$(4.0)	$(3.2)	$(28.6)
Effect of accounting change	5.9	(6.6)	2.1	(1.4)	—

Pro forma net loss	$(14.6)	$(7.5)	$(1.9)	$(4.6)	$(28.6)

Basic and diluted earnings per share:
Net loss as previously reported	$(0.49)	$(0.02)	$(0.10)	$(0.08)	$(0.69)
Effect of accounting change	0.14	(0.16)	0.05	(0.03)	—

Pro forma net loss	$(0.35)	$(0.18)	$(0.05)	$(0.11)	$(0.69)

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

During the first six months of 2000, the Company purchased from trading companies, in arms’ length transactions at competitively bid prices, approximately $5.4 million of finished-coated steel produced by NKK.

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

Income (Loss) from Operations

We reported an operating loss of $7.9 million for the second quarter of 2000, a decrease of $14.5 million from operating income of $6.6 million reported in the corresponding 1999 period. This decrease resulted primarily from increases in cost of products sold, beyond the increase resulting from higher net sales noted above, due to the following:

longer than planned outages of the hot strip mill at Granite City and our Pellet Operations, a fire at one of the casters at Great Lakes, and
increased costs for natural gas, zinc, scrap and electricity.

Increased depreciation costs resulting from higher levels of capital spending also impacted operating results for the second quarter of 2000 as compared to 1999.

Accounting Change

Effective January 1, 2000, we changed our method of accounting for non-capital construction and major repair and maintenance costs in interim periods. There was no cumulative effect of the accounting change on that date as the change only impacts interim reporting. Our net loss in the second quarter of 2000 increased by $2.9 million or $0.06 per share (basic and diluted) as a result of this accounting change. The second quarter of 1999 net loss would have increased by $6.6 million or $0.16 per share (basic and diluted) had this accounting change been applied retroactively. The accounting change will have no impact on annual results. This accounting change is discussed in further detail in Note 6 to the financial statements.

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

Income (Loss) from Operations

We reported operating income of $11.2 million for the first six months of 2000, an increase of $21.8 million from an operating loss of $10.6 million reported in the corresponding 1999 period. This increase results primarily from higher shipment levels of lower cost hot-rolled products, as discussed above. Partially offsetting the increase were additional increases in cost of products sold due to outages that lasted longer than planned, and therefore were more costly than anticipated, as well as higher costs relating to scrap, natural gas, and outside slab purchases. Depreciation expense in the first six months of 2000 also increased in comparison to the year earlier period as a result of increased levels of capital expenditures.

Accounting Change

Effective January 1, 2000, we changed our method of accounting for non-capital construction and major repair and maintenance costs in interim periods. There was no cumulative effect of the accounting change on that date as the change only impacts interim reporting. Net income in the first six months of 2000 increased by $1.0 million or $0.03 per share (basic and diluted) as a result of this accounting change. The net loss for the first six months of 1999 would have increased by $0.7 million or $0.02 per share (basic and diluted) had this accounting change been applied retroactively. The accounting change will have no impact on annual results. This accounting change is discussed in further detail in Note 6 to the financial statements.

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

At June 30, 2000, total debt as a percentage of total capitalization decreased to 39.6% as compared to 40.8% at December 31, 1999. Cash and cash equivalents totaled $58.2 million at June 30, 2000, as compared to $58.4 million at December 31, 1999.

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

During the second quarter of 2000, we sold our 30% equity interest in the Presque Isle Corporation and received proceeds of $15.5 million (net of expenses). The proceeds will be used for general corporate purposes. (See Note 5. - Sale of Presque Isle Corporation.)

Cash Flows from Financing Activities

During the first six months of 2000, net cash used in financing activities amounted to $36.5 million. Financing activities included scheduled payments of debt and dividend payments on our common stock.

Other

Restatement of Financial Statements

We restated our financial statements for the years ended December 31, 1999 and 1998 and the first and second quarters of 2000 because an error was recently discovered that affects the pension expense, related balance sheet accounts and certain disclosures that we previously reported in those periods. The net effect of the correction of this non-cash error was to improve our net income or loss by $5.3 million in 1998, $14.5 million in 1999 and $5.3 million in each of the first and second quarters of 2000. Our actuary has consistently used a method that recognizes realized gains and losses on plan assets immediately and defers and amortizes unrealized gains and losses over five years in the determination of our pension expense. The trustee of our pension master trust changed how it reported realized and unrealized gains and losses in the information provided to our actuary to calculate our 1998, 1999 and 2000 pension expense. The effect of this change was to reduce, in error, the amount of realized gains and losses used by our actuary, which resulted in an overstatement of our pension expense.

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which was required to be adopted in years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delays the required adoption date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to SFAS 133 ("SFAS 138"). SFAS 133, as amended by SFAS 138, will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We have not yet determined what the effect of SFAS 133 will be on earnings and our financial position.

Dividend on Common Stock

On August 7, 2000 our board of directors declared a regular quarterly common stock dividend of $0.07 per share, payable on September 7, 2000, to shareholders of record on August 23, 2000.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Statements made in our reports, such as this Form 10-Q/A, in press releases and in statements made by employees in oral discussions, that are not historical facts constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Trade Litigation

This matter was reported in the Company's 1999 Form 10-K and Form 10-Q, as amended, for the First Quarter of 2000 and involves certain unfair trade petitions filed by the Company and a number of other U.S. steel producers with the Department of Commerce ("DOC") and the International Trade Commission ("ITC"). On July 17, 2000, the ITC published negative final injury determinations with respect to cold-rolled carbon steel flat products ("Cold-Rolled Steel") from China, Indonesia, Slovakia and Taiwan. These determinations mean that no antidumping duties will be assessed against Cold-Rolled Steel imported from those countries. However, U.S. steel producers have the right to appeal these determinations to the U.S. Court of International Trade (the "CIT"). In June 2000, several U.S. steel producers, including the Company, commenced a challenge in the CIT to the negative final injury determinations of the ITC in the investigations of Cold-Rolled Steel from Turkey and Venezuela.

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

Glenn H. Gage Senior Vice President and Chief Financial Officer

Date: August 14, 2000

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

For the quarterly period ended June 30, 2000

10-A	Cooperation Agreement on Research and Development and Technical Assistance dated May 25, 2000 between NKK Corporation and National Steel Corporation, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 2000 as originally filed, is incorporated herein by reference.

15-A	Independent Accountants' Review Report

15-B	Acknowledgment Letter on Unaudited Interim Financial Information

27	Financial Data Schedule