Form 10-Q/A
period 2000-09-30
NATIONAL STEEL CORP
filed 2001-02-07
CIK 70578

2000
Third Quarter
(as amended)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q/A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒                     No  ☐

The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of November 10, 2000, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

Part I, Items 1 and 2, to Registrant's Form 10-Q for the quarterly period ended September 30, 2000 is hereby amended as follows:

This amendment reflects the restatement of the financial statements for the fiscal years ended December 31, 1999 and 1998 and the nine months ended September 30, 2000 due to an error that affects the pension expense, related balance sheet accounts and certain disclosures previously reported. See Note 2 to the Consolidated Financial Statements in Part I, Item 1 for a description of the error.

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
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000 (restated)	1999 (restated)	2000 (restated)	1999 (restated)

Net Sales	$666.7	$724.5	$2,246.9	$2,089.7

Cost of products sold	644.4	651.7	2,061.4	1,884.8
Selling, general and administrative expense	34.2	34.2	108.9	109.4
Depreciation	38.3	36.1	116.9	104.3
Equity income of affiliates	(0.9)	(0.9)	(2.2)	(1.5)

Income (Loss) from Operations	(49.3)	3.4	(38.1)	(7.3)

Other (income) expense:
Interest and other financial income	(0.6)	(3.2)	(3.6)	(9.6)
Interest and other financial expense	11.6	11.0	29.4	30.3
Net gain on disposal of non-core assets and other related activities	—	—	(15.1)	(0.6)

	11.0	7.8	10.7	20.1

Income (Loss) before Income Taxes	(60.3)	(4.4)	(48.8)	(27.4)

Income tax credit	(3.0)	(0.4)	(2.4)	(2.0)

Net Loss	$(57.3)	$(4.0)	$(46.4)	$(25.4)

Basic Earnings Per Share:
Net Loss	$(1.39)	$(0.10)	$(1.12)	$(0.62)

Weighted average shares outstanding (in thousands)	41,288	41,288	41,288	41,453

Diluted Earnings Per Share:
Net Loss	$(1.39)	$(0.10)	$(1.12)	$(0.62)

Weighted average shares outstanding (in thousands)	41,288	41,288	41,288	41,453

Dividends Paid Per Share	$0.07	$0.07	$0.21	$0.21

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Per Share Amounts)

	September 30, 2000 (restated)	December 31, 1999 (restated)
	(Unaudited)	(Note 1)
Assets

Current assets
Cash and cash equivalents	$7.9	$58.4
Receivables - net	208.3	322.8
Inventories:
Finished and semi-finished products	489.0	461.4
Raw materials and supplies	182.8	196.3

	671.8	657.7
Less: LIFO Reserve	123.7	138.0

	548.1	519.7
Deferred tax assets	28.2	28.2
Other	18.5	29.5

Total current assets	811.0	958.6

Investments in affiliated companies	18.0	21.8

Property, plant and equipment	3,914.3	3,729.2
Less accumulated depreciation	2,399.3	2,282.8

	1,515.0	1,446.4
Other assets	332.4	322.3

	$2,676.4	$2,749.1

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$303.9	$246.1
Current portion of long-term debt	26.9	31.2
Accrued liabilities	233.3	320.8

Total current liabilities	564.1	598.1

Long-term debt	529.7	555.6
Other long-term liabilities	784.7	742.4

Stockholders' equity
Common Stock - par value $0.01:
Class A - authorized 30,000,000 shares, issued and outstanding 22,100,000 shares	0.2	0.2
Class B - authorized 65,000,000 shares; issued 21,188,240 shares and outstanding 19,188,240 shares	0.2	0.2
Additional paid-in-capital	491.8	491.8
Retained earnings	327.5	382.6
Treasury stock, at cost: 2,000,000 shares	(16.3)	(16.3)
Accumulated other comprehensive income (loss):
Minimum pension liability	(5.5)	(5.5)

Total stockholders' equity	797.9	853.0

	$2,676.4	$2,749.1

See notes to consolidated financial statements

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2000 (restated)	1999 (restated)
Cash Flows from Operating Activities
Net loss	$(46.4)	$(25.4)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	116.9	104.3
Net gain on disposal of non-core assets	(15.1)	(0.6)
Deferred income taxes	(3.4)	(11.2)
Changes in assets and liabilities:
Receivables	44.5	(63.9)
Receivables sold	70.0	—
Inventories	(28.5)	(57.5)
Accounts payable	57.8	37.4
Pension liability (net of change in intangible pension asset)	(53.1)	3.7
Postretirement benefits	19.6	15.1
Accrued liabilities	(8.9)	(10.8)
Other	2.2	(1.4)

Net Cash Provided by (Used in) Operating Activities	155.6	(10.3)

Cash Flows from Investing Activities
Purchases of property and equipment	(176.3)	(216.3)
Acquisition of ProCoil	—	(7.7)
Net proceeds from disposal of non-core assets	16.9	0.6

Net Cash Used in Investing Activities	(159.4)	(223.4)

Cash Flows from Financing Activities
Repurchase of Class B common stock	—	(7.9)
Debt repayment	(38.0)	(50.8)
Borrowings - net	—	311.2
Dividend payments on common stock	(8.7)	(8.6)

Net Cash Provided by (Used in) Financing Activities	(46.7)	243.9

Net Increase (Decrease) in Cash and Cash Equivalents	(50.5)	10.2
Cash and cash equivalents at the beginning of the period	58.4	137.9

Cash and cash equivalents at the end of the period	$7.9	$148.1

Noncash Investing and Financing Activities
Purchase of equipment through capital leases	$7.9	$13.3

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Millions)

	Common Stock- Class A	Common Stock- Class B	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at January 1, 1999 (restated)	$0.2	$0.2	$491.8	$422.8	$(8.4)	$(54.9)	$851.7
Comprehensive income:
Net loss				(28.6)			(28.6)
Other comprehensive income: Minimum pension liability						49.4	49.4

Comprehensive income							20.8

Dividends on common stock				(11.6)			(11.6)
Purchase of 890,300 shares of Class B common stock					(7.9)		(7.9)

Balance at December 31, 1999 (restated)	0.2	0.2	491.8	382.6	(16.3)	(5.5)	853.0

Net loss and comprehensive loss				(46.4)			(46.4)
Dividends on common stock				(8.7)			(8.7)

Balance at September 30, 2000 (restated) (Unaudited)	$0.2	$0.2	$491.8	$327.5	$(16.3)	$(5.5)	$797.9

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

The consolidated balance sheet at December 31, 1999 and the consolidated statement of changes in stockholders' equity for the year ended December 31, 1999 have been derived from the audited financial statements at that date but do not include all footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the 1999 financial statements have been reclassified to conform to current year presentation.

NOTE 2 — RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating its financial statements because an error was recently discovered that affects the pension expense, related balance sheet accounts and certain disclosures previously reported in our financial statements for the years ended 1998 and 1999, and the first three quarters of 2000. The effect of the correction of this non-cash error was to improve net income or loss by $5.3 million in 1998, $14.5 million in 1999, $5.3 million for each of the first and second quarters of 2000 and $5.2 million for the third quarter of 2000. The Company's actuary has consistently used a method that recognizes realized gains and losses on plan assets immediately and defers and amortizes unrealized gains and losses on plan assets over five years in the determination of pension expense. The trustee of our pension master trust changed how it reported realized and unrealized gains and losses in the information provided to our actuary to calculate 1998, 1999 and 2000 pension expense. The effect of this change was to reduce, in error, the amount of realized gains and losses used by our actuary, which resulted in the overstatement of pension expense. The following tables reflect the effect of the restatement on reported earnings (dollars in millions, except per share amounts):

	1st Quarter 2000	2nd Quarter 2000	3rd Quarter 2000	Nine Months Ended September 30, 2000	Year Ended December 31,

					1999	1998

Income (Loss) from Operations
As Originally Reported	$13.5	$(13.4)	$(54.9)	$(54.8)	$(17.9)	$ 96.3
As Restated	$19.1	$ (7.9)	$(49.3)	$(38.1)	$ (3.4)	$101.6
Income (Loss) before Income Taxes
As Originally Reported	$ 5.6	$ (5.2)	$(65.9)	$(65.5)	$(45.2)	$ 88.1
As Restated	$11.2	$ 0.3	$(60.3)	$(48.8)	$(30.7)	$ 93.4
Net Income (Loss)
As Originally Reported	$ 5.3	$ (5.0)	$(62.5)	$(62.2)	$(43.1)	$ 83.8
As Restated	$10.6	$ 0.3	$(57.3)	$(46.4)	$(28.6)	$ 89.1
Earnings Per Share
As Originally Reported	$0.13	$(0.12)	$(1.52)	$(1.51)	$(1.04)	$ 1.94
As Restated	$0.26	$ 0.01	$(1.39)	$(1.12)	$(0.69)	$ 2.06

NOTE 3 — AUDIT COMMITTEE INQUIRY AND SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

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

NOTE 4 — SEGMENT INFORMATION

	September 30, 2000			September 30, 1999

Dollars in millions	Steel	All Other	Total	Steel		All Other	Total

Nine months ended:
Revenues from external customers	$2,236.6	$10.3	$2,246.9		$2,075.9	$13.8	$2,089.7
Intersegment revenues	427.7	2,412.2	2,839.9		499.1	2,331.4	2,830.5
Segment income (loss) from operations (restated)	(26.5)	(11.6)	(38.1)		(9.9)	2.6	(7.3)

Segment assets (restated)	1,762.1	914.3	2,676.4		1,653.4	1,119.1	2,772.5

Three months ended:
Revenues from external customers	$663.4	$3.3	$666.7	$	$ 719.8	$4.7	$724.5
Intersegment revenues	134.3	742.1	876.4		176.3	827.5	1,003.8
Segment income (loss) from operations (restated)	(51.9)	2.6	(49.3)		2.4	1.0	3.4

Included in the "All Other" intersegment revenues for the nine month period is $2,224.2 million in 2000 and $2,141.1 million in 1999 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.

NOTE 5 — RECEIVABLES SOLD

The Company has a Receivables Purchase Agreement (the "Receivables Facility") that allows for the sale, on a revolving basis, of an undivided percentage ownership interest in certain of the Company's accounts receivable and borrowings in the form of letters of credit up to a maximum of $200 million. At September 30, 2000, the Company had outstanding letters of credit of $32.1 million and had sold approximately $70 million of receivables to the participating banks. Remaining availability under the Receivables Facility at September 30, 2000 was $45.2 million. The receivables sold are excluded from the accompanying consolidated balance sheet.

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

NOTE 7— SALE OF PRESQUE ISLE CORPORATION

On June 30, 2000, the Company completed the sale of its 30% equity interest in the Presque Isle Corporation, a limestone quarry on the shoreline of Lake Huron. The Company received cash proceeds of $16.9 million (net of expenses) and recorded a $15.1 million gain.

NOTE 8 — RELATED PARTY TRANSACTIONS

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

During the first nine months of 2000, the Company purchased from trading companies, in arms' length transactions at competitively bid prices, approximately $5.4 million of finished-coated steel produced by NKK.

NKK is the parent company of NKK U.S.A. Corporation which is the Company's principal stockholder.

NOTE 9 — ENVIRONMENTAL AND LEGAL PROCEEDINGS

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

Results of Operations - Three Months Ended September 30, 2000 and 1999

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

Loss from Operations

We reported an operating loss of $49.3 million for the third quarter of 2000, $52.7 million less than the operating income of $3.4 million reported in the corresponding 1999 period. The decrease in sales volume, noted above, increased the loss from operations by approximately $13 million. Several other factors also negatively impacted our operating results in the third quarter of 2000 as compared to the same quarter of 1999:

  Approximately $13 million of outage costs relating to the planned B blast furnace reline at the Great Lakes facility,
  Our cost for natural gas increased by approximately $10 million,
  Slab purchases increased by approximately $6 million as the result of a slight increase in volume in anticipation of the planned B blast furnace outage and increased pricing,
  Lower production volumes resulted in increased fixed costs per ton that impacted cost of products sold, and
  Depreciation expense increased by $2.2 million primarily as a result of the new hot dip galvanizing facility at Great Lakes beginning production at the end of the second quarter of 2000.

Accounting Change

Effective January 1, 2000, we changed our method of accounting for non-capital construction and major repair and maintenance costs in interim periods. There was no cumulative effect of the accounting change on that date as the change only impacts interim reporting. Our net loss in the third quarter of 2000 increased by $4.0 million or $0.10 per share (basic and diluted) as a result of this accounting change. The third quarter of 1999 net loss would have been smaller by $2.1 million or $0.05 per share (basic and diluted) had this accounting change been applied retroactively. The accounting change will have no impact on annual results. This accounting change is discussed in further detail in Note 6 to the consolidated financial statements.

Net Financing Costs

Net financing costs increased $3.2 million in the third quarter of 2000 as compared to the same period in 1999. The increase is primarily the result of lower interest income due to reduced cash and cash equivalent levels in 2000.

Income Taxes

The Company's effective tax rate is lower than the combined federal and state statutory rates primarily because the tax benefit of the loss before income taxes is not being fully recognized as a deferred tax asset.

Results of Operations - Nine Months Ended September 30, 2000 and 1999

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

Loss from Operations

We reported an operating loss of $38.1 million for the first nine months of 2000, $30.8 million greater than the operating loss of $7.3 million reported in the corresponding 1999 period. Increases in cost of products sold and depreciation expense more than offset the positive impact of our increased net sales discussed above. Cost of products sold increased due to increased outage costs, primarily related to the planned B blast furnace outage, as well as higher costs relating to natural gas and outside slab and scrap purchases. Depreciation expense increased as a result of increased capital expenditures last year and the start-up of the new hot dip galvanizing facility in June 2000.

Accounting Change

Effective January 1, 2000, we changed our method of accounting for non-capital construction and major repair and maintenance costs in interim periods. There was no cumulative effect of the accounting change on that date as the change only impacts interim reporting. Net loss in the first nine months of 2000 increased by $3.0 million or $0.07 per share (basic and diluted) as a result of this accounting change. The net loss for the first nine months of 1999 would have been smaller by $1.4 million or $0.03 per share (basic and diluted) had this accounting change been applied retroactively. The accounting change will have no impact on annual results. This accounting change is discussed in further detail in Note 6 to the consolidated financial statements.

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

Liquidity and Sources of Capital

Our liquidity needs arise primarily from capital investments, working capital requirements, pension funding requirements, principal and interest payments on our indebtedness and common stock dividend payments. We have satisfied these liquidity needs with funds provided by cash from operations, long-term borrowings, and the use of our other liquidity sources. These additional sources of liquidity consist of a Receivables Purchase Agreement with commitments of up to $200 million expiring in September 2002, and a $200 million credit facility secured by our inventories (the "Inventory Facility") which expires in November 2004. At September 30, 2000, we had total liquidity, which includes cash balances plus available borrowing capacity under these facilities, of approximately $253 million as compared to $413 million at March 31, 2000 and $391 million at June 30, 2000. The primary reasons for the decline in liquidity were our net losses, capital expenditures and scheduled debt repayments. We currently anticipate that the level of our liquidity could decrease by approximately $50 million in the fourth quarter of 2000.

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

At September 30, 2000, total debt as a percentage of total capitalization increased to 41.1% as compared to 40.8% at December 31, 1999. Cash and cash equivalents totaled $7.9 million at September 30, 2000 as compared to $58.4 million at December 31, 1999.

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

Cash Flows from Investing Activities

Capital investments for the nine months ended September 30, 2000 were $176.3 million. These expenditures were primarily for the construction of the new hot dip galvanizing facility, the B blast furnace reline and the rebuild of the No. 2 stove, all of which were completed at the Great Lakes facility as well as spending on information systems. The ongoing addition of roll bending capabilities to the Granite City Division's hot strip mill is also included in the 2000 spending. Additionally, $7.9 million of machinery and equipment was acquired through four-year capital leases. In the fourth quarter, we plan to invest approximately $40 million for capital expenditures.

During the second quarter of 2000, we sold our 30% equity interest in the Presque Isle Corporation and received proceeds of $15.5 million (net of expenses). An additional $1.4 million in net proceeds was received in the third quarter of 2000. The proceeds will be used for general corporate purposes. (See Note 7 to the consolidated financial statements.)

Cash Flows from Financing Activities

During the first nine months of 2000, net cash used in financing activities amounted to $46.7 million. Financing activities included scheduled payments of debt and dividend payments on our common stock.

Other

Restatement of Financial Statements

We restated our financial statements for the years ended December 31, 1999 and 1998 and the first, second and third quarters of 2000 because an error was recently discovered that affects the pension expense, related balance sheet accounts and certain disclosures that we previously reported in those periods. The net effect of the correction of this non-cash error was to improve our net income or loss by $5.3 million in 1998, $14.5 million in 1999, $5.3 million in each of the first and second quarters of 2000, and $5.2 million in the third quarter of 2000. Our actuary has consistently used a method that recognizes realized gains and losses on plan assets immediately and defers and amortizes unrealized gains and losses over five years in the determination of our pension expense. The trustee of our pension master trust changed how it reported realized and unrealized gains and losses in the information provided to our actuary to calculate our 1998, 1999 and 2000 pension expense. The effect of this change was to reduce, in error, the amount of realized gains and losses used by our actuary, which resulted in an overstatement of our pension expense.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides the SEC staff's views on applying generally accepted accounting principles to revenue recognition in the financial statements. It does not change existing rules on revenue recognition and is not expected to have a material effect on the Company's consolidated financial statements. This standard will be effective in the fourth quarter of 2000.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Trade Litigation

This matter was reported in the Company's 1999 Form 10-K and in the Forms 10-Q, as amended, for the first and second quarters of 2000 and involves certain unfair trade petitions filed by the Company and a number of other U.S. steel producers with the Department of Commerce ("DOC") and the International Trade Commission ("ITC"). In September 2000, several U.S. steel producers, including the Company, commenced a challenge in the U.S. Court of International Trade to the negative final injury determinations of the ITC in the investigations of cold-rolled carbon steel flat products from China, Indonesia, Slovakia and Taiwan.

Securities and Exchange Commission Investigation

This matter was reported in the Company's 1999 Form 10-K and involves an investigation by the Securities and Exchange Commission (the "Commission") into allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the Company's system of internal controls. The Company is in settlement discussions with the SEC enforcement staff to resolve these matters, whereby, without admitting or denying findings except for jurisdiction, the Company would consent to the entry of an Administrative Cease and Desist Order alleging violations of the periodic filing requirements, and the books and records and internal control provisions, under the Securities Exchange Act of 1934.

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
Glenn H. Gage Senior Vice President and Chief Financial Officer

Date: November 14, 2000

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

EXHIBIT INDEX

For the quarterly period ended September 30, 2000

4-A	$200,000,000 Credit Agreement dated as of November 19, 1999 among the Company, Citicorp USA, Inc., as Administrative Agent, The Fuji Bank Limited, as Syndication Agent and Arranger, Salomon Smith Barney Inc., as Book Manager and Arranger, and the other lenders party thereto, together with the exhibits and amendments thereto, as filed as Exhibit 4-A to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 2000 as originally filed, is incorporated herein by reference.
10-A	Amendment dated July 25, 2000 to Employment Contract between the Company and Glenn H. Gage, as filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 2000 as originally filed, is incorporated herein by reference.
15-A	Independent Accountants' Review Report
15-B	Acknowledgment Letter on Unaudited Interim Financial Information
27	Financial Data Schedule