Form 10-K
period 2000-12-31
NATIONAL STEEL CORP
filed 2001-03-30
CIK 70578

2000
United States
Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

At March 26, 2001, there were 41,288,240 shares of the registrant’s common stock outstanding consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

Aggregate market value of voting stock held by non-affiliates: $43,014,771.

The amount shown is based on the closing price of National Steel Corporation’s Common Stock on the New York Stock Exchange on March 26, 2001. Voting stock held by officers and directors is not included in the computation. However, National Steel Corporation has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Documents Incorporated By Reference:

Selected portions of the 2001 Proxy Statement of National Steel Corporation are incorporated by reference into Part III of this Report on Form 10-K.

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

          National Steel Corporation was formed through the merger of Great Lakes Steel Corporation, Weirton Steel Corporation and Hanna Iron Ore Company and was incorporated in Delaware on November 7, 1929. Following are the major events impacting our ownership since incorporation:

•	We built a finishing facility, now the Midwest Operations (“Midwest”), in Portage, Indiana, in 1961.

•	In 1971, we purchased Granite City Steel Corporation, now the Granite City Division.

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

•	In 1998 and 1999, we repurchased 2.0 million shares of Class B common stock for $16.3 million. Subsequent to the repurchase of these shares, NKK’s voting interest increased to 69.7%.

The Steel Industry

          The domestic steel industry has recently experienced difficult times. High levels of low-priced imported steel, high end user inventories, and the more recent slow-down in the economy have resulted in a reduction in market prices for steel as well as a reduced demand for steel products. These factors have lead many companies within the steel industry to experience financial difficulties including bankruptcy. It is expected that these factors will continue to negatively impact the steel industry through 2001.

Strategy

          National Steel Corporation’s strategy is to improve and sustain overall profitability, thereby enhancing stockholder value. We intend to accomplish this by increasing our overall market share through the optimization of our assets, reducing our costs, improving productivity and product quality, continuing to increase shipments of higher value-added products and strengthening our overall capital structure. We have developed a number of strategic initiatives designed to achieve this goal.

          Cost Reduction Initiatives. Reducing all costs associated with the production process is essential to our overall cost reduction program particularly under the market conditions we face in 2001. It is our ongoing focus to reduce the total cost of producing finished steel, of which the single largest component remains the production of hot-rolled bands. Additionally, we are taking measures to reduce other fixed costs. Specific initiatives to reduce production costs include:

(1)	improving labor productivity and production yields;

(2)	reducing overall headcount thereby decreasing man hours per net ton shipped;

(3)	reducing overtime utilization;

(4)	utilization of a predictive maintenance program designed to maximize production time and equipment life while minimizing unscheduled outages;

(5)	implementation of a material management system to leverage all existing supplies;

(6)	reducing production of secondary and limited warranty steel; and

(7)	enhancing production capacity.

          Optimizing Asset Utilization. We are focused on improving the utilization of all available assets to produce more tonnage in order to improve the overall efficiency of our mills and to increase our overall market share. Our first goal is increasing hot strip mill production to the most optimal capacity. This strategy may require the purchase of slabs as our hot-rolled capacity exceeds our steelmaking capabilities.

          Increased Penetration in Higher Value-Added Sectors of the Automotive Market. In order to better serve the Automotive Market and enhance margins, we have identified opportunities to sell higher value-added products, including galvanized products and steel used in exposed automotive applications. Our initiatives have included:

(1)	constructing a new hot dip galvanizing facility at Great Lakes;

(2)
the 1999 acquisition of the remaining 44% interest in ProCoil Corporation (“ProCoil”), previously a 56% owned joint venture, to which we ship approximately 200,000 tons of steel coils per year. ProCoil was formed to provide blanking, slitting, cutting-to-length and laser welding for the automotive markets;

(3)	establishing the Product Application Center and Technical Research Center near our Great Lakes Operations (“Great Lakes”), centrally located near the major automotive manufacturers;

(4)	upgrading the 72-inch galvanizing line at Midwest to service demand for critical exposed material; and

(5)	the construction of a 400,000 ton joint venture hot dip galvanizing facility in Windsor, Ontario, which commenced operations in 1993 (“DNN”).

           The automotive industry is an important customer base for us, accounting for approximately 29% of net sales in 2000.

          Increased Focus on the Growing Construction Market. We are continuing to increase our focus on the construction market. We believe that increasing our share of this market will positively impact operating margins, reduce competitive threats and maintain high capacity utilization rates while decreasing our dependence on any one market. Of our coating capacity added since 1995, approximately 675,000 tons are targeted towards the construction industry. Since 1995, we have increased shipments to the construction industry by approximately 20% from 1.0 million tons to 1.2 million tons in the year ended December 31, 2000. The construction market is also an important customer base for us, accounting for approximately 25% of net sales in 2000.

          Investments in Downstream Processing Businesses. To further increase our shipments of higher value-added products, enhance profitability and reduce competitive threats, we have invested in several downstream businesses, including:

(1)	ProCoil to provide blanking, slitting, cutting-to-length and laser welding services to automotive customers;

(2)	a 50% interest in National Robinson LLC, formed in 1998 to construct and operate a temper mill and provide other value-added processing for 200,000 tons of our hot-rolled bands annually; and

(3)	a 42% interest in Tinplate Holdings, Inc. (“Tinplate”), a tin mill service center for which we are the largest supplier.

          Our primary markets for higher value-added products, the automotive and construction markets, demand high-quality products, on-time delivery and effective, efficient technical support and customer service.

          Strengthened Capital Structure. We intend to strengthen our financial position with cash from operations, negotiating more favorable credit arrangements and evaluating alternatives for the monetization of certain assets. During 2000, we sold our interest in a limestone quarry in order to focus on our core steel operations and recognized a gain of approximately $15 million. During 1999, we sold a total of $300 million aggregate principal amount of ten-year 9.875% First Mortgage Bonds due in 2009 and closed on a new $200 million five-year inventory credit facility. The proceeds from the sale of the First Mortgage Bonds were used to finance the construction of the new hot dip galvanizing facility at Great Lakes and for general corporate purposes. We also continue to aggressively manage pension and other postretirement employee benefit liabilities in order to minimize expense and required cash contributions.

          Overall Quality Improvement. An important element of our strategy is to reduce the cost of poor quality production, which currently results in the sale of nonprime products at lower prices and requires substantial additional processing costs. We have made significant improvements in this area by changing certain work practices, increasing process control and utilizing employee-based problem solving, thus eliminating dependence on final inspection and reducing internal rejections and additional processing. During the past several years, our efforts have been recognized by our customers and we have been honored to receive quality awards and recognition that includes:

•	Toyota’s Best Quality Steel Supplier in 2000 and a Certificate of Achievement for Quality Performance in 1999.

•	Mitsubishi’s Superior Supplier award in 1999 that was based on our performance in the areas of quality, delivery and competitiveness.

•	General Motors recognition of our Great Lakes facility with the “People Make Quality Happen” award.

          We are currently ISO 9002/QS 9000 registered.

Alliance with NKK

          We have a strong alliance with our principal stockholder, NKK, one of the largest steel companies in Japan and in the world as measured by production. Since 1984, we have had access to a wide range of NKK’s steelmaking, processing and applications technology. We have 33 engineers and other technical support personnel who transferred from NKK that serve primarily at our Divisions. These engineers, as well as engineers and technical support personnel at NKK’s facilities in Japan, assist in improving operating practices and developing new manufacturing processes. This support also includes providing input on ways to improve raw steel production and finished product yields and enhance overall productivity. In addition, NKK has provided financial assistance to us in the form of investments, loans and introductions to Japanese financial institutions and trading companies. However, there can be no assurance given as to the extent of NKK’s future financial support beyond existing contractual commitments.

          This alliance with NKK was further strengthened by the Cooperation Agreement on Research and Development and Technical Assistance dated May 25, 2000 (“Cooperation Agreement”) and the Agreement for the Transfer of Employees with NKK Corporation dated May 1, 1995 (“Transfer Agreement”). These agreements were unanimously approved by all of our directors who were not then, and never have been, employees of NKK.

          Pursuant to the terms of the Transfer Agreement, technical and business advice is provided through NKK employees who are transferred to National Steel. The Transfer Agreement further provides that the initial term can be extended from year to year after expiration of the initial term, if approved by NKK and a majority of our directors who were not then, and never have been, employees of NKK. The Transfer Agreement has been extended through the calendar year 2001 in accordance with this provision. Pursuant to the terms of the agreement, we will reimburse NKK for the costs and expenses incurred by NKK in connection with the transfer of these employees, subject to an agreed upon cap. The cap was $7 million during each of 2000, 1999 and 1998 and will remain at that amount during 2001. We have incurred approximately $6.7 million, $6.3 million and $6.0 million under this agreement, during 2000, 1999 and 1998, respectively. In addition, we utilized various other engineering services provided by NKK outside of the agreement and incurred expenses of approximately $0.2 million, $0.3 million and $0.9 million for these services during 2000, 1999 and 1998, respectively.

          The Cooperation Agreement has an initial term of five years and can be extended from year to year after expiration of the initial term. The Cooperation Agreement allows for either party to make available technical assistance and consulting services relating to research and development on existing and future steel products and relevant technology to the other party. No amounts were paid or received pursuant to the Cooperation Agreement during 2000.

          On February 16, 2000, we entered into a Steel Slab Products Supply Agreement with NKK, the initial term of which extended through December 31, 2000 and continues on a year-to-year basis thereafter until terminated by either party on six months prior notice. Pursuant to the terms of this Supply Agreement, we will purchase steel slabs produced by NKK at a price determined in accordance with a formula set forth in the agreement. The quantity of slabs to be purchased is negotiated on a quarterly basis. This Supply Agreement was unanimously approved by all directors who were not then, and never have been, employees of NKK.

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

          Construction. We are also a leading supplier of steel to the construction market. Roof and building panels are the principal applications for galvanized and Galvalume® steel in this market. Steel framing is growing in popularity with contractors. We believe that demand for Galvalume® steel will exhibit strong growth for the next several years, partially as a result of a trend away from traditional building products, and that we are well positioned to profit from this growth as a result of both our position in this market and our additional capacity referred to above.

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

          The following table sets forth the percentage of our revenues from various markets for the past three years.

	2000	1999	1998
Automotive	29.0%	32.6%	29.5%
Construction	24.8	23.5	26.6
Containers	12.0	11.6	11.3
Pipe and Tube	6.9	6.3	5.6
Service Centers	22.0	20.0	19.5
All Other	5.3	6.0	7.5

	100.0%	100.0%	100.0%

          No customer accounted for more than 10% of net sales in 2000, 1999 or 1998. Export sales accounted for approximately 3.6% of revenues in 2000, 2.0% in 1999 and 2.1% in 1998.

          Our products are sold through sales offices and resident sales employees located in Chicago, Detroit, Houston, Indianapolis, St. Louis, Atlanta, Baltimore, Dallas, Grand Rapids, MI, Kansas City and at our Midwest Operations. Substantially all of our orders are for short-term delivery. Accordingly, backlog is not meaningful when assessing future results of operations.

          Approximately one-half of our products are sold under long-term sales arrangements, most of which are negotiated on an annual basis. Any sales arrangements with a term of six months or more are considered to be “long-term”. A significant amount of our flat rolled steel sales to larger customers in the automotive and container markets are made pursuant to such sales arrangements. Our sales arrangements generally provide for set prices for the products ordered during the period that they are in effect. As a result, we may experience a delay in realizing price changes related to our long-term business. Much of the remainder of our products are sold under contracts covering shorter periods at the then prevailing market prices for such product.

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

          Our Technical Research Center, near Great Lakes, develops new products, improves existing products and develops more efficient operating procedures to meet the increasing demands of the automotive, construction and container markets. We employ approximately 55 chemists, physicists, metallurgists and engineers in connection with our research activities. The research center is responsible for, among other things, the development of five new high strength steels for automotive weight reduction and a new galvanized steel for the construction market. In addition, we operate a Product Application Center near Detroit dedicated to providing product and technical support to customers. The Product Application Center assists customers with application engineering (selecting optimum metal and manufacturing methods), application technology (evaluating product performance) and technical developments (performing problem solving at plants). We spent $9.6 million, $10.7 million and $11.0 million for research and development in 2000, 1999 and 1998, respectively. In addition, we participate in various research efforts through the American Iron and Steel Institute (the “AISI”).

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

          Our centralized corporate structure, the close proximity of our principal steel facilities and the complementary balance of processing equipment shared by them, enable us to closely coordinate the operations of these facilities in order to maintain high operating rates throughout our processing facilities and to maximize the return on our capital investments.

          The following table details our effective steelmaking capacity, actual production, effective capacity utilization and percentage of steel continuously cast and that of the domestic steel industry for the years indicated.

	Raw Steel Production Data
	Effective Capacity	Actual Production	Effective Capacity Utilization	Percentage Continuously Cast
	(Thousands of net tons)
The Company
2000	6,580	6,138	93.3%	100.0%
1999	6,450	6,250	96.9	100.0
1998	6,600	6,087	92.2	100.0
1997	6,800	6,527	96.0	100.0
1996	7,000	6,557	93.7	100.0

Domestic Steel Industry*
2000	130,300	111,903	85.9%	96.2%
1999	128,100	107,237	83.7	95.6
1998	125,300	108,752	86.8	95.5
1997	121,400	108,561	89.4	94.7
1996	116,100	105,309	90.7	93.2

*	Information as reported by the American Iron and Steel Institute. The 2000 industry information is preliminary.

          In 2000, effective capacity was 6,580,000 net tons primarily as a result of the scheduled “B” blast furnace reline at Great Lakes that was completed in the third quarter and was left idle during the remainder of the year in order to reduce our steel inventory levels. In 1999, effective capacity was 6,450,000 net tons primarily as a result of a planned blast furnace reline at the Granite City Division and the idling of the Great Lakes “D” furnace in the early part of the year as a result of decreased business primarily due to the high levels of imported steel experienced in the second half of 1998. In 1998, effective capacity was 6,600,000 net tons primarily as a result of the scheduled “A” blast furnace reline at Great Lakes. Effective capacity in 1997 was lowered from 1996 to reflect more realistic operating levels based on our operating practices in 1996. In 1996, effective capacity increased to 7,000,000 net tons primarily due to successfully negotiated environmental relief at the Granite City Division.

Raw Materials

          Iron Ore. Our metallic iron requirements are supplied primarily from iron ore pellets that are produced from a concentration of low grade ore. We have reserves of iron ore adequate to produce approximately 342 million gross tons of iron ore pellets through our wholly owned subsidiary, National Steel Pellet Company (“NSPC”). These iron ore reserves are located in Minnesota and Michigan. A significant portion of our average annual consumption of iron ore pellets was obtained from the deposits at NSPC during the last five years. The remaining consumption of iron ore pellets were purchased from third parties. Iron ore pellets available to us from our own deposits and outside suppliers are expected to be sufficient to meet our total iron ore requirements at competitive market prices for the foreseeable future.

          Coal. In 1992, we decided to exit the coal mining business and sell or dispose of our coal reserves and related assets. The remaining coal assets constitute less than 0.3% of our total assets. We believe that supplies of coal, adequate to meet our needs, are readily available from third parties at competitive market prices.

          Coke. We operate and maintain the Great Lakes No. 5 coke battery on a contract basis and purchase the majority of the coke produced from the battery under a requirements contract, with the price being adjusted during the term of the contract, primarily to reflect changes in production costs. We also operate two efficient coke batteries servicing the Granite City Division. Approximately 60% of our annual coke requirements can be supplied by the Great Lakes and Granite City coke batteries. Our remaining coke requirements are met through market purchases. In addition, our coal injection process at Great Lakes continues to reduce our dependency on outside coke supplies.

          Limestone. During the last five years, the majority of our average annual consumption of limestone was acquired from the reserves of an affiliated company at competitive market prices. The affiliated company was sold during the second quarter of 2000. Therefore, all limestone requirements are now purchased at competitive market prices from unaffiliated third parties.

          Scrap and Other Materials. Supplies of steel scrap, tin, zinc and other alloying and coating materials are readily available at competitive market prices.

Patents and Trademarks

          We have the patents and licenses necessary for the operation of our business as now conducted. We do not consider our patents and trademarks to be material to our business.

Employees

          As of December 31, 2000, we employed 9,283 people. We have labor agreements with the United Steelworkers of America (“USWA”), the International Chemical Workers Council of the United Food and Commercial Workers and other labor organizations which collectively represent approximately 81% of our employees. In 1999, we entered into labor agreements, which expire on or after July 31, 2004, with these various labor organizations.

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

          Imports. Domestic steel producers face significant competition from foreign producers and, from time to time, have been adversely affected by what we believe to be unfairly traded imports. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the United States dollar against foreign currencies. Steel imports increase when the value of the dollar is strong in relation to foreign currencies. The recent economic slowdown in certain foreign markets resulted in an increase in imports at depressed prices. Imports of finished steel products that accounted for approximately 19% of the domestic market during 1993 to 1997 have increased to approximately 27% in 1998, 22% in 1999 and 26% in 2000. Some foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions. See the discussion under the caption “Trade Litigation” in Item 3, “Legal Proceedings”.

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

          Mini-mills. Mini-mills provide significant competition in certain product lines, including hot-rolled and cold-rolled sheets that represented, in the aggregate, approximately 56% of our shipments in 2000. Mini-mills also compete with our galvanized products focused towards the automotive market. Mini-mills are relatively efficient, low-cost producers which make steel from scrap in electric furnaces, with lower employment and environmental costs. Thin slab casting technologies have allowed mini-mills to enter certain sheet markets which have traditionally been supplied by integrated producers. Certain companies have announced plans for, or have indicated that they are currently considering, additional mini-mill plants for sheet products in the United States.

          Steel Substitutes. In the case of many steel products, there is substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete. Conversely, along with other manufacturers of steel products, we have begun to compete in recent years in markets not traditionally served by steel producers.

Environmental Matters

          Our operations are subject to numerous laws and regulations relating to the protection of human health and the environment. We have made capital expenditures of $15.6 million in connection with matters relating to environmental control during 2000. Our current estimates indicate that we will incur capital expenditures in connection with matters relating to environmental control of approximately $7 million and $9 million for 2001 and 2002, respectively. In addition, we have recorded expenses for environmental compliance, including depreciation, of approximately $62 million in 2000 and expect to record expenses of approximately $61 million in each of 2001 and 2002. Since environmental laws and regulations are becoming increasingly stringent, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of future changes in circumstances or regulatory requirements, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. The costs for environmental compliance may also place us at a competitive disadvantage with respect to foreign steel producers, as well as manufacturers of steel substitutes, that are subject to less stringent environmental requirements.

           In 1990, Congress passed amendments to the Clean Air Act, which impose stringent standards on air emissions. The Clean Air Act amendments directly affect the operations of many of our facilities, including the coke ovens. Under such amendments, coke ovens generally will be required to comply with progressively more stringent standards over the thirty-year period beginning on the date of enactment of the amendments. We believe that the costs for complying with the Clean Air Act amendments will not have a material adverse effect on our financial position, results of operations or liquidity.

          The Resource Conservation Recovery Act of 1976, as amended (“RCRA”), imposes certain investigative and corrective action obligations on facilities that are operating under a permit, or are seeking a permit, to treat, store or dispose of hazardous waste. As of December 31, 2000, we have recorded $6.7 million as a liability for certain corrective actions which are expected to be necessary at our Midwest facility. At the present time, our other facilities are not subject to corrective action.

          We have recorded an aggregate liability of $2.0 million at December 31, 2000 for the reclamation costs to restore our coal and iron ore mines at our shut down locations to their original and natural state, as required by various federal and state mining statutes.

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

          Pursuant to an indemnity provision contained in the agreements with Weirton Steel Corporation (“Weirton Steel”) which were entered into at the time that we sold the assets of our former Weirton Steel Division to Weirton Steel, we have reimbursed Weirton Steel for the costs of certain remediation activities undertaken by Weirton Steel at our former manufacturing site in Weirton, West Virginia. Additional claims for indemnification by Weirton Steel are possible. In addition, our subsidiary, the Hanna Furnace Corporation is currently involved in remediation activities at the site of the former Donner Hanna coke plant in Buffalo, New York (which was operated as a joint venture with LTV Steel Company, Inc.). See the discussion under the caption “Donner Hanna Coke Plant” in Item 3, “Legal Proceedings”.

          In addition to the remediation of current and former manufacturing sites, we are also involved as potentially responsible parties (“PRPs”) in a number of off-site CERCLA and other environmental cleanup proceedings.

          We have accrued an aggregate liability of $16.0 million as of December 31, 2000, exclusive of accruals for the Midwest facility and the coal and iron ore mines, for the superfund and other environmental cleanup liabilities at our current and former manufacturing sites and off site disposal facilities. The outcome of these remediation activities and cleanup proceedings is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

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

Forward Looking Statements

          Statements made by us in this Form 10-K that are not historical facts constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements, by their nature, involve risk and uncertainty. A variety of factors could cause business conditions and our actual results and experiences to differ materially from those expected or expressed in our forward looking statements. These factors include, but are not limited to, the following:

(1)	changes in market prices and market demand for our products;

(2)	changes in our mix of products sold;

(3)	changes in the costs or availability of raw materials and other supplies used by us in the manufacture of our products;

(4)	equipment failures or outages at our steelmaking, mining and processing facilities;

(5)	losses of customers;

(6)	changes in the levels of our operating costs and expenses;

(7)	collective bargaining agreement negotiations, strikes, labor stoppages or other labor difficulties;

(8)
actions by our competitors, including domestic integrated steel producers, foreign competitors, mini-mills and manufacturers of steel substitutes such as plastics, aluminum, ceramics, glass, wood and concrete;

(9)	changes in industry capacity;

(10)	changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation;

(11)	worldwide changes in trade, monetary or fiscal policies, including changes in interest rates;

(12)	changes in the legal and regulatory requirements applicable to us; and

(13)	the effects of extreme weather conditions.

Item 2. Properties

The Granite City Division

          The Granite City Division, located in Granite City, Illinois, has an annual hot-rolled band production capacity of approximately 3.1 million tons. All steel at Granite City is continuous cast. Granite City also uses ladle metallurgy to refine the steel chemistry to enable it to meet the exacting specifications of its customers. The facility’s ironmaking facilities consist of two coke batteries and two blast furnaces. Finishing facilities include an 80-inch hot strip mill, a hot-rolled coil processing line, a continuous pickler, a tandem mill, three hot dip galvanizing lines and two roll formers. Granite City ships approximately 12% of its total production to Midwest for finishing. Principal products of the Granite City Division include hot-rolled, hot-dipped galvanized and Galvalume® steel, grain bin and high strength, low alloy steels.

          The Granite City Division is located on 1,540 acres and employs approximately 3,000 people. The Division’s proximity to the Mississippi River and other interstate transit systems, both rail and highway, provides easy accessibility for receiving raw materials and supplying finished steel products to customers.

The Regional Division

Great Lakes Operations

          Great Lakes, located in Ecorse and River Rouge, Michigan, is an integrated facility engaged in steelmaking primarily for use in the automotive market with an annual hot-rolled band production capacity of approximately 4.1 million tons. All steel at this location is continuous cast. Great Lakes ironmaking facilities consist of three blast furnaces and a rebuilt 85-oven coke battery which was sold in 1997 to a subsidiary of DTE Energy Company. Great Lakes also operates two basic oxygen process vessels, a vacuum degasser and a ladle metallurgy station. Finishing facilities include a hot strip mill, a skinpass mill, a high speed pickle line, a tandem mill, a batch annealing station, a temper mill, one customer service line and an electrolytic galvanizing line. Additionally, a new automotive hot dip galvanizing line began production during the second quarter of 2000. During 1999, approximately 20% of the batch annealing capacity was replaced with higher quality hydrogen annealing stations. Great Lakes ships approximately 50% of its production to Midwest and to joint venture coating operations for value-added processing. Principal products include hot-rolled, cold-rolled, electrolytic galvanized, and high strength, low alloy steels.

          Great Lakes is located on 1,100 acres and employs approximately 3,500 people. The facility is strategically located with easy access to water, rail and highway transit systems for receiving raw materials and supplying finished steel products to customers.

Midwest Operations

          Midwest, located in Portage, Indiana, finishes hot-rolled bands produced at Great Lakes and Granite City primarily for use in the automotive, construction and container markets. All of the processes performed at Midwest help enhance our profitability by turning commodity grades of hot-rolled steel into higher value-added products. Midwest facilities include a continuous pickling line, two cold reduction mills and three continuous galvanizing lines (a 48 inch wide line which can produce galvanized or Galvalume® steel products and which services the construction market, a 72 inch wide line which services the automotive market and a Galvalume® line which services the construction market). Additionally, Midwest includes finishing facilities for cold-rolled products consisting of a batch annealing station, a sheet temper mill and a continuous stretcher leveling line. The facility also includes an electrolytic cleaning line, a continuous annealing line, two tin temper mills, two tin recoil lines, an electrolytic tinning line and a chrome line, all of which service the container market. During 1999, acrylic coating capability was added to the Galvalume® line to serve the needs of the construction market. Principal products include tin mill products, hot-dipped galvanized and Galvalume® steel, cold-rolled and electrical lamination steels.

          Midwest is located on 1,100 acres and employs approximately 1,500 people. Its location provides excellent access to rail, water and highway transit systems for receiving raw materials and supplying finished steel products to customers.

National Steel Pellet Company

          National Steel Pellet Company (“NSPC”), located on the western end of the Mesabi Iron Ore Range in Keewatin, Minnesota, mines, crushes, concentrates and pelletizes low grade taconite ore into iron ore pellets. NSPC operations include two primary crushers, ten primary mills, five secondary mills, a concentrator and a pelletizer. The facility has a current annual effective iron ore pellet capacity of over five million gross tons and has a combination of rail and vessel access to our integrated steel mills. NSPC is located on 26,000 acres and employs approximately 500 people.

ProCoil Corporation

          ProCoil Corporation (“ProCoil”) is located in Canton, Michigan. ProCoil operates a steel processing facility which began operations in 1988 and a warehousing facility which began operations in 1993. On March 31, 1999, we acquired 100% ownership of ProCoil. Prior to that date, we owned a 56% equity interest in ProCoil. ProCoil blanks, slits and cuts steel coils to desired specifications to service automotive market customers and provides laser welding services. In addition, ProCoil warehouses material to assist us in providing just-in-time delivery to our automotive customers.

Joint Ventures and Equity Investments

          DNN Galvanizing Limited Partnership. As part of our strategy to focus our marketing efforts on high quality steels for the automotive industry, we entered into an agreement with NKK and Dofasco Inc., a large Canadian steel producer (“Dofasco”), to build and operate DNN, a 400,000 ton per year hot dip galvanizing facility in Windsor, Ontario, Canada. This facility incorporates state-of-the-art technology to galvanize steel for critically exposed automotive applications. National Steel owns a 10% equity interest in DNN, NKK owns a 40% equity interest and Dofasco owns the remaining 50%. The facility is modeled after NKK’s Fukuyama Works Galvanizing Line that has provided high quality galvanized steel to the Japanese automotive industry for several years. We are committed to utilize 50% of the available line time of the facility and pay a tolling fee designed to cover fixed and variable costs with respect to 50% of the available line time, whether or not such line time is utilized. The plant began production in January 1993 and is operating close to capacity. Our steel substrate requirements are provided to DNN by Great Lakes.

          Double G Coatings, L.P. To continue to meet the needs of the growing construction market, National Steel Corporation and Bethlehem Steel Corporation formed a joint venture to build and operate Double G Coatings, L.P. (“Double G”). We own a 50% equity interest in Double G. Double G is a 300,000 ton per year hot dip galvanizing and Galvalume® steel facility near Jackson, Mississippi. The facility is capable of coating 48 inch wide steel coils with zinc to produce a product known as galvanized steel and with a zinc and aluminum coating to produce a product known as Galvalume® steel. Double G primarily serves the metal buildings segment of the construction market in the south central United States. We are committed to utilize 50% of the available line time of the facility and pay a tolling fee designed to cover fixed and variable costs with respect to 50% of the available line time, whether or not such line time is utilized. The joint venture commenced production in the second quarter of 1994 and reached full operating capacity in 1995. Our steel substrate requirements are currently provided to Double G by Great Lakes and Granite City.

          Tinplate Holdings, Inc. In April 1997, one of our wholly owned subsidiaries purchased 25% of the outstanding common stock of Tinplate Holdings, Inc. (“Tinplate”). During 2000, our ownership interest increased to 42%. Tinplate operates a tin mill service center in Gary, Indiana that purchases tin mill products from us.

          National Robinson LLC. In February 1998, National Steel Corporation entered into an agreement with Robinson Steel Co., Inc. to form a joint venture company, named National Robinson LLC. We own a 50% equity interest in National Robinson LLC. This company operates a temper mill, leveler and cut to length facility in Granite City, Illinois to produce high value added cut-to-length steel plates and sheets with superior quality, flatness and dimensional tolerances. National Robinson LLC processes approximately 200,000 tons of hot-rolled steel annually which is supplied by Granite City.

Other Information With Respect to Our Properties

          In addition to the properties described above, we own our corporate headquarters facility in Mishawaka, Indiana. Our properties are well maintained, considered adequate and are being utilized for their intended purposes. Our steel production facilities are owned in fee by us except for:

(1)	a continuous caster and related ladle metallurgy facility which service Great Lakes,

(2)	an electrolytic galvanizing line that services Great Lakes, and

(3)	one of the two coke batteries that service the Granite City Division.

Each of these facilities are owned by third parties and leased to us pursuant to the terms of operating leases. The electrolytic galvanizing line lease, the coke battery lease and the continuous caster and related metallurgy facility lease are scheduled to expire in 2001, 2004, and 2008, respectively. Upon expiration, we have the option to extend the respective lease, purchase the facility at fair market value, or return the facility to the third party owner.

          Substantially all of the land (excluding certain unimproved land), buildings and equipment (excluding, generally, mobile equipment) that are owned in fee by us at the Granite City Division and the Regional Division are subject to a lien securing the First Mortgage Bonds, 8 3 /8% Series due 2006 and 9 7 /8% Series due 2009 (“First Mortgage Bonds”). Included among the items which are not subject to this lien are a vacuum degassing facility and a pickle line which service Great Lakes and a continuous caster facility which services the Granite City Division. However, the pickle line and continuous caster facility are subject to a mortgage granted to the respective lenders who financed the construction of the facilities. We have also agreed to grant to the Voluntary Employees’ Benefit Association Trust (“VEBA Trust”) a second mortgage on that portion of the property which is covered by the lien securing the First Mortgage Bonds and which is located at Great Lakes. The VEBA Trust was established in connection with the 1993 Settlement Agreement with the USWA for the purpose of prefunding certain postretirement employee benefit obligations for USWA represented employees.

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

Securities and Exchange Commission Investigation

          In the third quarter of 1997, the Audit Committee of the Company’s Board of Directors was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the Company’s system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, inquired into these matters. Based upon this inquiry, the Company determined the need to restate its financial statements for certain prior periods. On January 29, 1998, the Company filed an amended Form 10-K for 1996 and amended Forms 10-Q for the first, second and third quarters of 1997 reflecting the restatements. On December 15, 1997, the Board of Directors approved the termination of the Company’s Vice President—Finance in connection with the Audit Committee inquiry. During January 1998, legal counsel to the Audit Committee issued its report to the Audit Committee, and the Audit Committee approved the report and concluded its inquiry. On January 21, 1998, the Board of Directors accepted the report and approved the recommendations, except for the recommendation to revise the Audit Committee Charter, which was approved on February 9, 1998. The report found certain misapplications of generally accepted accounting principles and accounting errors, including excess reserves, which have been corrected by the restatements referred to above. The report found that the accretion of excess reserves to income during the first, second and third quarters of 1997, as described in the amended Forms 10-Q for those quarters, may have had the effect of management of earnings as the result of errors in judgment and misapplication of generally accepted accounting principles. However, these errors do not appear to have involved the intentional material misstatement of the Company’s accounts. The report also found weaknesses in internal controls and recommended various improvements in the Company’s system of internal controls, a comprehensive review of such controls, a restructuring of the Company’s finance and accounting department, and expansion of the role of the internal audit function, as well as corrective measures to be taken related to the specific causes of the accounting errors. The Company has implemented these recommendations with the involvement of the Audit Committee. The Securities and Exchange Commission (“Commission”) has authorized an investigation pursuant to a formal order of investigation relating to the matters described above. The Company has cooperated with the staff of the Commission in that investigation. On March 29, 2001, the Commission issued an administrative order requiring the Company to cease and desist from violating the periodic reporting, books and records and internal control provisions of the Securities Exchange Act of 1934 and certain rules thereunder. The Company consented to the entry of this order without admitting or denying the Commissions findings, other than jurisdiction.

Trade Litigation

          The Company is a party to on-going trade proceedings concerning imports of hot-rolled carbon steel flat products (“Hot-Rolled Steel”), cold-rolled carbon steel flat products (“Cold-Rolled Steel”) and corrosion-resistant carbon steel flat products (“Corrosion-Resistant Steel”). Such imports affect the steel industry generally. These trade proceedings relate to unfair trade practices for which the remedy is the imposition of antidumping and countervailing duties, which are designed to offset dumping and foreign government subsidies to create a level competitive playing field for domestic producers. In these proceedings, the Department of Commerce (the “DOC”) and the International Trade Commission (the “ITC”) initially conduct an investigation to determine whether to issue an antidumping or countervailing duty order. If an order is issued, the duty rate is then subject to change in subsequent annual administrative reviews. In addition, in five-year reviews the DOC may revoke an order if it determines that revocation would not be likely to lead to continuation or recurrence of dumping or a countervailable subsidy, and the ITC may revoke an order if it determines that revocation would not be likely to lead to continuation or recurrence of material injury.

          On September 30, 1998 a number of U.S. steel producers filed unfair trade petitions alleging dumping of imported Hot-Rolled Steel from Brazil, Japan and Russia. The U.S. steel producers also alleged subsidization of Hot-Rolled Steel from Brazil. The Company joined in the Russian and Brazilian petitions. The resulting investigations led to the imposition of an antidumping order on Japanese imports on June 29, 1999. On February 11, 2000, the Japanese government requested the establishment of a dispute settlement panel to review this order pursuant to the dispute settlement mechanism of the World Trade Organization (“WTO”). The WTO Panel publicly issued its final report on February 28, 2001. The Panel upheld the determinations by the ITC and the DOC that dumped imports had injured the domestic industry. However, the Panel also found that certain aspects of the DOC’s calculation of the dumping margin violated the United States’ international obligations. Japan and the United States have until April 30, 2001 to file a notice of appeal to the WTO’s Appellate Body. In July 1999 the DOC entered into suspension agreements with Russia, Brazil and three Brazilian steel producers. These agreements impose volume and price restrictions on imports of Hot-Rolled Steel from Russia and Brazil. In August 1999 challenges to the suspension agreements were commenced in the Court of International Trade by several U.S. steel producers, including the Company. In addition, the DOC’s final subsidization determination regarding Brazil is being challenged in the Court of International Trade by affected foreign steel producers.

          On June 2, 1999, a number of U.S. steel producers filed unfair trade petitions alleging dumping of Cold-Rolled Steel from Argentina, Brazil, China, Indonesia, Japan, Russia, South Africa, Slovakia, Taiwan, Thailand, Turkey and Venezuela and subsidization of Cold-Rolled Steel from Brazil, Indonesia, Thailand and Venezuela. The Company joined in all of these petitions, except the one against Japan. The resulting subsidy investigations of Indonesia, Thailand and Venezuela were terminated on July 19, 1999, when the ITC found that imports from those countries were negligible. In Spring and Summer 2000, the ITC made negative final injury determinations with respect to the other cases. In April, June and September 2000, several U.S. steel producers, including the Company, commenced challenges in the Court of International Trade to the negative final injury determinations of the ITC.

          On September 1, 1999, the DOC and the ITC published notices initiating five-year reviews of antidumping and/or countervailing duty orders entered in 1993 on (i) Corrosion-Resistant Steel from Australia, Canada, France, Germany, Japan and Korea and (ii) Cold-Rolled Steel from Germany, Korea, the Netherlands and Sweden. In March and July 2000, the DOC determined that revocation of the orders would likely lead to continuation or recurrence of dumping and/or subsidization. The ITC determined in November 2000 that revocation of the orders on Corrosion-Resistant Steel would be likely to lead to continuation or recurrence of material injury. However, the ITC voted to revoke the orders on Cold-Rolled Steel. Several foreign steel producers have commenced challenges in the Court of International Trade to the determinations of the DOC and the ITC regarding Corrosion-Resistant Steel. In addition, in January 2001, several U.S. steel producers, including the Company, commenced challenges in the Court of International Trade to the ITC’s determination regarding the orders on Cold-Rolled Steel.

          On November 13, 2000, a number of U.S. steel producers filed unfair trade petitions alleging dumping of Hot-Rolled Steel from Argentina, China, India, Indonesia, Kazakhstan, the Netherlands, Romania, South Africa, Taiwan, Thailand and the Ukraine and subsidization of Hot-Rolled Steel from Argentina, India, Indonesia, South Africa and Thailand. The Company joined in all of these petitions. On December 28, 2000, ITC found that there is a reasonable indication that the domestic hot-rolled steel industry is threatened with material injury by the imports in question. On February 21, 2001, the DOC published its preliminary determination that Hot-Rolled Steel from Argentina has been subsidized. The DOC is scheduled to make preliminary determinations of subsidization and dumping in the remaining cases in March and April 2001, respectively. Antidumping and/or countervailing duties will be imposed against those imports for which the DOC makes an affirmative final dumping or subsidization determination and for which the ITC makes an affirmative final injury determination.

Donner Hanna Coke Plant

          The Donner Hanna coke plant was operated from approximately 1920 to 1982, for the majority of that time as a corporation jointly owned by The Hanna Furnace Corporation (“Hanna Furnace”), a subsidiary of the Company, and LTV Steel Company, Inc. (or its predecessor). In 1989 and 1990, the plant was demolished and, at present, Hanna Furnace and LTV each have a 50% ownership share in the property. Hanna Furnace is participating in a voluntary effort with LTV to perform a site cleanup at Donner Hanna, with a goal of eventually transferring ownership of the property to either the City of Buffalo or a third party.

          A significant amount of site assessment work has been completed. A draft conceptual remedial work plan has been prepared and discussed with the New York State Department of Environmental Conservation (“DEC”), and Hanna Furnace, LTV, and DEC have engaged in preliminary discussions regarding a voluntary cleanup agreement. The preliminary cost estimate to implement the draft remedial work plan is $7,446,000, of which Hanna Furnace’s share would be $3,723,000. The preliminary estimate does not include the remedial costs for several areas related to the plant that still must be assessed. LTV also has made an informal claim that Hanna Furnace should contribute 50% toward the remediation of an adjacent property owned solely by LTV, on the basis that it appears to be impacted by coke wastes/materials. The preliminary cost estimate to remediate that property is $6,618,000. This estimate also does not include the remedial costs for at least one other related area that still must be assessed.

          In the spring of 1999, contamination was discovered on certain properties in the vicinity of the Donner Hanna coke plant which were transferred by LTV and Hanna Furnace to the Buffalo Urban Renewal Agency (“BURA”) in 1992. These properties are located in a residential housing development commonly known as the Hickory Woods Subdivision. Several of the properties have had houses constructed on them, while several others remain vacant. Contamination was also discovered on a berm constructed on the Donner Hanna coke plant property by BURA pursuant to an easement granted by LTV and Hanna Furnace.

          In the spring of 2000, Hanna Furnace, LTV, and BURA entered into an Administrative Order on Consent with the United States Environmental Protection Agency (“EPA”), wherein they agreed to conduct a removal action on the vacant lots and to reimburse EPA for certain oversight costs. The cost estimate to conduct the removal action is approximately $600,000, and the estimated oversight costs are approximately $30,000. Hanna Furnace, LTV, BURA, and the City of Buffalo entered into a cost allocation agreement describing the parties’ responsibilities, as between themselves, for the removal costs and the oversight costs. Under the terms of that agreement, BURA and/or the City must pay $100,000 of the first $600,000 of removal costs, and Hanna Furnace and LTV are responsible for the other $500,000 of the first $600,000 of removal costs. If the removal costs exceed $600,000, then BURA and/or the City pay one-half of all removal costs in excess of $600,000, and Hanna Furnace and LTV are responsible for the other one-half of the excess removal costs. With regard to EPA response and oversight costs, BURA and/or the City pay one-third of such costs, and LTV and Hanna Furnace are responsible for the other two-thirds of such costs. As between LTV and Hanna Furnace, they are each responsible to pay one-half of the companies’ obligation under the agreement. To date, the vacant lots have been stabilized, but EPA has not required the parties to implement the removal action.

          During the second half of 2000, EPA conducted a soil sampling program for a number of properties in the Hickory Woods Subdivision, most likely including some of the properties that were transferred by LTV and Hanna Furnace. The data from this sampling program is being evaluated by the New York State Department of Health (“DOH”). DOH has not completed its evaluation, but in letters to the Hickory Woods Subdivision residents DOH stated that, although concentrations of chemical compounds in surface soil exceed the levels that are typically found in native soils, they are similar to the concentrations found in other areas of Buffalo.

          On September 3, 1999, Hanna Furnace and LTV filed suit in the U.S. District Court for the Western District of New York against the City of Buffalo and BURA arising from defendants’ placement of hazardous substances within a berm on the site of the former Donner Hanna coke plant. Hanna Furnace and LTV seek $3 million to remove the berm and an unspecified amount of other damages, response costs, attorneys fees, and injunctive relief and assert claims under CERCLA, breach of contract, and common law. On December 13, 1999, the City and BURA asserted counterclaims, alleging that Hanna Furnace and LTV disposed of wastes both on the coke plant property and on properties in the Hickory Woods Subdivision. The City and BURA’s counterclaims seek an unspecified amount of response costs, compensatory damages, injunctive relief and attorney fees, plus punitive damages of $250 million, based on CERCLA and New York statutory and common law. No replies have been filed, and the case has been inactive pending resolution of various issues in bankruptcy court, as described below.

          On May 11, 2000, Hanna Furnace was granted leave to intervene in an adversary proceeding initiated by LTV in the U.S. Bankruptcy Court for the Southern District of New York against the City of Buffalo and BURA with respect to the formerly owned properties. LTV sought declaratory relief that it is not liable to the City or BURA for claims arising from environmental conditions on the formerly owned properties based on (1) the terms of the 1992 Sale Agreement by which LTV and Hanna Furnace sold the properties, and (2) various other bankruptcy law defenses. Hanna Furnace has intervened as a plaintiff and filed a complaint seeking declaratory relief that it is not liable to the City or BURA for claims arising from environmental conditions on the properties based on the terms of the 1992 Sale Agreement. On August 14, 2000, LTV and Hanna filed motions to enjoin the City and BURA from pursuing their counterclaims in the Western District of New York action with respect to the properties, pending resolution of the issues raised in their complaints in the adversary proceeding. The City and BURA opposed the injunctions, and on November 10, 2000 filed a motion in the U.S. District Court for the Southern District of New York to withdraw the case from bankruptcy court and transfer it to the Western District of New York where their counterclaims are pending. The effect of LTV’s December 29, 2000 petition for bankruptcy under Chapter 11 in the U.S. District Court for the Northern District of Ohio upon this adversary proceeding in New York is in dispute.

          On December 1, 2000, Hanna Furnace was named as a defendant, along with LTV, the City, BURA and Donner Hanna Coke Corporation in two law suits in the State of New York Supreme Court, Erie County, initiated by persons residing in the vicinity of the former Donner Hanna coke plant. There are 37 plaintiffs in the two cases, of which the lead plaintiffs are Patricia Gilmour and Rose Andriaccio. Plaintiffs allege that defendants are responsible for contamination of plaintiffs’ properties. Plaintiffs’ complaints seek $70 million in property and other compensatory damages, and $10 million in punitive damages. Plaintiffs’ claims are based on various common law theories.

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

          Release of Acid to Granite City Regional Wastewater Treatment Plant. On October 14, 1999 the Granite City Regional Wastewater Treatment Plant (the “Granite City POTW”) issued a Notice of Violation (“NOV”) to the Company’s Granite City Division. The NOV alleges that the Company discharged significant quantities of concentrated acid into the Granite City POTW without a permit and in violation of the Granite City POTW’s Sewer Use Ordinance. No penalty demand was included in the NOV, although it alleges that the Company is responsible for (i) all costs incurred by the Granite City POTW in investigating and monitoring these alleged violations and (ii) all costs to inspect, repair or replace any portion of the Granite City POTW facility that was damaged by these discharges. The Company has implemented actions to minimize the potential for the release of process wastewater to the Granite City POTW and submitted a response to the NOV on November 11, 1999. On February 25, 2000, the Illinois Emergency Management Agency (“IEMA”) issued an NOV to the Company, alleging that the Company’s reporting of the release of acid to the POTW (as well as an unrelated release of coke oven gas), was not as timely as required under applicable law. On April 14, 2000, the Company received a request for information pursuant to Section 104(e) of CERCLA from the U.S. Environmental Protection Agency seeking information regarding this release. The Company responded to this request on May 12, 2000.

          Detroit Water and Sewerage Department NOVs. From November 25, 1998 to December 15, 2000 the Detroit Water and Sewerage Department (“DWSD”) has issued eleven NOVs to the Company’s Great Lakes Division alleging that the Company’s discharge to the DWSD contained levels of zinc, cyanide and mercury in excess of the permitted limits. No demand or proposal for penalties or other sanctions was contained in the NOVs.

          Midwest Division—Oil Discharges. On April 11, 2000, the Indiana Department of Environmental Management (“IDEM”) issued a Warning of Noncompliance to the Company’s Midwest Division alleging violations of the Indiana Code, Indiana Administrative Code and the Company’s NPDES permit as a result of discharges of oil, oil sheens and oily matter from the Company’s outfalls at its Midwest Division to the Burns Ditch Waterway and the Ogden Dunes Beach. Although no demand for penalties or other sanctions was contained in the Warning of Noncompliance, IDEM reserved the right to assess penalties. The Warning of Noncompliance requires the Company to undertake corrective measures to cease the unlawful discharge and to submit a plan for eliminating the recurrence of the discharge. The Company and IDEM have agreed to settle this matter by entering into an amendment of an existing Agreed Order pursuant to which (i) the Company will implement a plan for eliminating recurrence of the discharge, (ii) after implementation of the plan, the Company must demonstrate consistent compliance with certain of the requirements of its NPDES Permit, and (iii) the Company will pay a civil penalty of $66,500 in seven monthly installments commencing on October 1, 2001.

          For a discussion of the Company’s Superfund and other cleanup liabilities see “Environmental Matters” under Item 1, “Business”.

Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Registrant

          The following sets forth certain information with respect to our executive officers. Executive officers are elected by our Board of Directors, generally at their first meeting after each annual meeting of stockholders. Our officers serve at the discretion of the Board of Directors and are subject to removal at any time.

          Hisashi Tanaka, Chairman and Chief Executive Officer. Mr. Tanaka, age 53, has been a director of the Company since April 27, 1998. He was elected Chairman of the Board and Chief Executive Officer of the Company on March 4, 2001. Prior to his election to that position, Mr. Tanaka has served in various capacities with NKK since 1971. His most recent positions have been Director, Technical & Engineering Planning from 1995 to 1996, General Manager, Steelmaking Technology from 1996 to 1998, General Manager Technology Planning and Coordination from 1998 to March 2000 and Vice President, Technology Planning and Coordination from April 2000 to March 2001. He served as a Director of the Board of NKK from June 1999 until March 2000.

          John A. Maczuzak, President and Chief Operating Officer. Mr. Maczuzak, age 59, joined National Steel as Vice President and General Manager—Granite City Division in May 1996. He was elected Executive Vice President and Acting Chief Operating Officer in August 1996 and assumed his present position in December 1996. Mr. Maczuzak was formerly employed by ProTec Coating Company as General Manager and USS/Kobe Steel Company as Vice President of Operations and has more than 31 years of broad-based experience in the steel industry.

           John F. Kaloski, Senior Vice President—Commercial and Planning. Mr. Kaloski, age 51, joined National Steel in August 1998 as Senior Vice President—Regional Operations and was elected to his present position in May 2000. Prior to joining the Company, Mr. Kaloski served in various capacities at U.S. Steel, including General Manager-U.S. Steel—Gary Works from 1996 to 1998.

          John L. Davis, Vice President—Purchasing, Information Technology and Engineering. Mr. Davis, age 46, joined National Steel Corporation in 1995. He has held various positions of increasing responsibility including Director—Strategic Planning, Coordinating Director—Environmental and Technology Services and General Manager—Information Technology and Engineering. Mr. Davis assumed the responsibility for the purchasing function in January 2001. He was elected to his current position in March 2001.

          Stephen G. Denner, Vice President—Research and Technology. Dr. Denner, age 50, began his career with National Steel Corporation in 1983. His most recent positions have been General Manager of Technology from March 1995 to December 1999 and General Manager of Technology Planning and Coordination from December 1999 until May 2000. Dr. Denner assumed his current position in May 2000.

          Michael D. Gibbons, Vice President and General Manager—Granite City Division. Mr. Gibbons, age 50, joined National Steel Corporation in 1973. He served in various capacities at the Company’s Granite City Division including Controller from February 1995 to May 2000. Mr. Gibbons served as the Company’s Acting Chief Financial Officer from December 1997 to August 1998 and assumed his current position in May 2000.

          Daniel B. Joeright, Vice President and General Manager—Regional Division. Mr. Joeright, age 54, joined National Steel Corporation in May 1991. He served as Director—Cold Roll Operations until December 1998 when he was appointed to the position of Plant Manager—Finishing for the Regional Operations. Mr. Joeright had twenty years of experience with another steel producer prior to joining National Steel Corporation. He was elected to his current position in May 2000.

          Ronald J. Werhnyak, Vice President, General Counsel and Secretary. Mr. Werhnyak, age 55, became National Steel’s Senior Counsel in January 1996. He had previously served as our Assistant General Counsel commencing in 1989 through an independent contractual arrangement with the Company. Mr. Werhnyak was elected Acting General Counsel and Secretary in August 1998, and to his current position in December 1998.

          Lawrence F. Zizzo, Jr., Vice President Human Resources. Mr. Zizzo, age 52, began his career with National Steel in 1978. He has held various positions in the Human Resources organization, including Regional Director of Human Resources from December 1998 to January 2000, and Director of Human Resources at the Great Lakes Division from March 1991 to November 1998. Mr. Zizzo was appointed to his present position in February 2000.

          William E. McDonough, Treasurer. Mr. McDonough, age 42, began his career with National Steel in 1985 in the Financial Department. He has held various positions of increasing responsibility including Assistant Treasurer and Manager, Treasury Operations and was elected to his present position in December 1995.

          Kirk A. Sobecki, Corporate Controller. Mr. Sobecki, age 39, joined National Steel in January 1999 as Corporate Controller. From September 1997 to December 1998, he served as Chief Financial Officer of Luitpold Pharmaceuticals, Inc. From June 1986 to August 1997 Mr. Sobecki held various positions with Zimmer, Inc., a Division of Bristol-Myers Squibb, including Director of Finance/Controller from 1995 to 1997.

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

Period	High		Low
2000
First Quarter	$ 8	5 /8	$6	1 /16
Second Quarter	7	7 /16	3	7 /8
Third Quarter	4	1 /2	2	1 /2
Fourth Quarter	3	1 /8	1	1 /8
1999
First Quarter	$10	1 /4	$ 6	3 /4
Second Quarter	10	5 /8	7	1 /4
Third Quarter	8	3 /4	6	5 /16
Fourth Quarter	7	5 /8	5	5 /8

          As of December 31, 2000, there were approximately 232 registered holders of Class B Common Stock. (See Note 3. “Capital Structure” for further discussion). During the first three quarters of 2000 and the 1999 fiscal year, we paid quarterly dividends of $0.07 per common share (or an annual total of $0.21 and $0.28 per common share), respectively. We did not pay dividends in the fourth quarter of 2000 and do not expect to pay dividends during 2001. The decision whether to pay dividends on the Common Stock is determined by the Board of Directors in light of our earnings, cash flows, financial condition, business prospects, debt covenant restrictions and other relevant factors. Holders of Class A Common Stock and Class B Common Stock are entitled to share ratably, as a single class, in any dividends paid on the Common Stock.

          Prior to August 1, 1999, any dividend payments were required to be matched by a like contribution into the VEBA Trust, the amount of which was calculated under the terms of the 1993 Settlement Agreement between the Company and the USWA, until the asset value of the VEBA Trust exceeded $100.0 million. On August 1, 1999, a new five year Basic Labor Agreement became effective between the Company and the USWA. This new agreement provides that if the assets in the VEBA Trust equal or exceed $100 million (1) we will not be required to make contributions to the VEBA Trust and (2) we may withdraw up to $5.5 million from the VEBA Trust in each calendar year to fund current retiree medical and life insurance benefits.

          The asset value of the VEBA Trust was $113.2 million at December 31, 2000 and $120.1 million at December 31, 1999. No matching dividend contribution to the VEBA Trust was required for the years ended December 31, 2000, 1999 and 1998 and $5.5 million was withdrawn from the VEBA Trust in both 2000 and 1999.

          Certain debt and lease agreements include restrictions on the amount of stockholders’ equity available for the payment of dividends. Under these agreements, the Company was prohibited from declaring or paying dividends at December 31, 2000.

Item 6. Selected Financial Data

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in millions, except per share data)
Statement of Operations Data
Net sales	$ 2,979	$ 2,954	$ 2,936	$ 3,140	$ 2,954
Cost of products sold	2,792	2,671	2,579	2,674	2,618
Depreciation	153	140	129	135	144
Gross margin	34	143	228	331	192
Selling, general and administrative expense	151	148	154	141	137
Unusual charges (credits)	—	—	(27)	—	—
Income (loss) from operations	(114)	(3)	102	191	65
Financing costs, net	37	28	11	15	36
Income (loss) before income taxes, extraordinary items and cumulative effect of accounting change	(137)	(31)	93	235	32
Extraordinary items	—	—	—	(5)	—
Cumulative effect of accounting change	—	—	—	—	11
Net income (loss)	(130)	(29)	89	214	54
Net income (loss) applicable to common stock	(130)	(29)	89	203	43
Basic per share data:
Income (loss) before extraordinary items and cumulative effect of accounting change	(3.14)	(0.69)	2.06	4.82	0.74
Net income (loss)	(3.14)	(0.69)	2.06	4.70	0.99
Diluted earnings (loss) per share applicable to common stock	(3.14)	(0.69)	2.06	4.64	0.99
Cash dividends paid per common share	0.21	0.28	0.28	—	—

	2000	1999	1998	1997	1996
Balance Sheet Data
Cash and cash equivalents	$ 3	$ 58	$ 138	$ 313	$ 109
Working capital	179	361	333	367	279
Net property, plant and equipment	1,517	1,446	1,271	1,229	1,456
Total assets	2,565	2,749	2,505	2,453	2,558
Current maturities of long term obligations	28	31	30	32	38
Long-term obligations	523	556	286	311	470
Redeemable Preferred Stock—Series B	—	—	—	—	64
Stockholders’ equity	718	853	852	837	645

	2000	1999	1998	1997	1996
Other Data
Shipments (net tons, in thousands)	6,254	6,110	5,587	6,144	5,895
Raw steel production (net tons, in thousands)	6,138	6,250	6,087	6,527	6,557
Effective capacity utilization	93.3%	96.9%	92.2%	96.0%	93.7%
Number of employees (year end)	9,283	9,395	9,230	9,417	9,579
Capital investments	$ 225	$ 332	$ 171	$ 152	$ 129
Total debt and redeemable preferred stock as a percent of total capitalization	47.0%	40.8%	27.1%	29.0%	47.0%
Common shares outstanding at year end (in thousands)	41,288	41,288	42,178	43,288	43,288

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          National Steel Corporation is a domestic manufacturer engaged in a single line of business, the production and processing of steel. We target high value-added applications of flat rolled carbon steel for sale primarily to the automotive, construction and container markets. We have two principal divisions: The Granite City Division which is a fully integrated steelmaking facility located near St. Louis; and The Regional Division comprised of Great Lakes, a fully integrated steelmaking facility located near Detroit, and Midwest, a steel finishing facility located near Chicago. These two divisions have been aggregated for financial reporting purposes and represent our only reportable segment—Steel (see Note 4. “Segment Information” for further discussion).

Outlook

          We anticipate that 2001 will be another very challenging year for National Steel Corporation. Although we have recently seen some positive movement in steel market prices, we anticipate that any increase in our average selling price during 2001 will be limited due to the ongoing impact of high levels of low-priced imported steel during 2000 and the more recent slow-down in the economy. Most of our customers have been affected by this slow-down and, as a result, we have seen a drop in the demand for steel products. The reduced demand has been particularly evident in the automotive and construction markets that represent over 50% of our annual shipments. Additionally, we anticipate that the cost of natural gas will increase during 2001. We expect that our operating results and cash flow will continue to be negatively impacted by these challenging market conditions in 2001. Therefore, we are focused on aggressive cost reduction activities and managing our liquidity position.

          Our ongoing efforts to lower production costs have been expanded by reducing our production workforce to the full extent allowed by our union contracts and by significantly reducing the overtime utilization of our hourly workforce. We are also in the process of reducing our salaried workforce and have offered a retirement incentive program to certain employees. Additionally, we are working with our vendors and our outside steel processors to reduce the cost of all purchased goods and services.

          We are closely reviewing the performance of all of our steelmaking operations to determine whether each facility is able to provide a low-cost high quality product to our customers, and will be idling facilities that are identified as performing below our standards. During January 2001, our No. 6 galvanizing line at the Granite City Division was temporarily idled as a first step in this process. We are also considering the potential sale or sale and leaseback of certain facilities.

          Other cost reduction projects are also being considered. (See Item 1. “Cost Reduction Initiatives” for further discussion). We have set high expectations for our personnel to meet our goals and alleviate the impact that market conditions will have on the results of our operations and cash flow in 2001. However, at this time, we believe that we will continue to incur operating losses through 2001, but expect to have adequate liquidity to meet our ongoing obligations during 2001.

Results of Operations

          Comparative operating results for the three years ended December 31, are as follows:

	2000	1999	1998
	Dollars and tons in millions
Net sales	$2,978.9	$2,953.4	$2,935.9
Income (loss) from operations	(114.4)	(3.4)	101.6
Net income (loss)	(129.8)	(28.6)	89.1
Tons shipped	6.254	6.110	5.587

Year ended December 31, 2000 as compared to 1999

          Record shipment levels in the early part of the year resulted in the achievement of record annual shipments in 2000. However, the 2.4% increase in net tons shipped was offset by a 1.5% decrease in our average selling price for the year resulting in only a slight increase in net sales in 2000. The higher shipment level contributed to the reduction in our average selling price, as the additional tons shipped were primarily lower cost hot-rolled products that demand a lower market price than our higher value-added products. Additional decreases in market prices for all of our products, as compared to the already depressed prices in 1999 as discussed below, also impacted our average selling price. High levels of low-priced imported steel and high inventory levels at steel service centers coupled with the more recent slow-down in the economy resulted in a reduction in market prices for steel as well as a reduced demand for steel products in the latter part of the year.

          The strategy implemented in 1999 to optimize the utilization of our production assets had a positive impact on our financial performance during the early part of the year. However, as demand in the marketplace declined during the year, we have delayed this strategy until market conditions become more favorable and have focused more aggressively on our continuing strategy to reduce our costs.

          Several factors contributed to the increased loss from operations:

•
The mix of our shipments shifted towards lower margin hot-rolled, limited warranty and secondary products. Shipments of these products increased by approximately 4.5%, while shipments of our higher margin cold-rolled and coated products decreased by approximately 4%.

•	Our lower average selling prices, as discussed above, resulted in lower profit margins on certain products.

•
The planned reline of our B blast furnace at Great Lakes as well as other planned outages increased our outage costs. We kept this furnace idle for the remainder of the year in order to reduce our existing inventory levels.

•	Lower production volumes in the second half of the year resulted in increased fixed costs per ton.

•
Outside slab and other steel purchases were approximately $34 million higher due primarily to the planned outage of the B blast furnace and our increased production volumes in the early part of the year.

•	Our cost for natural gas increased by approximately $28 million.

•	Depreciation expense increased $13 million due primarily to the start-up of the new hot dip galvanizing facility in June 2000.

The $15.1 million net gain on disposal of non-core assets in 2000 resulted from the sale of our 30% equity interest in the Presque Isle Corporation, which owns and operates a limestone quarry. The sale of Presque Isle Corporation was a result of our continued efforts to focus on our core steel operations.

Year Ended December 31, 1999 as compared to 1998

          Net sales for 1999 increased as a result of an increase in tons shipped of 523,000 tons that more than offset a $43 per ton decrease in average selling price. The loss from operations and net loss in 1999 result primarily from what was then the lowest average selling price we have experienced in years. Our average selling price was impacted by two factors:

•	Approximately 64% of the decrease in average selling price resulted from the continuing impact of competition from low-priced imported steel, and

•	A change in product mix, as the increase in our volume came primarily from the hot-rolled market.

A new strategy adopted in 1999 to optimize the utilization of our production assets was evidenced by many record breaking production performances. Production in 1999 exceeded 1998 levels by 163,000 tons and our effective capacity utilization of 96.9% was the best we had seen in the past five years. Shipments followed this lead and increased by 9.4% in 1999 versus 1998. Hot-rolled shipments increased in order to more optimally utilize our production facilities. In addition, we were pleased that cold-rolled and coated shipments represented approximately 40% of the total increase in shipments.

          The increase in cost of products sold in 1999 as compared to 1998 is primarily the result of improved shipment levels that had an impact of approximately $200 million. This increase was partially offset by continuing cost reductions, a lower cost product mix, decreases in scrap and other raw material prices and improved operating unit yield performances which positively impacted cost of products sold. The deterioration in the margin of cost of products sold as a percentage of net sales was primarily the result of the decrease in average selling price, as previously discussed.

          Cost reduction efforts were evident again in 1999 as we benefited from savings of approximately $72 million directly related to these efforts. Additionally, man-hours per net ton shipped decreased to 2.99 in 1999, approximately a 10% improvement over the prior year.

          The unusual credit in 1998 resulted from the settlement of a lawsuit which sought a reduction in the assessed value of the real and personal property at Great Lakes relating to the 1991 through 1997 tax years. We received tax refunds and were granted a lower assessment base that has resulted in additional real and personal property tax savings.

          Net financing costs increased in 1999 as compared to 1998 primarily as a result of increased interest expense relating to the issuance of the $300 million First Mortgage Bonds in the first quarter of 1999.

Income Taxes (Credit)

          During 2000, we recorded current taxes refundable of $17.1 million as a result of filing federal net operating loss carryback claims of $17.8 million. We recorded current taxes payable of $0.8 million in 1999 and $23.9 million in 1998. The current portion of the income tax represents taxes that were expected to be due or refundable, as a result of the filing of the current period’s federal and state income tax returns. For federal purposes, such amounts have generally been determined based on alternative minimum tax payments due or refundable.

          The current taxes refundable represented 12.5% of pretax net income (loss). The current taxes payable were minimal in 1999 due to the net loss incurred, and the current taxes payable in 1998 represented 27.2% of pre-tax income. The effective tax rates in 2000, 1999 and 1998 were less than the combined federal and state statutory rates primarily because of changes in the valuation allowance related to the recognition of deferred tax benefits.

          We recorded a deferred tax expense of $10.3 million in the year ended December 31, 2000 due to a decrease in the expectation of future taxable income from operations and tax planning strategies. We recorded a deferred tax benefit of $2.9 million in the year ended December 31, 1999 and $19.6 million in the year ended December 31, 1998 due to the expectation of additional future taxable income.

Other Operational and Financial Disclosure Matters

Restatement of Financial Statements

          In January 2001, we restated our financial statements for the years ended December 31, 1998 and 1999 and the first, second and third quarters of 2000 because an error was discovered that affects the pension expense, related balance sheet accounts and certain disclosures that we previously reported in those periods. The net effect of the correction of this non-cash error was to improve our net income or loss by $5.3 million in 1998, $14.5 million in 1999, $5.3 million in each of the first and second quarters of 2000, and $5.2 million in the third quarter of 2000. Our actuary has consistently used a method that recognizes realized gains and losses on plan assets immediately and defers and amortizes unrealized gains and losses over five years in the determination of our pension expense. The trustee of our pension master trust changed how it reported realized and unrealized gains and losses in the information provided to our actuary to calculate our 1998, 1999 and 2000 pension expense. The effect of this change was to reduce, in error, the amount of realized gains and losses used by our actuary, which resulted in an overstatement of our pension expense.

Audit Committee Inquiry and Securities and Exchange Commission Investigation

          In the third quarter of 1997, the Audit Committee of our Board of Directors was informed of allegations about managed earnings, including excess reserves and the accretion of such reserves to income over multiple periods, as well as allegations about deficiencies in the system of internal controls. The Audit Committee engaged legal counsel who, with the assistance of an accounting firm, inquired into these matters. The Company, based upon the inquiry, restated its financial statements for certain prior periods. On January 29, 1998, the Company filed a Form 10-K/A for 1996 and Forms 10-Q/A for the first, second and third quarters of 1997 reflecting the restatements. (See these Forms for information about the restatement, the report of legal counsel to the Audit Committee and the recommendations, approved by the Board of Directors, to improve the Company’s system of internal controls contained in the aforementioned report.)

          In 1997, the Securities and Exchange Commission (the “Commission”) commenced an investigation relating to the matters that were the subject of the restatement. We cooperated with the staff of the Commission in that investigation.

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

          On March 29, 2001, the Commission, with our consent, issued an administrative order requiring us to cease and desist from violating the periodic reporting, books and records, and internal control provisions of the Securities Exchange Act of 1934 and certain rules thereunder. We consented to the entry of this order without admitting or denying the Commission’s findings. As noted above, on January 29, 1998, we restated our financial statements included in the 1996 Form 10-K/A and those included in Forms 10-Q/A for the first, second and third quarters of 1997, to address the matters that are the subject of the Commission’s order. Accordingly, the order does not require further restatement of the Company’s financial reports.

Environmental Liabilities and Other Contingencies

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

          With respect to those claims for which we have sufficient information to reasonably estimate our future expenditures, we have accrued $24.7 million at December 31, 2000. Since environmental laws are becoming increasingly more stringent, our expenditures and costs for environmental compliance may increase in the future. As these matters progress or we become aware of additional matters, we may be required to accrue charges in excess of those previously accrued.

          Since we have been conducting steel manufacturing and related operations at numerous locations for over sixty years, we potentially may be required to remediate or reclaim any contamination that may be present at these sites. We do not have sufficient information to estimate our potential liability in connection with any potential future remediation at such sites. Accordingly, we have not accrued for such potential liabilities.

           We are jointly liable with LTV Steel Company, Inc. for environmental clean-up and certain retiree benefit costs related to the closed Donner Hanna Coke plant. On December 31, 2000, LTV filed for protection under bankruptcy laws. We are uncertain what effect, if any, the LTV bankruptcy will have on our share of the joint liability.

          Additionally, the LTV bankruptcy and current economic conditions, especially within the steel industry, have caused us to increase our provision for doubtful accounts receivable by $4.9 million at December 31, 2000.

          We are also involved in various routine legal proceedings that are incidental to the conduct of our business. We do not believe that National Steel is party to any pending legal proceeding which, if decided against us, would individually or in the aggregate, have a material adverse effect on our financial statements.

Impact of Recently Issued Accounting Standards

          The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, is required to be adopted in all fiscal quarters of fiscal years beginning after June 15, 2000. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be:

•	offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings, or

•	recognized in other comprehensive income until the hedged item is recognized in earnings.

The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. On January 1, 2001, we adopted FAS 133, and as a result, we recognized the fair value of all financial derivative contracts as an asset of approximately $26 million. This amount was recorded on the balance sheet as an asset and an adjustment to accumulated other comprehensive income within stockholders’ equity on January 1, 2001. The adoption of FAS 133 had no impact on net income. Gains or losses on derivative financial instruments, to the extent they have been effective as hedges, will be reclassified into earnings in the same periods during which the hedged forecasted transaction affects earnings.

          In December 1999, the Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 provides the Commission staff’s views on applying generally accepted accounting principles to revenue recognition in the financial statements. It does not change existing rules on revenue recognition and did not have any impact on our consolidated financial statements other than through a related Emerging Issues Task Force (EITF) issue discussed below. This standard was effective in the fourth quarter of 2000.

          Effective December 31, 2000, we adopted the provisions of EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, that requires all amounts billed to a customer in a sale transaction related to shipping be reported as revenues. Previously, it was our practice to offset the shipping cost recorded in “cost of products sold” with the related revenues. The EITF requires that all comparative financial statements for prior periods be reclassified to comply with the new presentation. Therefore, all amounts billed to customers relating to shipping costs have been reclassified from “cost of products sold” to “net sales” in the accompanying financial statements.

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

          We had total liquidity, which includes unrestricted cash balances plus available borrowing capacity under these facilities, of $112 million at December 31, 2000; $253 million at September 30, 2000; $391 million at June 30, 2000; and $413 million at March 31, 2000. The primary reasons for the decline in liquidity were our net losses, capital expenditures and scheduled debt repayments. We currently anticipate that our liquidity at March 31, 2001 will increase from that available at December 31, 2000 due to the addition of the NUF Facility in February 2001 discussed below. Additionally, we anticipate that our liquidity will be positively impacted by the following:

•	There are no contributions required for our pension plans during 2001;

•	We do not anticipate the payment of any common stock dividends during 2001;

•	Our planned 2001 capital expenditures are approximately $145 million less than 2000 levels; and

•	We anticipate that inventory levels will be lowered during the year.

On December 31, 2000, there was $86.5 million outstanding under the Inventory Facility. These borrowings bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin that varies, depending upon the type of loan we execute. At December 31, 2000, the outstanding borrowings under the Inventory Facility had a weighted average interest rate of 9.4%.

          Outstanding letters of credit under the Receivables Purchase Agreement at December 31, 2000 totaled $32.1 million. In addition, we utilized the Receivables Purchase Agreement to sell approximately $95 million of trade accounts receivable. The sold accounts receivable are excluded from the consolidated balance sheet at December 31, 2000. Under the Receivables Purchase Agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables and restrictions on concentrations of certain receivables. For 2000, the maximum availability, after reduction for letters of credit and sold accounts receivable, under the Receivables Purchase Agreement varied from zero to $168 million. There was no availability under this agreement at December 31, 2000.

          At December 31, 2000, the Company was in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facility, as amended, and other debt agreements. Under the most restrictive of the covenants for these debt and certain lease agreements, the Company was prohibited from declaring or paying dividends at December 31, 2000 and has limitations on the amount of capital expenditures and additional debt that can be incurred.

          We continue to have discussions with the banks participating in the Inventory Facility regarding the status of compliance with its financial covenants. As a result of these ongoing discussions, the Inventory Facility was amended on February 28, 2001 to further relax or to suspend certain financial ratios through December 31, 2001. Given the current market conditions within the domestic steel industry, there is a risk that we may not be able to continue to comply with the amended agreement. If we were to fail to comply with the covenants, we may be prohibited from utilizing the Inventory Facility. Therefore, we have cost reduction plans underway and are taking other appropriate actions in an attempt to remain in compliance with the amended covenants and to maintain adequate liquidity. Additionally, on February 28, 2001, we entered into a $100 million revolving credit facility with NUF LLC, a wholly-owned subsidiary of NKK, our principal stockholder. The NUF Facility is secured by a junior lien on the collateral security under the Inventory Facility and expires in February 2002. These borrowings will bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin that varies, depending upon the type of loan we execute.

          In March 1999, we issued a total of $300 million aggregate principal amount of ten-year First Mortgage Bonds due 2009. The bonds are senior secured obligations and bear interest at an annual rate of 9.875%. The proceeds were used to finance the new 450,000 ton hot dip galvanizing facility at Great Lakes and for general corporate purposes.

           As a result of the losses incurred during the year that negatively impacted stockholders’ equity and increased borrowings, total debt as a percentage of total capitalization at December 31, 2000 increased to 47.0% as compared to 40.8% at December 31, 1999.

          Cash and cash equivalents totaled $3.3 million and $58.4 million as of December 31, 2000 and 1999, respectively. At December 31, 2000, we guaranteed obligations of $13.1 million, a reduction of $3.1 million from the amount guaranteed at December 31, 1999.

Cash Flows from Operating Activities

          For 2000, cash provided from operating activities totaled $111.0 million, an increase of $102.8 million as compared to 1999. The increase is primarily a result of the cash provided from the $95 million sale of accounts receivable.

          For 1999, cash provided from operating activities totaled $8.2 million, a decrease of $23.5 million compared to 1998. The decrease was primarily the result of the $117.7 million decrease in net income and higher cash usage to fund working capital needs, primarily inventories, offset by significantly lower pension contributions.

Capital Investments

          Capital investments including those under capital leases for the years ended December 31, 2000 and 1999 amounted to $225.2 million and $331.6 million, respectively. A large part of this spending was attributable to the B blast furnace reline at Great Lakes, the new hot dip galvanizing facility at Great Lakes, the addition of roll bending capabilities to the hot strip mill at Granite City and the installation of a new order fulfillment system.

          Capital investments are expected to decrease significantly in 2001 to less than half of those in 2000, of which approximately $38 million was committed at December 31, 2000. Included among the budgeted and committed capital expenditures is the addition of roll bending capabilities to the Granite City Division’s hot strip mill, a project that began in 2000. Other planned capital expenditures include the upgrade of certain equipment on the #2 Basic Oxygen Furnace at Great Lakes and replacement of certain heavy equipment at our Pellet Operations.

Cash Proceeds from the Sale of Non-Core Assets

          The $15.1 million net gain on disposal of non-core assets in the second quarter of 2000 resulted from the sale of our 30% equity interest in the Presque Isle Corporation, which owns and operates a limestone quarry. We received proceeds of $16.9 million (net of taxes and expenses) from the sale of this property.

          During 1999, we sold properties located in Michigan for which we received proceeds of $0.8 million (net of taxes and expenses) and recorded a net gain in the same amount. During 1998, we sold certain non-core land and property at Midwest for $3.3 million (net of taxes and expenses) and recorded a net gain of $2.7 million related to the sale.

Cash Flows from Financing Activities

          During 2000, net cash provided by financing activities amounted to $34.3 million. This resulted from cash borrowings under the Inventory Facility offset by scheduled payments on other outstanding debt and dividend payments on our common stock during the first three quarters of the year.

          During 1999, net cash provided by financing activities amounted to $237.0 million. Financing activities included the issuance of $300.0 million in First Mortgage Bonds, offset by costs associated with the bond issuance. Other uses of cash included the prepayment of $16.8 million of ProCoil long-term debt, other scheduled debt payments, dividend payments on our common stock and the repurchase of 890,300 shares of our Class B common stock at a cost of $7.9 million.

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

Interest Rate Risk

          Our interest rate risk exposure results from changes in interest rates related to our credit facilities and our long-term obligations. Our objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain a significant percentage of fixed rate debt (86% at December 31, 2000). As such, we are exposed only to changes in the interest rates on the short-term borrowings under our credit facilities. A 100 basis point increase in market interest rates on the amounts outstanding at December 31, 2000 under these credit facilities would result in an increase in our annual interest expense of $0.8 million.

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

          Based on our overall commodity hedge exposure at December 31, 2000 and 1999, a hypothetical 10 percent change in market rates applied to the fair value of the instruments would have had no material impact on our earnings, cash flows, financial position or fair values of commodity price risk sensitive instruments over a one-year period.

Item 8. Consolidated Financial Statements

          The following consolidated financial statements of National Steel Corporation and subsidiaries are submitted pursuant to the requirements of Item 8:

National Steel Corporation and Subsidiaries

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

          Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and related notes. The consolidated financial statements, presented on pages 33 to 55, have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based upon our estimates and judgments, as required. Management also prepared the other information included in the Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements. The consolidated financial statements have been audited in accordance with auditing standards generally accepted in the United States and reported upon by our independent auditors, Ernst & Young LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and committees of the Board. We believe the representations made to the independent auditors during the audit were valid and appropriate. Ernst & Young LLP’s audit report is presented on page 32.

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

          Management believes the system of internal accounting controls provides reasonable assurance that business activities are conducted in a manner consistent with the Company’s high standards of business conduct, and the Company’s financial accounting system contains the integrity and objectivity necessary to maintain accountability for assets and to prepare National Steel Corporation’s consolidated financial statements in accordance with accounting principles generally accepted in the United States.

/s/ Hisashi Tanaka
Hisashi Tanaka
Chairman & Chief Executive Officer

/s/ John A. Maczuzak John A. Maczuzak President & Chief Operating Officer	/s/ Kirk A. Sobecki Kirk A. Sobecki Corporate Controller (Principal Accounting Officer)

REPORT OF ERNST & YOUNG LLP

INDEPENDENT AUDITORS

Board of Directors
National Steel Corporation

          We have audited the accompanying consolidated balance sheets of National Steel Corporation and subsidiaries (the “Company”) as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Indianapolis, Indiana
January 24, 2001 except for
Notes 5 and 10, as to which the
date is February 28, 2001

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

	Years Ended December 31,
	2000	1999	1998
Net Sales	$2,978.9	$2,953.4	$2,935.9

Cost of products sold	2,792.2	2,671.0	2,579.2
Selling, general and administrative expense	150.9	147.8	153.8
Depreciation	153.0	140.1	129.1
Equity income of affiliates	(2.8)	(2.1)	(1.2)
Unusual credit	—	—	(26.6)

Income (Loss) from Operations	(114.4)	(3.4)	101.6

Other (income) expense
Interest and other financial income	(4.0)	(11.5)	(15.8)
Interest and other financial expense	41.3	39.6	26.7
Net gain on disposal of non-core assets and other related activities	(15.1)	(0.8)	(2.7)

Income (Loss) before Income Taxes	(136.6)	(30.7)	93.4
Income taxes (credit)	(6.8)	(2.1)	4.3

Net Income (Loss)	$ (129.8)	$ (28.6)	$ 89.1

Basic Earnings (Loss) Per Share:
Net Income (Loss)	$ (3.14)	$ (0.69)	$ 2.06

Diluted Earnings (Loss) Per Share:
Net Income (Loss)	$ (3.14)	$ (0.69)	$ 2.06

Weighted average shares outstanding (in thousands)	41,288	41,411	43,202

Dividends paid per common share	$ 0.21	$ 0.28	$ 0.28

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Per Share Amounts)

	December 31,
	2000	1999

ASSETS
Current assets
Cash and cash equivalents	$ 3.3	$ 58.4
Receivables, net	190.6	322.8
Inventories	522.8	519.7
Deferred tax assets	34.5	28.2
Other	16.6	29.5

Total current assets	767.8	958.6
Investments in affiliated companies	18.7	21.8
Property, plant and equipment, net	1,517.0	1,446.4
Deferred tax assets	161.4	178.0
Intangible pension asset	6.1	74.2
Other assets	94.2	70.1

	$2,565.2	$2,749.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 231.7	$ 246.1
Current portion of long-term obligations	27.9	31.2
Short-term borrowings	86.5	—
Salaries, wages, benefits and related taxes	111.9	109.7
Pension	—	78.6
Income taxes	5.9	11.9
Other accrued liabilities	125.2	120.6

Total current liabilities	589.1	598.1
Long-term obligations	523.3	555.6
Long-term pension liabilities	158.9	109.0
Minimum pension liabilities	8.4	79.7
Postretirement benefits other than pensions	452.4	433.0
Other long-term liabilities	115.4	120.7

Commitments and Contingencies

Stockholders’ equity
Common Stock par value $.01:
Class A—authorized 30,000,000 shares; issued and outstanding 22,100,000 shares in 2000 and 1999	0.2	0.2
Class B—authorized 65,000,000 shares; issued 21,188,240 shares in 2000 and 1999	0.2	0.2
Additional paid-in capital	491.8	491.8
Retained earnings	244.1	382.6
Treasury stock, at cost: 2,000,000 shares in 2000 and 1999	(16.3)	(16.3)
Accumulated other comprehensive income (loss):
Minimum pension liability	(2.3)	(5.5)

	717.7	853.0

Total stockholders’ equity	$2,565.2	$2,749.1

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Years Ended December 31,
	2000	1999	1998
Cash Flows from Operating Activities:
Net income (loss)	$(129.8)	$ (28.6)	$ 89.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	153.0	140.1	129.2
Net gain on disposal of non-core assets	(15.1)	(0.8)	(2.7)
Deferred income taxes	10.3	(2.9)	(19.6)
Changes in assets and liabilities:
Receivables	37.2	(77.1)	38.4
Receivables sold	95.0	—	—
Inventories	(3.1)	(46.9)	(98.6)
Accounts payable	(14.4)	4.4	(4.4)
Pension liability (net of change in intangible pension asset)	(44.5)	12.4	(92.0)
Postretirement benefits	19.4	24.9	26.5
Accrued liabilities	0.8	(1.2)	(46.7)
Other	2.2	(16.1)	12.5

Net Cash Provided by Operating Activities	111.0	8.2	31.7

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(217.3)	(318.3)	(171.1)
Net proceeds from sale of assets	—	0.5	1.4
Net proceeds from disposal of non-core assets	16.9	0.8	3.3
Acquisition of ProCoil	—	(7.7)	—

Net Cash Used in Investing Activities	(200.4)	(324.7)	(166.4)

Cash Flows from Financing Activities:
Debt repayments	(43.5)	(55.4)	(34.2)
Borrowings—net	86.5	311.9	14.7
Repurchase of Class B common stock	—	(7.9)	(8.4)
Dividend payments on common stock	(8.7)	(11.6)	(12.1)

Net Cash Provided by (Used in) Financing Activities	34.3	237.0	(40.0)

Net Decrease in Cash and Cash Equivalents	(55.1)	(79.5)	(174.7)
Cash and cash equivalents, at beginning of the year	58.4	137.9	312.6

Cash and cash equivalents, at end of the year	$ 3.3	$ 58.4	$ 137.9

Supplemental Cash Payment Information
Interest and other financing costs paid	$ 55.0	$ 42.6	$ 31.5
Income taxes paid, net	5.7	19.2	17.2

Noncash Investing and Financing Activities
Purchase of equipment through capital leases	$ 7.9	$ 13.3	$ —

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Millions)

	Common Stock— Class A	Common Stock— Class B	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 1998	$0.2	$0.2	$491.8	$ 345.8	$ —	$ (1.1)	$ 836.9
Comprehensive income (loss):
Net income				89.1			89.1
Other comprehensive income: Minimum pension liability						(53.8)	(53.8)

Comprehensive income							35.3

Dividends on common stock				(12.1)			(12.1)
Purchase of 1,109,700 shares of Class B common stock					(8.4)		(8.4)

Balance at December 31, 1998	0.2	0.2	491.8	422.8	(8.4)	(54.9)	851.7
Comprehensive income (loss):
Net loss				(28.6)			(28.6)
Other comprehensive income: Minimum pension liability						49.4	49.4

Comprehensive income							20.8

Dividends on common stock				(11.6)			(11.6)
Purchase of 890,300 shares of Class B common stock					(7.9)		(7.9)

Balance at December 31, 1999	0.2	0.2	491.8	382.6	(16.3)	(5.5)	853.0
Comprehensive income (loss):
Net loss				(129.8)			(129.8)
Other comprehensive income: Minimum pension liability						3.2	3.2

Comprehensive loss							(126.6)

Dividends on common stock				(8.7)			(8.7)

Balance at December 31, 2000	$0.2	$0.2	$491.8	$ 244.1	$(16.3)	$ (2.3)	$ 717.7

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

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

          Since 1986, the Company has had cooperative labor agreements with the United Steelworkers of America (the “USWA”), the International Chemical Workers Union Council of the United Food and Commercial Workers and other labor organizations, which collectively represent 81% of the Company’s employees. The Company entered into five-year agreements with these labor organizations in 1999. Additionally, these 1999 agreements contain a no-strike clause also effective through the term of the agreements.

Principles of Consolidation

          The consolidated financial statements include the accounts of National Steel Corporation and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

          Substantially all revenue is recognized when products are shipped to customers.

Cash and Cash Equivalents

          Cash equivalents are short-term liquid investments consisting principally of time deposits and commercial paper at cost which approximates market. Generally, these investments have maturities of three months or less at the time of purchase.

Restricted Cash

          At December 31, 2000, cash and cash equivalents in the amount of $1.7 million were restricted for use primarily in connection with zinc swap contracts and certain credit arrangements. No cash and cash equivalents were restricted for use at December 31, 1999.

Receivables

          Receivables consist of trade and notes receivable and other miscellaneous receivables including refundable income taxes. Concentration of credit risk related to trade receivables is limited due to the large number of customers in differing industries and geographic areas and management’s credit practices. Receivables are shown net of allowances and estimated claims of $31.0 million and $19.6 million at December 31, 2000 and 1999, respectively. Activity relating to the allowance was as follows:

	2000	1999	1998
	Dollars in millions
Balance, January 1	$19.6	$16.9	$17.6
Provision for doubtful accounts	7.7	2.8	1.3
Doubtful accounts written off, net of recoveries	(0.6)	(0.6)	(0.4)
Other, net	4.3	0.5	(1.6)

Balance, December 31	$31.0	$19.6	$16.9

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risk Management Contracts

          In the normal course of business, the Company enters into certain derivative financial instruments, primarily commodity purchase swap contracts and zero cost collars, to manage its exposure to fluctuations in commodity prices. The Company designates the financial instruments as hedges for specific anticipated transactions. Gains and losses from hedges are classified in the consolidated statement of income in cost of goods sold when the contracts are closed. Cash flows from hedges are classified in the consolidated statement of cash flows under the same category as the cash flows from the related anticipated transaction. The Company does not enter into any derivative transactions for speculative purposes. (See Note 13. Risk Management Contracts.)

Inventories

          Inventories are stated at the lower of last-in, first-out (“LIFO”) cost or market.

          Based on replacement cost, inventories would have been approximately $156.4 million and $145.6 million higher than reported at December 31, 2000 and 1999, respectively. During 2000 certain inventory quantity reductions caused liquidations of LIFO inventory values that did not have a material effect on net income. In 1999 and 1998 there were no liquidations of LIFO inventory values.

          Inventories as of December 31, are as follows:

	2000	1999
	Dollars in millions
Inventories
Finished and semi-finished	$420.4	$461.4
Raw materials and supplies	225.5	196.3

	645.9	657.7
Less LIFO reserve	123.1	138.0

	$522.8	$519.7

Investments in Affiliated Companies

          Investments in affiliated companies (corporate joint ventures and 20.0% to 50.0% owned companies) are stated at cost plus equity in undistributed earnings since acquisition. Undistributed deficit of affiliated companies at December 31, 2000 and 1999 amounted to $4.7 million and $1.5 million, respectively.

          On March 31, 1999, the Company acquired the remaining 44% interest in ProCoil Corporation (“ProCoil”) for $7.7 million in cash. Prior to that date, the Company had a 56% interest in ProCoil. The acquisition was accounted for using the purchase method of accounting. During the third quarter of 1999, the excess purchase price over the book value of the underlying assets was allocated to property, plant and equipment to reflect their fair value and will be depreciated over the remaining useful life of these assets.

Property, Plant and Equipment

          Property, plant and equipment are stated at cost and include certain expenditures for leased facilities. Interest costs applicable to facilities under construction are capitalized. Capitalized interest amounted to $15.3 million in 2000, $13.0 million in 1999 and $3.8 million in 1998. Depreciation of capitalized interest amounted to $4.5 million in 2000 and $3.6 million in both 1999 and 1998.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Property, plant and equipment as of December 31, are as follows:

	2000	1999
	Dollars in millions
Land and land improvements	$ 177.6	$ 180.1
Buildings	346.5	313.5
Machinery and equipment	3,376.2	3,235.6

Total property, plant and equipment	3,900.3	3,729.2
Less accumulated depreciation	2,383.3	2,282.8

Net property, plant and equipment	$1,517.0	$1,446.4

Depreciation

          Depreciation of production facilities, equipment and capitalized lease obligations is generally computed by the straight-line method over their estimated useful lives or, if applicable, remaining lease term, if shorter. The following useful lives are used for financial statement purposes:

Land improvements	10–20 years
Buildings	15–40 years
Machinery and equipment	3–15 years

          Depreciation of furnace relinings is computed on the basis of tonnage produced in relation to estimated total production to be obtained from such facilities.

Research and Development

          Research and development costs are expensed when incurred as a component of cost of products sold. Expenses for 2000, 1999 and 1998 were $9.6 million, $10.7 million and $11.0 million, respectively.

Financial Instruments

          Financial instruments consist of cash and cash equivalents and long-term obligations (excluding capitalized lease obligations). The fair value of cash and cash equivalents approximates their carrying amounts at December 31, 2000. The carrying value of long-term obligations (excluding capitalized lease obligations) exceeded the fair value by approximately $239 million at December 31, 2000. The fair value is based on quoted market prices or is estimated using discounted cash flows based on current interest rates for similar issues.

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
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The calculation of the dilutive effect of stock options on the weighted average shares is as follows:

	2000	1999	1998
	Shares in thousands
Denominator for basic earnings per share—weighted- average shares	41,288	41,411	43,202
Effect of stock options	—	—	69

Denominator for diluted earnings per share	41,288	41,411	43,271

          Options to purchase common stock of 1,251,912 shares in 2000, 1,069,993 shares in 1999 and 429,967 shares in 1998 were outstanding, but were excluded from the computation of diluted earnings per share because a net loss was incurred or the exercise prices were greater than the average market price of the common shares during those years.

Stock-Based Compensation

          The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (SFAS 123). (See Note 14. Long-Term Incentive Plan).

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

Impact of Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which was required to be adopted in years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, which delayed the required adoption date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           On January 1, 2001, the Company adopted SFAS 133 and as a result, the Company recognized the fair value of all financial derivative contracts as an asset of approximately $26 million. This amount was recorded on the balance sheet as an asset and an adjustment to accumulated other comprehensive income within stockholders’ equity. The adoption of SFAS 133 had no impact on net income. Gains or losses on derivative financial instruments, to the extent they have been effective as hedges, will be reclassified into earnings in the same periods during which the hedged forecasted transaction affects earnings.

          In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 provides the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in the financial statements. It does not change existing rules on revenue recognition and did not have any impact on the Company’s consolidated financial statements other than through the related Emerging Issues Task Force (EITF) issue discussed below. This standard became effective in the fourth quarter of 2000.

          Effective December 31, 2000, the Company adopted the provisions of EITF Issue No. 00-10 Accounting for Shipping and Handling Fees and Costs that requires all amounts billed to a customer in a sale transaction related to shipping be reported as revenues. Previously, it was the Company’s practice to offset the shipping cost recorded in “cost of products sold” with the related revenues. The EITF requires that all comparative financial statements for prior periods be reclassified to comply with the new presentation. Therefore, all amounts billed to customers relating to shipping costs have been reclassified from “cost of products sold” to “net sales” in the consolidated statements of income.

Note 2. Restatement of Financial Statements

          In January 2001, the Company restated its financial statements to correct an error in pension expense, related balance sheet accounts and certain disclosures previously reported in our financial statements for the years ended 1999 and 1998. The net effect of the correction of this non-cash error was to improve net income or loss by $5.3 million in 1998 and $14.5 million in 1999. The Company’s actuary has consistently used a method that recognizes realized gains and losses on plan assets immediately and defers and amortizes unrealized gains and losses on plan assets over five years in the determination of pension expense. The trustee of the Company’s pension master trust changed how it reported realized and unrealized gains and losses in the information provided to the Company’s actuary to calculate 1998 and 1999 pension expense. The effect of this change was to reduce, in error, the amount of realized gains and losses used by the Company’s actuary, which resulted in the overstatement of pension expense. The Company filed a Form 10-K/A for 1999 and Forms 10-Q/A for the first, second and third quarters of 2000 related to this error. See these forms for more detailed information related to the restatement.

Note 3. Capital Structure

          At December 31, 2000, the Company’s capital structure was as follows.

Class A Common Stock: The Company had 30,000,000 shares of $.01 par value Class A Common Stock authorized, of which 22,100,000 shares were issued and outstanding and owned by NKK U.S.A. Corporation. Each share is entitled to two votes. Dividends of $0.21 were paid in 2000 and $0.28 per share were paid in each of 1999 and 1998. As a result of its ownership of the Class A Common Stock, NKK U.S.A. Corporation controls approximately 69.7% of the voting power of the Company.

Class B Common Stock: The Company had 65,000,000 shares of $0.01 par value Class B Common Stock authorized, 21,188,240 shares issued, and 19,188,240 outstanding net of 2,000,000 shares of Treasury Stock. Dividends of $0.21 per share were paid in 2000 and $0.28 per share were paid in each of 1999 and 1998. All of the issued and outstanding shares of Class B Common Stock are publicly traded and are entitled to one vote.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           On August 26, 1998, the Board of Directors authorized the repurchase of up to two million shares of the Class B Common Stock. In March 1999, the Company completed the repurchase of these shares at a total cost during 1998 and 1999 of $16.3 million.

Note 4. Segment Information

          The Company has one reportable segment: Steel. The Steel segment consists of two operating divisions, the Regional Division and the Granite City Division, that produce and sell hot and cold-rolled steel to automotive, construction, container, and pipe and tube customers as well as independent steel service centers. The Company’s operating divisions are primarily organized and managed by geographic location. A third operating division, National Steel Pellet Company, has been combined with “All Other” as it does not meet the quantitative thresholds for determining reportable segments. “All Other” includes the Company’s pellet operations, transportation divisions, administrative office and certain steel processing and warehousing operations. “All Other” revenues from external customers are attributable primarily to steel processing, warehousing and transportation services.

          The Company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the Steel segment are the same as described in Note 1 to the financial statements. Intersegment sales and transfers are accounted for at market prices and are eliminated in consolidation.

	2000			1999
	Steel	All Other	Total	Steel	All Other	Total
	Dollars in millions
Revenues from external customers	$2,962.1	$ 16.8	$2,978.9	$2,935.7	$ 17.7	$2,953.4
Intersegment revenues	534.7	3,093.4	3,628.1	654.4	3,171.4	3,825.8
Depreciation expense	118.1	34.9	153.0	110.8	29.3	140.1
Segment income (loss) from operations	(86.3)	(28.1)	(114.4)	(29.1)	25.7	(3.4)
Segment assets	1,728.9	836.3	2,565.2	1,708.6	1,040.5	2,749.1
Expenditures for long-lived assets	165.3	59.9	225.2	237.4	94.2	331.6

          Included in “All Other” intersegment revenues in 2000 and 1999, respectively, is $2,849.0 million and $2,907.6 million of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.

          The following table sets forth the percentage of the Company’s revenues from various markets for 2000, 1999 and 1998:

	2000	1999	1998
Automotive	29.0%	32.6%	29.5%
Construction	24.8	23.5	26.6
Containers	12.0	11.6	11.3
Pipe and Tube	6.9	6.3	5.6
Service Centers	22.0	20.0	19.5
All Other	5.3	6.0	7.5

	100.0%	100.0%	100.0%

          No single customer accounted for more than 10% of net sales in 2000, 1999 or 1998. Export sales accounted for approximately 3.6% of revenues in 2000, 2.0% in 1999 and 2.1% in 1998. The Company has no long-lived assets that are maintained outside of the United States.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Long-Term Obligations

          Long-term obligations were as follows:

	December 31,
	2000	1999
	Dollars in millions
First Mortgage Bonds, 9.875% Series due March 1, 2009, with general first liens on principal plants, properties and certain subsidiaries	$300.0	$300.0
First Mortgage Bonds, 8.375% Series due August 1, 2006, with general first liens on principal plants, properties and certain subsidiaries	60.5	75.0
Vacuum Degassing Facility Loan, 10.336% fixed rate due in semi-annual installments through 2000, with a first mortgage in favor of the lenders	—	4.3
Continuous Caster Facility Loan, 7.477% effective in December 2000 (the rate was 10.057% prior to being reset in November 2000). Equal semi-annual payments due through 2007, with a first mortgage in favor of the lenders	85.8	93.9
Pickle Line Loan, 7.726% fixed rate due in equal semi-annual installments through 2007, with a first mortgage in favor of the lender	62.3	68.2
ProCoil, various rates and due dates	3.3	4.7
Capitalized lease obligations	22.3	23.5
Other	17.0	17.2

Total long-term obligations	551.2	586.8
Less long-term obligations due within one year	27.9	31.2

Long-term obligations	$523.3	$555.6

          Future minimum payments for all long-term obligations and leases as of December 31, 2000 are as follows:

	Capitalized Leases	Operating Leases	Other Long-Term Obligations
	Dollars in millions
2001	$12.3	$ 47.5	$ 17.2
2002	5.6	45.4	23.0
2003	5.3	49.1	26.1
2004	1.8	46.8	27.5
2005	—	22.5	29.1
Thereafter	—	9.1	406.0

Total payments	25.0	$220.4	$528.9

Less amount representing interest	2.7
Less current portion of obligations under capitalized leases	10.7

Long-term obligations under capitalized leases	$11.6

Assets under capitalized leases:
Machinery and equipment	$58.9
Less accumulated depreciation	40.0

	$18.9

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Operating leases include a coke battery facility which services Granite City and expires in 2004, a continuous caster and the related ladle metallurgy facility which services Great Lakes and expires in 2008, and an electrolytic galvanizing facility which services Great Lakes and expires in 2001. Upon expiration, the Company has the option to extend the leases, purchase the equipment at fair market value, or return the facility to the third party owner. The Company’s remaining operating leases cover various types of properties, primarily machinery and equipment, which have lease terms generally for periods of 2 to 20 years, and which are expected to be renewed or replaced by other leases in the normal course of business. Rental expense totaled $70.8 million in 2000, $71.8 million in 1999, and $73.1 million in 1998.

Credit Arrangements

          At December 31, 2000, the Company’s credit arrangements consisted of a Receivables Purchase Agreement with commitments of up to $200.0 million that expires in September 2002 and a $200.0 million revolving credit facility secured by the Company’s inventories (the “Inventory Facility”) that expires in November 2004.

          On December 31, 2000, there was $86.5 million outstanding under the Inventory Facility. These borrowings bear interest at a bank prime rate or at an adjusted Eurodollar rate plus an applicable margin that varies, depending upon the type of loan the Company executes. At December 31, 2000, the outstanding borrowings under the Inventory Facility had a weighted average interest rate of 9.4%.

          Outstanding letters of credit under the Receivables Purchase Agreement at December 31, 2000 totaled $32.1 million. In addition, during 2000 the Company utilized the Receivables Purchase Agreement to sell approximately $95 million of trade accounts receivable. The sold accounts receivable are excluded from the consolidated balance sheet at December 31, 2000. Under the Receivables Purchase Agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables and restrictions on concentrations of certain receivables. For 2000, the maximum availability, after reduction for letters of credit and sold accounts receivable, under the Receivables Purchase Agreement varied from zero to $168 million. There was no availability under the Receivables Purchase Agreement at December 31, 2000.

          At December 31, 2000, the Company was in compliance with all material covenants of, and obligations under, the Receivables Purchase Agreement, the Inventory Facility, as amended, and other debt agreements. Under the most restrictive of the covenants for these debt and certain lease agreements, the Company was prohibited from declaring or paying dividends at December 31, 2000 and has limitations on the amount of capital expenditures and additional debt that can be incurred.

          The Company continues to have discussions with the banks participating in the Inventory Facility regarding the status of compliance with financial covenants. As a result of these ongoing discussions, the Inventory Facility was amended on February 28, 2001 to relax or to suspend certain financial ratios through December 31, 2001. Given the current market conditions within the domestic steel industry, there is a risk that the Company may not be able to continue to comply with the amended agreements. The Company has cost reduction plans underway and is taking other appropriate actions in an attempt to remain in compliance with the amended covenants and to maintain adequate liquidity. If the Company were to fail to comply with the covenants, the Company may be prohibited from utilizing the Inventory Facility. It is expected that our liquidity needs for capital expenditures, pension contributions and dividends will decrease in 2001. Additionally, on February 28, 2001, the Company entered into a $100 million revolving credit facility with NUF LLC, a wholly-owned subsidiary of NKK, the Company’s principal stockholder. The NUF facility is secured by a junior lien on the collateral security under the Inventory Facility and expires in February 2002.

Note 6. Pension and Other Postretirement Employee Benefits

          The Company has various qualified and nonqualified pension plans and other postretirement employee benefit (“OPEB”) plans for its employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ended September 30, 2000 and 1999, and the plans funded status at September 30 reconciled to the amounts recognized on the balance sheet on December 31, 2000 and 1999:
	Pension Benefits		Other Postretirement Benefits
	2000	1999	2000	1999
	Dollars in millions
Reconciliation of benefit obligation
Benefit obligation, October 1 Prior Year	$2,200.2	$2,213.2	$ 751.2	$ 794.9
Service cost	31.5	31.1	11.3	13.1
Interest cost	161.8	142.1	55.3	51.9
Participant contributions	—	—	5.2	4.9
Other contributions	5.1	5.1	—	—
Plan amendments	5.6	92.3	—	4.2
Actuarial loss (gain)	(94.9)	(125.9)	55.4	(60.0)
Benefits paid	(172.3)	(157.7)	(61.4)	(57.8)

Benefit obligation, September 30	$2,137.0	$2,200.2	$ 817.0	$ 751.2

Reconciliation of fair value of plan assets
Fair value of plan assets, October 1 Prior Year	$1,944.8	$1,830.1	$ 119.3	$ 97.3
Actual return on plan assets	236.8	237.9	7.7	17.0
Company contributions	79.3	29.4	45.2	57.9
Participant contributions	—	—	5.2	4.9
Other contributions	5.1	5.1	—	—
Benefits paid	(172.3)	(157.7)	(61.4)	(57.8)

Fair value of plan assets, September 30	$2,093.7	$1,944.8	$ 116.0	$ 119.3

Funded Status
Funded status, September 30	$ (43.3)	$ (255.4)	$(701.0)	$(631.9)
Unrecognized actuarial (gain) loss	(215.4)	(69.4)	(93.0)	(159.3)
Unamortized prior service cost	143.9	156.8	3.8	4.2
Unrecognized net transition obligation	9.1	17.8	318.7	345.9
Fourth quarter reimbursement from trust	—	—	—	(5.5)
Fourth quarter contributions	—	—	19.1	13.6

Net amount recognized, December 31	$ (105.7)	$ (150.2)	$(452.4)	$(433.0)

          Pursuant to the terms of the 1993 Settlement Agreement between the Company and the United Steelworkers of America (“USWA”), a VEBA Trust was established. Under the terms of the agreement, the Company agreed to contribute a minimum of $10.0 million annually to the VEBA Trust. Effective August 1, 1999, a new five-year agreement was ratified between the Company and the USWA and the requirement for mandatory contributions to the VEBA Trust was eliminated over the term of the agreement. Prior to the new agreement, a $5.0 million contribution was made to the Trust in 1999. The Company was reimbursed $5.5 million during the fourth quarter of 1999 by the Trust in recognition of benefits paid during the year to participants of the Funded Hourly Postretirement Welfare Plan. In 2000, the Company was reimbursed an additional $5.5 million by the Trust.

          Other contributions reflect reimbursements from the Weirton Steel Corporation (“Weirton”), the Company’s former Weirton Steel Division, for retired Weirton employees whose pension benefits are paid by the Company but are partially the responsibility of Weirton. An offsetting amount is reflected in benefits paid.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The following table provides the amounts recognized in the consolidated balance sheet as of December 31 of both years:

	Pension Benefits		Other Postretirement Benefits
	2000	1999	2000	1999
	Dollars in millions
Prepaid benefit cost	$ 53.2	$ 37.4	$ N/A	$ N/A
Accrued benefit liability	(158.9)	(187.6)	(452.4)	(433.0)
Additional minimum liability	(8.4)	(79.7)	N/A	N/A
Intangible asset	6.1	74.2	N/A	N/A
Accumulated other comprehensive income	2.3	5.5	N/A	N/A

Recognized amount	$(105.7)	$(150.2)	$(452.4)	$(433.0)

          The projected benefit obligation, accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with an ABO in excess of plan assets were $1,230.6 million, $1,163.7 million and $1,138.1 million, respectively, as of September 30, 2000 and $1,742.3 million, $1,627.6 million and $1,451.8 million, respectively, as of September 30, 1999.

          The following table provides the components of net periodic benefit cost for the plans for fiscal years 2000, 1999 and 1998.

	Pension Benefits			Other Postretirement Benefits
	2000	1999	1998	2000	1999	1998
	Dollars in millions
Net periodic cost
Service cost	$ 31.4	$ 31.1	$ 27.3	$ 11.3	$13.1	$11.2
Interest cost	161.8	146.8	151.9	55.3	53.0	52.3
Expected return on assets	(186.0)	(173.6)	(164.8)	(10.6)	(9.7)	(8.3)
Prior service cost amortization	18.5	10.8	10.8	0.3	—	—
Actuarial (gain)/loss amortization	0.4	3.0	0.2	(8.0)	(3.0)	(8.5)
Transition amount amortization	8.8	8.8	8.8	27.3	27.3	27.3

Net periodic benefit cost	$ 34.9	$ 26.9	$ 34.2	$ 75.6	$80.7	$74.0

          The Company generally uses a September 30 measurement date. The assumptions used in the measuring of the Company’s benefit obligations and costs are shown in the following table:

	2000	1999	1998
	Weighted-average assumptions, September 30
Discount rate	8.00%	7.50%	6.75%
Expected return on plan assets—Pension	9.75%	9.75%	9.75%
Expected return on plan assets—Retiree Welfare	9.75%	9.75%	9.75%
Rate of compensation increase	4.19%	4.18%	4.20%
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on 2000 service and interest cost and the accumulated postretirement benefit obligation at September 30, 2000:

	1% Increase	1% Decrease
	Dollars in millions
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$10.4	$ (7.9)
Effect on the health care component of the accumulated postretirement benefit obligation	93.7	(77.4)

          The Company has assumed a 7.60% healthcare cost trend rate at September 30, 2000, reducing 0.5% for four years and reaching an ultimate trend rate of 5.25% in 2005.

Note 7. Other Long-Term Liabilities

          Other long-term liabilities at December 31 consisted of the following:

	2000	1999
	Dollars in millions
Deferred gain on sale leasebacks	$ 8.7	$ 10.0
Insurance and employee benefits (excluding pensions and OPEBs)	76.1	79.5
Shutdown mines and coal properties	6.9	10.7
Other	23.7	20.5

Total Other Long-Term Liabilities	$115.4	$120.7

Note 8. Income Taxes

          Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31 are as follows:

	2000	1999
	Dollars in millions
Deferred tax assets
Accrued liabilities	$ 105.1	$ 96.6
Employee benefits	223.1	203.9
Net operating loss (“NOL”) carryforwards	60.7	25.8
Leases	2.0	4.5
Federal tax credits	76.3	86.6
Other	20.6	21.5

Total deferred tax assets	487.8	438.9
Valuation allowance	(95.2)	(42.2)

Deferred tax assets net of valuation allowance	392.6	396.7
Deferred tax liabilities
Book basis of property in excess of tax basis	(190.6)	(170.3)
Excess tax LIFO over book	—	(12.5)
Other	(6.1)	(7.7)

Total deferred tax liabilities	(196.7)	(190.5)

Net deferred tax assets after valuation allowance	$ 195.9	$ 206.2

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           In 2000 and 1999, the Company determined that it was more likely than not that approximately $507 million and $534 million, respectively, of future taxable income would be generated from operations or tax planning strategies to justify the net deferred tax assets after the valuation allowance. Accordingly, the Company decreased net deferred tax assets by $10.3 million in 2000 after recognizing an increase in net deferred tax assets of $3.6 million in 1999.

          Significant components of income taxes (credit) are as follows:

	2000	1999	1998
	Dollars in millions
Current taxes payable (refundable):
Federal tax	$(17.8)	$—	$ 21.7
State and foreign	0.7	0.8	2.2
Deferred tax (credit)	10.3	(2.9)	(19.6)

Income taxes (credit)	$ (6.8)	$(2.1)	$ 4.3

          The reconciliation of income tax computed at the federal statutory tax rates to the recorded income taxes (credit) is as follows:

	2000	1999	1998
	Dollars in millions
Tax at federal statutory rates	$(47.3)	$(10.6)	$ 32.7
State income taxes, net	(6.6)	1.6	2.4
Change in valuation allowance	53.0	10.7	(31.5)
Depletion	(3.6)	(3.2)	(2.2)
Other, net	(2.3)	(0.6)	2.9

Income taxes (credit)	$ (6.8)	$ (2.1)	$ 4.3

          At December 31, 2000, the Company had unused NOL carryforwards of approximately $152.7 million, which expire in 2020, and had unused alternative minimum tax credit and other tax credit carryforwards of approximately $76.3 million which may be applied to offset its future regular federal income tax liabilities. These tax credits may be carried forward indefinitely.

Note 9. Non-Operational Income Statement Activities

          A number of non-operational activities are reflected in the consolidated statement of income in each of the three years ended December 31, 2000. A discussion of these items follows.

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

Net Gain on the Disposal of Non-Core Assets and Other Related Activities

          In 2000, 1999 and 1998, the Company disposed, or made provisions for disposing of, certain non-core assets. The effects of these transactions and other activities relating to non-core assets are presented as a separate component in the consolidated statements of income. The $15.1 million net gain on disposal of non-core assets in the second quarter of 2000 resulted from the sale of our 30% equity interest in the Presque Isle Corporation, a limestone quarry. The Company received proceeds of $16.9 million (net of taxes and expenses) from the sale of this property. During the first and fourth quarters of 1999, the Company sold properties located in Michigan and received proceeds of $0.8 million (net of taxes and expenses) and recorded a net gain in the same amount from the sales of these properties. During the second quarter of 1998, the Company sold two properties located at Midwest and received proceeds (net of taxes and expenses) of $3.3 million and recorded a net gain of $2.7 million related to the sales.

Note 10. Related Party Transactions

          Summarized below are transactions between the Company and NKK (the Company’s principal stockholder) and other affiliates.

NKK Transactions

          During 1998, the Company entered into a Turnkey Engineering and Construction Contract with NKK Steel Engineering, Inc. (“NKK SE”), a subsidiary of NKK, to design, engineer, construct and install a continuous galvanizing facility at Great Lakes. The purchase price payable by the Company to NKK SE for the facility is approximately $150 million. During 2000, 1999 and 1998, $32.2 million, $98.4 million and $15.2 million, respectfully, was paid to NKK SE relating to the above mentioned contract. At December 31, 2000, $0.2 million was included in accounts payable net of a $3.3 million retention. On November 29, 2000, the Company entered into an agreement with NKK SE relating to the final settlement of outstanding claims under the Construction Contract. This agreement requires that all amounts relating to the completion of the Turnkey Engineering and Construction Contract be billed and paid by April 2, 2001 with the exception of $3.1 million which will be withheld pending the resolution of certain legal matters related to a subcontractor. The Company expects to pay an additional $1.1 million to NKK SE during the first quarter of 2001 relating to these agreements.

          During 2000 and 1999, the Company purchased from a trading company in arms’ length transactions at competitively bid prices, approximately $5.5 million and $24.8 million, respectively, of finished-coated steel produced by NKK. The Company entered into agreements with NKK in order to fulfill the delivery requirements of a contract with a major automotive customer at a fixed price. During 1999, the Company recorded a loss of $5.4 million relating to these agreements.

          Effective as of February 16, 2000, the Company entered into a Steel Slab Products Supply Agreement with NKK, the initial term of which extends through December 31, 2000 and will continue on a year-to-year basis thereafter until terminated by either party on six months notice. Pursuant to the terms of this Agreement, the Company will purchase steel slabs produced by NKK at a price determined in accordance with a formula set forth in the Agreement that approximates current market price. The quantity of slabs to be purchased is negotiated on a quarterly basis. The Company purchased $26.2 million of slabs under this agreement during 2000 and has committed to purchase approximately $18 million of slabs produced by NKK during 2001. During 2000 and 1999, the Company also purchased from trading companies in arms’ length transactions at competitively bid prices $4.0 million and $22.6 million, respectively, of slabs produced by NKK.

          Effective May 1, 1995, the Company entered into an Agreement for the Transfer of Employees with NKK, the term of which has been extended through 2001. Pursuant to the terms of this Transfer Agreement, technical and business advice is provided through NKK employees who are transferred to the employ of the Company. The Company is obligated to reimburse NKK for the costs and expenses incurred by NKK in connection with the transfer of these employees, subject to an agreed upon cap. The cap was $7.0 million during each of 2000, 1999 and 1998 and will remain at that amount during 2001. The Company incurred expenditures of approximately $6.7 million, $6.3 million and $6.0 million under this agreement during 2000, 1999 and 1998, respectively. In addition, the Company utilized various other engineering services provided by NKK and incurred expenditures of approximately $0.2 million, $0.3 million and $0.9 million for these services during 2000, and 1999 and 1998, respectively.

          On February 28, 2001, the Company entered into a Subordinated Credit Agreement with NUF LLC (“NUF”), a wholly owned subsidiary of NKK, pursuant to which NUF agreed to provide a $100 million revolving credit facility to the Company. This loan is secured by a junior lien on the Company’s inventory and certain unsold receivables and has a scheduled termination date of February 25, 2002.

          On May 25, 2000, the Company entered into a Cooperation Agreement on Research and Development and Technical Assistance with NKK Corporation with an initial term of five years. The Cooperation Agreement allows for either party to make available technical assistance and consulting services relating to research and development on existing and future steel products and relevant technology to the other party. All directors of the Company that were not then, and never have been, employees of NKK unanimously approved this agreement. No amounts were paid or received pursuant to the Cooperation Agreement during 2000.

          All of the transactions between the Company and NKK and its affiliates which are described above were unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK.

          In 2000, cash dividends of $0.21 per share, or approximately $4.6 million, were paid on 22,100,000 shares of Class A Common Stock owned by NKK. In 1999 and 1998, cash dividends of $0.28 per share, or approximately $6.2 million, were paid on 22,100,000 shares of Class A Common Stock owned by NKK. (See Note 3. Capital Structure.)

Affiliate Transactions

          The Company is contractually required to purchase its proportionate share of raw material production or services from certain affiliated companies. Such purchases of raw materials and services aggregated $37.6 million in 2000, $35.8 million in 1999 and $34.3 million in 1998. Additional expenses were incurred in connection with the operation of a joint venture agreement. (See Note 12. Other Commitments and Contingencies.) Accounts payable at December 31, 2000 and 1999 included amounts with affiliated companies accounted for by the equity method of $1.6 million and $4.1 million, respectively.

          The Company sold various prime and non-prime steel products and services to affiliated companies at prices that approximate market price. Sales totaled approximately $65.3 million in 2000, $25.1 million in 1999 and $12.6 million in 1998. Accounts receivable at December 31, 2000 and 1999 included amounts with affiliated companies of $15.4 million and $5.8 million, respectively.

Note 11. Environmental Liabilities

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
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           It is the Company’s policy to expense or capitalize, as appropriate, environmental expenditures that relate to current operating sites. Environmental expenditures that relate to past operations and which do not contribute to future or current revenue generation are expensed. With respect to costs for environmental assessments or remediation activities, or penalties or fines that may be imposed for noncompliance with such laws and regulations, such costs are accrued when it is probable that liability for such costs will be incurred and the amount of such costs can be reasonably estimated. The Company has accrued an aggregate liability for such costs of $6.7 million and $6.9 million as of December 31, 2000 and 1999, respectively.

          The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and similar state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible party (“PRP”) at a number of CERCLA and other environmental cleanup proceedings. At some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability. With respect to those sites for which the Company has sufficient information to estimate its potential liability, the Company has accrued an aggregate liability of $16.0 million and $13.7 million as of December 31, 2000 and 1999, respectively.

          The Company has also recorded reclamation and other costs to restore its shutdown coal locations to their original and natural state, as required by various federal and state mining statutes. The Company has recorded an aggregate liability of $2.0 million at December 31, 2000 and 1999, relating to these properties.

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

Note 12. Other Commitments and Contingencies

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

          The Company has a 50% interest in a joint venture with an unrelated third party, which commenced production in May 1994. The joint venture, Double G Coatings Company, L.P. (“Double G”), constructed a 300,000 ton per year coating facility near Jackson, Mississippi which produces galvanized and Galvalume® steel sheet for the construction market. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line-time at the facility through May 10, 2004. Double G provided a first mortgage on its property, plant and equipment and the Company has separately guaranteed $13.1 million of Double G’s debt as of December 31, 2000.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The Company has entered into certain commitments with suppliers which are of a customary nature within the steel industry. Commitments have been entered into relating to future expected requirements for such commodities as coal, coke, iron ore pellets, natural and industrial gas, electricity and certain transportation and other services. Commitments have also been made relating to the supply of pulverized coal and coke briquettes. Certain commitments contain provisions which require that the Company “take or pay” for specified quantities without regard to actual usage for periods of up to 12 years. In 2001 and 2002 the Company has commitments with “take or pay” or other similar commitment provisions for approximately $268.2 million and $245.3 million, respectively. The Company fully utilized all such “take or pay” requirements during the past three years and purchased $405.9 million, $350.5 million and $315.0 million in 2000, 1999 and 1998, respectively, under these contracts. The Company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The Company also believes that prices in the contracts are such that the products or services will approximate the market price over the lives of the contracts.

          We are jointly liable with LTV Steel Company, Inc. for environmental clean-up and certain retiree benefit costs related to the closed Donner Hanna Coke plant. On December 31, 2000, LTV filed for protection under bankruptcy laws. We are uncertain what effect, if any, the LTV bankruptcy will have on our share of the joint liability.

          The Company is involved in various routine legal proceedings which are incidental to the conduct of its business. Management believes that the Company is not party to any pending legal proceeding which, if decided adversely to the Company, would individually or in the aggregate, have a material adverse effect on the Company.

Note 13. Risk Management Contracts

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

Commodity Risk Management

          In order to reduce the uncertainty of price movements with respect to the purchase of zinc, the Company enters into derivative financial instruments in the form of swap contracts and zero cost collars with a major global financial institution. These contracts typically mature within one year. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by changes in the value of the underlying exposures being hedged. The Company had contracts to hedge future zinc requirements (up to 50% of annual requirements) in the amounts of $26.7 million and $13.1 million at December 31, 2000 and 1999, respectively. The fair value of the zinc to be purchased under these contracts approximated the contract value at December 31, 2000 and 1999.

          The estimated fair value of derivative financial instruments used to hedge the Company’s risks will fluctuate over time. The fair value of commodity purchase swap contracts and zero cost collars are calculated using pricing models used widely in financial markets.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Long-Term Incentive Plan

          The Long-Term Incentive Plan, established in 1993, has authorized the granting of options for up to 3,400,000 shares of Class B Common Stock to certain executive officers and other key employees of the Company. The Non-Employee Directors Stock Option Plan, also established in 1993, has authorized the grant of options for up to 100,000 shares of Class B Common Stock to certain non-employee directors. The exercise price of the options equals the fair market value of the Common Stock on the date of the grant. All options granted have ten year terms. Options generally vest and become fully exercisable ratably over three years of continued employment. However, in the event that termination of employment is by reason of retirement, permanent disability or death, the option must be exercised in whole or in part within 24 months of such occurrences. There were 2,044,282 and 2,122,701 options available for granting under the stock option plans as of December 31, 2000 and 1999, respectively.

          The Company cancelled 563,167 options during 1998, and replaced them with Stock Appreciation Rights (“SARs”). In accordance with APB 25, the Company recorded $1.9 million of compensation expense in 1998. No compensation expense was recorded in 2000 or 1999. In addition, the Company cancelled 66,666 and 241,968 SARs and converted them back to options during 1999 and 1998, respectively.

          As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value at the date of grant consistent with the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the option plans been determined based on the fair value at the grant date for awards in 2000, 1999, and 1998 consistent with the provisions of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998
	Dollars in millions, except EPS
Net (loss) income—pro forma	$(130.5)	$(29.2)	$88.9
Basic earnings (loss) per share—pro forma	(3.16)	(0.71)	2.06
Diluted earnings (loss) per share—pro forma	(3.16)	(0.71)	2.06

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	1999	1998
Dividend yield	2.8%	3.1%	2.7%
Expected volatility	58.5%	57.2%	48.9%
Risk-free interest rate	6.6%	5.4%	4.7%
Expected term (in years)	7.0	7.0	6.8
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           A reconciliation of the Company’s stock option activity and related information follows:

	Number Of Options	Exercise Price (Weighted Average)
Balance outstanding at January 1, 1998	678,500	$12.10
Granted	429,500	12.88
Forfeited	(51,167)	11.83
Cancelled and replaced with SARs	(563,167)	12.61
SARs cancelled and converted to options	241,968	12.51

Balance outstanding at December 31, 1998	735,634	12.31
Granted	304,000	8.27
Forfeited	(36,307)	13.12
SARs cancelled and converted to options	66,666	12.48

Balance outstanding at December 31, 1999	1,069,993	11.15
Granted	501,500	6.72
Forfeited	(319,581)	12.65

Balance outstanding at December 31, 2000	1,251,912	$ 8.99

          The following table summarizes information about stock options outstanding at December 31, 2000:

Range of Exercise Prices	Number Outstanding at 12/31/00	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at 12/31/00	Weighted Average Exercise Price
$1-9/16 to $6	83,500	9.6	$4.08	167	$ 5.88
$6 to $10	942,778	7.5	8.03	328,943	8.81
$10 to $14	72,134	3.8	13.47	71,968	13.47
$14 to $19	153,500	5.5	15.45	103,999	15.44

Total	1,251,912	7.1	$8.99	505,077	$10.84

          There were 452,658 exercisable stock options with a weighted average exercise price of $12.57 as of December 31, 1999.
NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Quarterly Results of Operations (Unaudited)

          Following are the unaudited quarterly results of operations for the years 2000 and 1999.

	2000
Three Months Ended	March 31	June 30	September 30	December 31
Dollars in millions, except per share amounts
Net sales	$835.1	$799.1	$693.1	$651.6
Gross margin	57.2	27.4	(16.6)	(34.3)
Net income (loss)	10.6	0.3	(57.3)	(83.4)
Basic and diluted earnings (loss) per share:
Net income (loss)	$ 0.26	$ 0.01	$(1.39)	$(2.02)

	1999
Three Months Ended	March 31	June 30	September 30	December 31
Dollars in millions, except per share amounts
Net sales	$679.9	$737.4	$750.4	$785.7
Gross margin	22.1	41.9	36.7	41.6
Net loss	(20.5)	(0.9)	(4.0)	(3.2)
Basic and diluted earnings (loss) per share:
Net loss	$(0.49)	$(0.02)	$(0.10)	$(0.08)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information required by this Item is incorporated by reference from the section captioned “Executive Officers” in Part I of this report and from the sections captioned “Information Concerning Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

Item 11. Executive Compensation

          The information required by this Item is incorporated by reference from the sections captioned “Executive Compensation”, “Summary Compensation Table”, “Stock Option/SAR Tables”, “Option/SAR Grants in 2000”, “Aggregated Option/SAR Exercises in 2000 and December 31, 2000 Option/SAR Values”, “Pension Plans”, “Pension Plan Table”, “Employment Contracts” and “Compensation of Directors” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required by this Item is incorporated by reference from the sections captioned “Security Ownership of Directors and Management” and “Additional Information Relating to Voting Securities” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

Item 13. Certain Relationships and Related Transactions

          The information required by this Item is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for purposes of this Item.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) Documents filed as part of this Report:

The following is a list of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference.

(1) Financial Statements

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Shareholders’ Equity and Redeemable Preferred Stock—Series B for the years ended December 31, 2000, 1999 and 1998

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

(3) Exhibits

See the attached Exhibit Index. Items 10-BB through 10-VV are management contracts or compensatory plans or arrangements.

          (b) Reports on Form 8-K:

During the quarter ended December 31, 2000, the Company filed the following reports on Form 8-K:

(1)	The Company filed a Form 8-K dated October 26, 2000, reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

(2)	The Company filed a Form 8-K dated November 1, 2000, reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

(3)	The Company filed a Form 8-K dated December 28, 2000, reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mishawaka, State of Indiana, on March 30, 2001.

NATIONAL STEEL CORPORATION
By:	/S / JOHN A. MACZUZAK

John A. Maczuzak
President and Chief Operating Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 30, 2001.

Name	Title

/S / HISASHI TANAKA Hisashi Tanaka	Director; Chairman of the Board and Chief Executive Officer

/S / ARTHUR H. ARONSON Arthur H. Aronson	Director

/S / EDSEL D. DUNFORD Edsel D. Dunford	Director

/S / MITSUOKI HINO Mitsuoki Hino	Director

/S / FRANK J. LUCCHINO Frank J. Lucchino	Director

/S / BRUCE K. MAC LAURY Bruce K. MacLaury	Director

/S / MINEO SHIMURA Mineo Shimura	Director

/S / AKIRA UEMURA Akira Uemura	Director

/S / SOTARO WAKABAYASHI Sotaro Wakabayashi	Director

/S / WILLIAM E. MC DONOUGH William E. McDonough	Treasurer

/S / KIRK A. SOBECKI Kirk A. Sobecki	Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

          Except for those exhibits which are incorporated by reference, as indicated below, all exhibits are being filed along with this Form 10-K.

Exhibit Number	Exhibit Description
2-A	Assets Purchase Agreement between Weirton Steel Corporation and the Company, dated as of April
29, 1983, together with collateral agreements incident to such Assets Purchase Agreement, filed as
Exhibit 2-A to the annual report of the Company on Form 10-K for the year ended December 31,
1995, is incorporated herein by reference.

2-B	Stock Purchase Agreement by and among NKK Corporation, National Intergroup, Inc. and the
Company, dated August 22, 1984, together with certain collateral agreements incident to such Stock
Purchase Agreement and certain schedules to such agreements, filed as Exhibit 2-B to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

2-C	Stock Purchase and Recapitalization Agreement by and among National Intergroup, Inc., NII Capital
Corporation, NKK Corporation, NKK U.S.A. Corporation and the Company, dated as of June 26,
1990, filed as Exhibit 2-C to the annual report of the Company on Form 10-K for the year ended
December 31, 1995, is incorporated herein by reference.

2-D	Amendment to Stock Purchase and Recapitalization Agreement by and among National Intergroup,
Inc., NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and the Company, dated
July 31, 1991, filed as Exhibit 2-D to the annual report of the Company on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

3-A	The Sixth Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s
Registration Statement on Form S-1 (Registration No. 33-57952), is incorporated herein by reference.

3-B	Form of Amended and Restated By-laws of the Company.

4-A	Indenture of Mortgage and Deed of Trust dated May 1, 1952 between the Company and Great Lakes
Steel Corporation and City Bank Farmers Trust Company and Ralph E. Morton, as Trustee, filed as
Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 2-9639), is
incorporated herein by reference.

4-B	Second Supplemental Indenture dated as of January 1, 1957 between the Company and City Bank
Farmers Trust Company and Francis M. Pitt, as Trustees, filed as Exhibit 2-C to the Company’s
Registration Statement on Form S-9 (Registration No. 2-15070), is incorporated herein by reference.

4-C	Fourth Supplemental Indenture dated as of December 1, 1960 between the Company and First
National City Trust Company and Francis M. Pitt, as Trustees, filed as Exhibit 4(b)(5) to the
Registration Statement of M.A. Hanna Company on Form S-1 (Registration No. 2-19169), is
incorporated herein by reference.

4-D	Fifth Supplemental Indenture dated as of May 1, 1962 between the Company, First National City Trust
Company, as Trustee, and First National City Bank, as Successor Trustee, filed as Exhibit 4-D to the
Company’s Registration Statement on Form S-4 (Registration No. 333-76541), is incorporated herein by reference.

4-E	Eighth Supplemental Indenture dated as of September 19, 1973 between the Company and First
National City Bank and E. J. Jaworski, as Trustees, filed as Exhibit 2-I to the Company’s Registration
Statement on Form S-7 (Registration No. 2-56823), is incorporated herein by reference.

4-F	Ninth Supplemental Indenture dated as of August 1, 1976 between the Company and Citibank, N.A.
and E. J. Jaworski, as Trustees, filed as Exhibit 2-J to the Company’s Registration Statement on Form
S-7 (Registration No. 2-5622916), is incorporated herein by reference.

Exhibit Number	Exhibit Description
4-G	Tenth Supplemental Indenture dated as of March 8, 1999 between the Company and The Chase
Manhattan Bank and Frank J. Grippo, as Trustees, filed as Exhibit 4-G to the Company’s Registration
Statement on Form S-4 (Registration No. 333-76541), is incorporated herein by reference.

4-H	Eleventh Supplemental Indenture dated as of March 31, 1999 between the Company and The Chase
Manhattan Bank and Frank J. Grippo, as Trustees, filed as Exhibit 4-H to the Company’s Registration
Statement on Form S-4 (Registration No. 333-76541), is incorporated herein by reference.

4-I	NSC Stock Transfer Agreement between National Intergroup, Inc., the Company, NKK Corporation
and NII Capital Corporation dated December 24, 1985, filed as Exhibit 4-A to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

4-J	$200,000,000 Credit Agreement dated as of November 19, 1999 among the Company, Citicorp USA,
Inc., as Administrative Agent, The Fuji Bank Limited, as Syndication Agent and Arranger, Salomon
Smith Barney Inc., as Book Manager and Arranger, and the other lenders party thereto, filed as Exhibit
4-A to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 2000, is incorporated herein by reference.

4-K	Amendment No. 1 to $200,000,000 Credit Agreement dated as of November 19, 1999 among the
Company, Citicorp USA, Inc., as Administrative Agent, The Fuji Bank Limited, as Syndication Agent
and Arranger, Salomon Smith Barney Inc., as Book Manager and Arranger, and the other lenders party thereto.

4-L	Amendment No. 2 to $200,000,000 Credit Agreement dated as of November 19, 1999 among the
Company, Citicorp USA, Inc., as Administrative Agent, The Fuji Bank Limited, as Syndication Agent
and Arranger, Salomon Smith Barney Inc., as Book Manager and Arranger, and the other lenders party thereto.

4-M	Amendment No. 3 to $200,000,000 Credit Agreement dated as of November 19, 1999 among the
Company, Citicorp USA, Inc., as Administrative Agent, The Fuji Bank Limited, as Syndication Agent
and Arranger, Salomon Smith Barney Inc., as Book Manager and Arranger, and the other lenders party thereto.

4-N	Amendment No. 4 to $200,000,000 Credit Agreement dated as of November 19, 1999 among the
Company, Citicorp USA, Inc., as Administrative Agent, The Fuji Bank Limited, as Syndication Agent
and Arranger, Salomon Smith Barney Inc., as Book Manager and Arranger, and the other lenders party thereto.

4-O	The Company is a party to certain long-term debt agreements where the amount involved does not exceed 10% of the Company’s total assets. The Company agrees to furnish a copy of any such agreement to the Commission upon request.

10-A	Amended and Restated Lease Agreement between the Company and Wilmington Trust Company, dated as of December 20, 1985, relating to the Electrolytic Galvanizing Line, filed as Exhibit 10-A to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-B	Lease Agreement between The Connecticut National Bank as Owner Trustee and Lessor and National
Acquisition Corporation as Lessee dated as of September 1, 1987 for the Ladle Metallurgy and Caster
Facility located at Ecorse, Michigan, filed as Exhibit 10-B to the annual report of the Company on
Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

Exhibit Number	Exhibit Description
10-C	Lease Supplement No. 1 dated as of September 1, 1987 between The Connecticut National Bank as
Owner Trustee and National Acquisition Corporation as the Lessee for the Ladle Metallurgy and
Caster Facility located at Ecorse, Michigan, filed as Exhibit 10-C to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-D	Lease Supplement No. 2 dated as of November 18, 1987 between The Connecticut National Bank as
Owner Trustee and National Acquisition Corporation as Lessee for the Ladle Metallurgy and Caster
Facility located at Ecorse, Michigan, filed as Exhibit 10-D to the annual report of the Company on
Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-E	Purchase Agreement dated as of March 25, 1988 relating to the Stinson Motor Vessel among Skar-Ore
Steamship Corporation, Wilmington Trust Company, General Foods Credit Investors No. 1
Corporation, Stinson, Inc. and the Company, and Time Charter between Stinson, Inc. and the
Company, filed as Exhibit 10-E to the annual report of the Company on Form 10-K for the year ended
December 31, 1995, is incorporated herein by reference.

10-F	Purchase and Sale Agreement, dated as of May 16, 1994 between the Company and National Steel
Funding Corporation, filed as Exhibit 10-F to the annual report of the Company on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10-G	Form of Indemnification Agreement, filed as Exhibit 10-R to the Annual Report of the Company on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10-H	Shareholders’ Agreement, dated as of September 18, 1990, among DNN Galvanizing Corporation,
904153 Ontario Inc., National Ontario Corporation and Galvatek America Corporation, filed as
Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952), is
incorporated herein by reference.

10-I	Partnership Agreement, dated as of September 18, 1990, among Dofasco, Inc., National Ontario II,
Limited, Galvatek Ontario Corporation and DNN Galvanizing Corporation, filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952), is incorporated herein by reference.

10-J	Amendment No. 1 to the Partnership Agreement, dated as of September 18, 1990, among Dofasco,
Inc., National Ontario II, Limited, Galvatek Ontario Corporation and DNN Galvanizing Corporation,
filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (Registration No.
33-57952), is incorporated herein by reference.

10-K	Receivables Purchase Agreement, dated as of May 16, 1994, among the Company, National Steel
Funding Corporation and certain financial institutions named therein, filed as Exhibit 10-K to the annual report of the Company on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10-L	Amendment Number One to the Receivables Purchase Agreement, dated as of May 31, 1995, among the Company, National Steel Funding Corporation and certain financial institutions named therein filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30,
1995, Commission File Number 1-983, is incorporated herein by reference.

10-M	Amendment No. 2 and Consent to the Receivables Purchase Agreement, dated as of July 18, 1996, among the Company, National Steel Funding Corporation and certain financial institutions named therein, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

10-N	Amended and Restated Receivables Purchase Agreement dated as of September 30, 1997 among the
Company, National Steel Funding Corporation and certain financial institutions named therein, filed as Exhibit 10-N to the Company’s Registration Statement on Form S-4 (Registration No. 333-76541),
is incorporated herein by reference.

Exhibit Number	Exhibit Description
10-O	Agreement for the Transfer of Employees by and between the Company and NKK Corporation, dated as of May 1, 1995, filed as Exhibit 10-CC to the annual report of the Company on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10-P	Amendment No. 1 to Agreement for the Transfer of Employees by and between the Company and
NKK Corporation, filed as Exhibit 10-NN to the annual report of the Company on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10-Q	Amendment No. 2 to Agreement for the Transfer of Employees by and between the Company and
NKK Corporation, filed as Exhibit 10-Q to the annual report of the Company on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10-R	Amendment No. 3 to Agreement for the Transfer of Employees by and between the Company and
NKK Corporation, filed as Exhibit 10-R to the annual report of the Company on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10-S	Amendment No. 4 to Agreement for the Transfer of Employees by and between the Company and
NKK Corporation, filed as Exhibit 10-S to the annual report of the Company on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10-T	Amendment No. 5 to Agreement for the Transfer of Employees by and between the Company and NKK Corporation.

10-U	Agreement dated as of November 25, 1997 among the Company, Avatex Corporation, NKK
Corporation and NKK U.S.A. Corporation, filed as Exhibit 10-R to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10-V	No. 1 Continuous Galvanizing Line Turnkey Engineering and Construction Contract dated October
23, 1998 between the Company and NKK Steel Engineering, Inc., filed as Exhibit 10-II to the annual report of the Company on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10-W	Amendment No. 1 dated March 19, 1999 to No. 1 Continuous Galvanizing Line Turnkey Engineering
and Construction Contract dated October 23, 1998 between the Company and NKK Steel Engineering,
Inc., filed as Exhibit 10-JJ to the Company’s Registration Statement on Form S-4 (Registration
No.333-76541), is incorporated herein by reference.

10-X	Amendment No. 2 dated June 22, 1999 to No. 1 Continuous Galvanizing Line Turnkey Engineering
and Construction Contract dated October 23, 1998 between the Company and NKK Steel Engineering,
Inc., filed as Exhibit 10-KK to the annual report of the Company on Form 10-K for the year ended
December 31, 1999, is incorporated herein by reference.

10-Y	Steel Slab Products Supply Agreement dated as of February 16, 2000 between the Company and NKK
Corporation, filed as Exhibit 10-LL to the annual report of the Company on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10-Z	Cooperation Agreement on Research and Development and Technical Assistance dated May 25, 2000 between NKK Corporation and the Company, filed as Exhibit 10-A to the quarterly report of the
Company on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

10-AA	$100 Million Subordinated Credit Agreement dated February 28, 2001 between NUF LLC and the Company.

10-BB	1993 National Steel Corporation Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952), is incorporated herein by reference.

Exhibit Number	Exhibit Description
10-CC	1993 National Steel Corporation Non-Employee Directors’ Stock Option Plan, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952), is incorporated herein by reference.

10-DD	Amendment Number One to the 1993 National Steel Corporation Non-Employee Directors’ Stock
Option Plan, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

10-EE	Amendment Number Two to the 1993 National Steel Corporation Non-Employee Directors’ Stock
Option Plan, filed as Exhibit 10-V to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10-FF	Amendment Number Three to the 1993 National Steel Corporation Non-Employee Directors’ Stock
Option Plan, filed as Exhibit 10-Y to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10-GG	National Steel Corporation Management Incentive Compensation Plan dated January 30, 1989, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952), is
incorporated herein by reference.

10-HH	Employment Contract dated May 1, 1996 between the Company and John A. Maczuzak, filed as
Exhibit 10-G to the quarterly report of the Company on Form 10-Q for the quarter ended June 30,
1996, is incorporated herein by reference.

10-II	Employment Contract dated as of August 1, 1998 between the Company and Glenn H. Gage, filed as
Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended September
30, 1998, is incorporated herein by reference.

10-JJ	Amendment dated July 25, 2000 to Employment Contract between the Company and Glenn H. Gage, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended
September 30, 2000, is incorporated herein by reference.

10-KK	Employment Contract dated as of August 1, 1998 between the Company and John F. Kaloski, filed as
Exhibit 10-B to the quarterly report of the Company on Form 10-Q for the quarter ended September
30, 1998, is incorporated herein by reference.

10-LL	Agreement dated January 28, 1999 between the Company and John F. Kaloski, filed as Exhibit 10-FF to the annual report of the Company on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10-MM	Employment Contract dated as of September 1, 1998 between the Company and Yutaka Tanaka, filed as Exhibit 10-C to the quarterly report of the Company on Form 10-Q for the quarter ended September
30, 1998, is incorporated herein by reference.

10-NN	Employment Contract dated as of March 1, 2001 between the Company and John L. Davis.

10-OO	Employment Contract dated as of March 1, 2001 between the Company and Stephen G. Denner.

10-PP	Employment Contract dated as of March 1, 2001 between the Company and Michael D. Gibbons.

10-QQ	Employment Contract dated as of March 1, 2001 between the Company and Daniel B. Joeright.

10-RR	Employment Contract dated as of March 1, 2001 between the Company and Ronald J Werhnyak.

10-SS	Employment Contract dated as of March 1, 2001 between the Company and Lawrence F. Zizzo.

10-TT	Employment Contract dated as of March 1, 2001 between the Company and William E. McDonough.

10-UU	Employment Contract dated as of March 1, 2001 between the Company and Kirk A. Sobecki.

Exhibit Number	Exhibit Description

10-VV	National Steel Corporation Executive Deferred Compensation Plan restated effective as of January 1, 2000.

21	List of Subsidiaries of the Company.

23	Consent of Independent Auditors.