Form 10-Q
period 2001-03-31
NATIONAL STEEL CORP
filed 2001-05-14
CIK 70578

2001
First Quarter

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 1 0 – Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No ___

The number of shares outstanding of the Registrant's Common Stock $.01 par value, as of May 1, 2001, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (unaudited)
	Consolidated Statements of Income -
	Three Months Ended March 31, 2001 and 2000	3

	Consolidated Balance Sheets -
	March 31, 2001 and December 31, 2000	4

	Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2001 and 2000	5

	Consolidated Statements of Changes in
	Stockholders' Equity
	Three Months Ended March 31, 2001 and
	Year Ended December 31, 2000	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 6.	Exhibits and Reports on Form 8-K	15

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Net Sales	$589.4	$835.1

Cost of products sold	624.2	740.1
Selling, general and administrative expense	35.4	38.0
Depreciation	41.9	37.8
Equity (income) loss of affiliates	(0.6)	0.1
Unusual items	(26.0)	—

Income (Loss) from Operations	(85.5)	19.1

Other (income) expense:
Interest and other financial income	(0.2)	(1.4)
Interest and other financial expense	15.5	9.3

	15.3	7.9

Income (Loss) before Income Taxes	(100.8)	11.2

Income taxes	25.1	0.6

Income (Loss) before Cumulative Effect of an
Accounting Change	(125.9)	10.6

Cumulative effect of an accounting change	17.2	—

Net Income (Loss)	$(108.7)	$ 10.6

Basic Earnings Per Share:
Net Income (Loss)	$ (2.63)	$ 0.26

Weighted average shares outstanding (in thousands)	41,288	41,288

Diluted Earnings Per Share:
Net Income (Loss)	$ (2.63)	$ 0.26

Weighted average shares outstanding (in thousands)	41,288	41,302

Dividends Paid per Share	$ —	$ 0.07

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions of Dollars, Except Share Amounts)

	March 31,	December 31,
	2001	2000

	(Unaudited)	(Note 1)
Assets
Current assets
Cash and cash equivalents	$ 3.7	$ 3.3
Receivables - net	180.5	190.6
Inventories:
Finished and semi-finished products	431.2	420.4
Raw materials and supplies	201.2	225.5

	632.4	645.9
Less: LIFO Reserve	128.0	123.1

	504.4	522.8
Deferred tax assets	34.5	34.5
Other	15.7	16.6

Total current assets	738.8	767.8

Investments in affiliated companies	18.5	18.7

Property, plant and equipment	3,913.2	3,900.3
Less accumulated depreciation	2,424.8	2,383.3

	1,488.4	1,517.0
Other assets	238.4	261.7

	$2,484.1	$2,565.2

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$ 214.5	$ 231.7
Current portion of long-term debt	27.1	27.9
Short-term borrowings	152.0	86.5
Accrued liabilities	236.3	243.0

Total current liabilities	629.9	589.1

Long-term debt	516.4	523.3
Other long-term liabilities	730.9	735.1

Stockholders' equity
Common Stock - par value $.01:
Class A - authorized 30,000,000 shares, issued
and outstanding 22,100,000	0.2	0.2
Class B - authorized 65,000,000 shares; issued
21,188,240; outstanding 19,188,240	0.2	0.2
Additional paid-in-capital	491.8	491.8
Retained earnings	135.4	244.1
Treasury stock, at cost: 2,000,000 shares	(16.3)	(16.3)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(2.1)	—
Minimum pension liability	(2.3)	(2.3)

Total stockholders' equity	606.9	717.7

	$2,484.1	$2,565.2

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Cash Flows from Operating Activities
Net income (loss)	$(108.7)	$ 10.6
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	41.9	37.8
Cumulative effect of an accounting change	(17.2)	—
Deferred income taxes	24.9	—
Changes in assets and liabilities:
Receivables	20.1	(49.9)
Receivables – sold	(10.0)	—
Inventories	18.4	34.6
Accounts payable	(17.2)	32.2
Pension liability (net of change in intangible
pension asset)	7.7	(17.3)
Postretirement benefits	12.5	7.0
Accrued liabilities	(8.5)	(17.8)
Other	(7.3)	2.8

Net Cash Provided by (Used in) Operating Activities	(43.4)	40.0

Cash Flows from Investing Activities
Purchases of property and equipment	(14.0)	(33.3)

Net Cash Used in Investing Activities	(14.0)	(33.3)

Cash Flows from Financing Activities
Debt repayment	(7.7)	(15.6)
Borrowings - net	65.5	—
Dividend payments on common stock	—	(2.9)

Net Cash Provided by (Used in) Financing
Activities	57.8	(18.5)

Net Increase (Decrease) in Cash and Cash Equivalents	0.4	(11.8)
Cash and cash equivalents at the beginning of the period	3.3	58.4

Cash and cash equivalents at the end of the period	$ 3.7	$ 46.6

Noncash Investing and Financing Activities
Purchase of equipment through capital leases	$ —	$ 6.5

Supplemental Cash Payment Information
Interest and other financing costs paid	$ 22.7	$ 22.3
Income taxes (refunded) paid, net	(3.8)	0.5

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Millions of Dollars, Except Share Amounts)

	Common Stock—Class A	Common Stock—Class B	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2000	$0.2	$0.2	$491.8	$ 382.6	$(16.3)	$ (5.5)	$ 853.0
Comprehensive income (loss):
Net loss				(129.8)			(129.8)
Other comprehensive income (loss):
Minimum pension liability						3.2	3.2

Comprehensive loss							(126.6)

Dividends on common stock				(8.7)			(8.7)

Balance at December 31, 2000 (Note 1)	0.2	0.2	491.8	244.1	(16.3)	(2.3)	717.7

Comprehensive income (loss):
Net loss				(108.7)			(108.7)
Other comprehensive income (loss):
Cumulative effect of the adoption
of SFAS 133						23.8	23.8
Net activity relating to derivative
instruments						(25.9)	(25.9)

Comprehensive loss							(110.8)

Balance at March 31, 2001 (Unaudited)	$0.2	$0.2	$$491.8	$ 135.4	$(16.3)	$ (4.4)	$ 606.9

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the "Company") presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature. The financial results presented for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K") contains additional information and should be read in conjunction with this report.

The Company has engaged Ernst & Young LLP to conduct a review of the consolidated financial statements presented herein, in accordance with standards established by the American Institute of Certified Public Accountants. Their review report is included as an exhibit to this Form 10-Q.

Certain amounts in the 2000 financial statements have been reclassified to conform to current year presentation.

NOTE 2 — CHANGE IN METHOD OF ACCOUNTING

Effective January 1, 2001, the Company changed its method of accounting for investment gains and losses on pension assets for the calculation of net periodic pension cost. Previously, the Company’s actuary used a method that recognized all realized gains and losses immediately and deferred and amortized all unrealized gains and losses over five years. The Company has decided to change its actuarial method to treat realized and unrealized gains and losses in the same manner. Under the new accounting method, the market value of plan assets will reflect gains and losses at the actuarial expected rate of return. In addition, the difference between actual gains and losses and the amount recognized based on the expected rate of return will be amortized in the market value of plan assets over three years. In management's opinion, this method of accounting, which is consistent with the practices of many other companies with significant pension assets, will result in improved reporting because the new method more closely reflects the fair value of its pension assets.

The cumulative effect of this change was a credit of $17.2 million recognized in income as of January 1, 2001. There was no income tax expense on the cumulative effect of the change in accounting method. Pension cost for the three months ended March 31, 2001 was $1.7 million less and the net loss was $2.1 million or $0.05 per share less as a result of the change in accounting. The pro forma effect of this change as if it had been made retroactively for the three months ended March 31, 2000 would be to increase pension cost by $0.5 million and decrease net income by $0.5 million or $0.01 per share.

NOTE 3 — SEGMENT INFORMATION

Three months ended	March 31, 2001			March 31, 2000

	Steel	All Other	Total	Steel	All Other	Total

	Dollars in millions
Revenues from external customers	$585.5	$3.9	$589.4	$831.8	$3.3	$835.1
Intersegment revenues	124.4	590.3	714.7	145.2	848.7	993.9
Segment income (loss) from operations	(41.2)	(44.3)	(85.5)	20.9	(1.8)	19.1
Segment assets	1,664.0	820.1	2,484.1	1,645.2	1,105.3	2,750.5

Included in the “All Other” intersegment revenues is $553.4 million in 2001 and $800.4 million in 2000 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.

NOTE 4 – UNUSUAL ITEMS

During the first quarter of 2001, the Company recognized a net unusual credit consisting of the following items:

Sale of natural gas derivative contract (see Note 5)	$26.2
Expense related to Staff Retirement Incentive
Program for Salaried Non-Represented Employees	(0.2)

Unusual items	$26.0

During the first quarter of 2001, the Company offered a Staff Retirement Incentive Program for certain salaried non-represented employees. The voluntary program, available between March 1, 2001 and May 1, 2001, was offered to support the Company’s efforts to reduce the salaried workforce. The expense results from the recognition of an accrual for the additional pension, other postretirement employee benefits and severance liabilities incurred as a result of the employees who had accepted the program during the first quarter of 2001.

NOTE 5–DERIVATIVE INSTRUMENTS

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). As a result, the Company recognized the fair value of all financial derivative contracts as an asset of $23.8 million. This amount was recorded on the balance sheet as an asset and as an adjustment to accumulated other comprehensive income within stockholders’ equity. The adoption of SFAS 133 had no impact on net income.

In order to reduce the uncertainty of price movements with respect to the purchase of zinc, the Company enters into derivative financial instruments in the form of swap contracts and zero cost collars with a major global financial institution. These contracts, which typically mature within one year, have been designated as cash flow hedges. Therefore, these contracts are recorded at their fair value as assets on the balance sheet and any changes in their fair value, to the extent they have been effective as hedges, will be reclassified into earnings in the same periods during which the hedged forecasted transaction affects earnings.

Additionally, the Company had one forward contract for the purchase of natural gas that upon adoption of SFAS 133 was classified as a derivative instrument and recorded at its fair value of $24.9 million. The contract was sold in January 2001 for $26.2 million. Upon the sale of the contract, the resulting gain was recognized as an unusual item on the income statement.

NOTE 6 — CREDIT ARRANGEMENTS

At March 31, 2001, the Company’s credit arrangements consisted of:
  a Receivables Purchase Agreement with commitments of up to $200.0 million that expires in September 2002,

  a $200.0 million revolving credit facility secured by the Company’s inventories (the “Inventory Facility”) that expires in November 2004, and a $100.0 million revolving credit facility with NUF LLC, a wholly-owned subsidiary of NKK Corporation, the Company’s principal stockholder (the “NUF Facility”) that expires in February 2002.

On March 31, 2001, there was $77.0 million outstanding under the Inventory Facility. These borrowings bear interest at a bank prime rate or at an adjusted Eurodollar rate plus an applicable margin that varies, depending upon the type of loan the Company executes. At March 31, 2001, the outstanding borrowings under the Inventory Facility had a weighted average annual interest rate of 7.5%.

Outstanding letters of credit under the Receivables Purchase Agreement at March 31, 2001 totaled $25.1 million. In addition, the Company utilized the Receivables Purchase Agreement to sell approximately $85 million of trade accounts receivable. The sold accounts receivable are excluded from the consolidated balance sheet at March 31, 2001. Under the Receivables Purchase Agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables and restrictions on concentrations of certain receivables. For 2001, the maximum availability, after reduction for letters of credit and sold accounts receivable, under the Receivables Purchase Agreement varied from zero to $37.4 million. There was $26.4 million available under the Receivables Purchase Agreement at March 31, 2001.

On March 31, 2001, there was $75.0 million outstanding under the NUF Facility. These borrowings also bear interest at a bank prime rate or at an adjusted Eurodollar rate plus an applicable margin that varies, depending upon the type of loan the Company executes. At March 31, 2001, the outstanding borrowings under the NUF Facility had an annual interest rate of 8.6%.

At March 31, 2001, the Company was in compliance with all material covenants of, and obligations under all debt agreements. Under the most restrictive of the covenants for these debt and certain lease agreements, the Company was prohibited from declaring or paying dividends and has limitations on the amount of capital expenditures and additional debt that can be incurred.

NOTE 7— ENVIRONMENTAL AND LEGAL PROCEEDINGS

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable reserves or insurance coverages, could have a material adverse effect on the Company's results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company’s financial condition. The Company has recorded an aggregate environmental liability of approximately $25.7 million and $24.7 million at March 31, 2001 and December 31, 2000, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the first quarter of 2000 consolidated financial statements and selected notes and the 2000 Form 10-K for a full understanding of our financial condition and results of operations.

Results of Operations

Net Sales

Net sales for the first quarter of 2001 decreased $245.7 million, or 29%, compared to the first quarter of 2000. The decrease resulted from a 366,000 ton decrease in shipments as compared to the record shipment levels in the first quarter of 2000, as well as a 12% decrease in our average selling price to the lowest level we have experienced in years. The decrease in our average selling price results from a combination of depressed market prices and a change in our product mix toward lower value-added products. Shipments declined due to reduced demand for steel products resulting from the softening of the economy, the ongoing impact of high levels of low-priced imported steel during 2000 and the ensuing high inventory levels at our customers. Although demand was significantly weaker than in the prior year, we did see some improvements in our order rates and shipment levels as we moved through the quarter.

Income (Loss) from Operations

We reported an operating loss of $85.5 million for the first quarter of 2001, a decrease of $104.6 million from the corresponding 2000 period. This decrease results primarily from the lower shipment and pricing levels, as discussed above. Our reduced production volume also negatively impacted our operating results as production levels were not sufficient to cover our fixed production costs. Additionally, natural gas prices remained high and increased approximately $18 million in the first quarter of 2001 as compared to the first quarter of 2000. We were successful in reducing our repair and maintenance costs by approximately $12 million and in reducing some other costs as compared to the year earlier quarter. A portion of these costs were lower as we began to see the positive effects of the reductions in our workforce and continued to see the benefits of reduced overtime utilization of our hourly workforce.

In the first quarter of 2001, we recognized a net unusual credit of $26 million relating to the sale of a natural gas derivative contract offset slightly by certain expenses relating to a Staff Retirement Incentive Program for Salaried Non-Represented Employees. In January, we sold a long-term contract to purchase natural gas for $26.2 million. This contract allowed for the purchase of approximately 7% of our annual requirements at contractual prices significantly below current spot market prices. The elimination of this contract will lead to increased costs of approximately $2 million per quarter in 2001 as we fulfill our ongoing gas requirements. The Retirement Incentive Program is one of our efforts to reduce our salaried workforce. The $0.2 million expense relates to additional pension, other postretirement benefits and severance liabilities for employees who volunteered to accept the Retirement Incentive Program in the first quarter 2001. The expense related to this program is expected to grow in the second quarter, as additional eligible employees enter the program.

Net Financing Costs

Net financing costs increased $7.4 million in the first quarter of 2001 as compared to the same period in 2000. The increase results primarily from less interest expense being capitalized due to lower levels of capital expenditures. In addition, higher interest expense associated with increased short–term borrowings outstanding and a decrease in the amount of cash available for investment accounted for the remaining variance.

Income Taxes

In the first quarter of 2001, we recorded a non-cash tax expense of $25.1 million despite reporting a pre-tax loss. Our effective tax rate for the first quarter of 2001 was negative 25% due to an increase in our valuation allowance on our deferred tax asset. We determined that an increase in the valuation allowance was necessary after reviewing our future taxable income and tax planning strategies. This change in the effective tax rate adversely impacted the first quarter results by $30 million.

Accounting Change

Effective January 1, 2001, we changed our method of accounting for investment gains and losses on pension assets used in the calculation of net periodic pension cost. The cumulative effect of this change on prior periods was a credit of $17.2 million. The net loss in the first quarter of 2001 improved by $2.1 million or $0.05 per share (basic and diluted) as a result of lower pension expense due to this accounting change. The first quarter of 2000 net income would also have been negatively impacted by $0.5 million or $0.01 per share (basic and diluted) had this accounting change been applied retroactively. This accounting change is discussed in further detail in Note 2 to the financial statements.

Outlook

Looking ahead to the second quarter of 2001, we are encouraged that orders are beginning to strengthen as inventory levels at our customers are returning to more normal levels. We anticipate that shipments will increase in the second quarter as compared to the first quarter of 2001 by approximately 10%, but will remain below the record levels we experienced in the second quarter of 2000. We also expect that our average selling price will increase approximately 4% from the first quarter 2001 as the result of improved mix and higher spot market pricing, but will remain below 2000 levels for most of 2001.

Our cost reduction efforts are continuing and we are pleased that we are beginning to see some of the anticipated improvements in our costs. A special committee of the Board of Directors continues to be actively involved in monitoring our progress. We believe that we will begin to see the positive impact of these efforts in the second quarter of 2001. However, these benefits are expected to be at least partially offset by the costs related to the annual outage of our pellet facility that will approximate $9 million. We are also continuing to look at our noncore businesses and assets to assess whether their ultimate sale or sale and leaseback would be beneficial to us. In April 2001, we entered into an agreement to sell certain assets of our building products line and certain trademarks used in that business to one of our customers for approximately $2 million. We will continue to provide substrate to this customer under a contract that was negotiated as part of the sale.

As anticipated, 2001 has been, and will continue to be, a very challenging year for us. We are cautiously optimistic that we will see improvements in the general economy and in steel market conditions during the remainder of 2001 and are hopeful that our cost reduction efforts will begin to be more evident in our financial results for the remainder of the year.

Liquidity and Sources of Capital

Our liquidity needs arise primarily from working capital requirements, capital investments, principal and interest payments on our indebtedness, and pension funding requirements. We have satisfied these liquidity needs with funds provided from borrowings, the sale of trade accounts receivable and cash provided by operations. Our short-term credit arrangements consist of:

  a Receivables Purchase Agreement with commitments of up to $200.0 million which has an expiration date of September 2002, a $200.0 million credit facility secured by our inventories which expires in November 2004, and a $100.0 million revolving credit facility with NUF LLC, a wholly-owned subsidiary of NKK Corporation, the Company’s principal stockholder which expires in February 2002.

At March 31, 2001, we had total liquidity, which includes cash balances plus available borrowing capacity under these facilities, of $176.2 million.

At March 31, 2001, total debt as a percentage of total capitalization increased to 53.4% as compared to 47.0% at December 31, 2000. Cash and cash equivalents totaled $3.7 million at March 31, 2001, as compared to $3.3 million at December 31, 2000.

We are currently in compliance with all material covenants of, and obligations under, our various debt instruments. On March 31, 2001, cash borrowings outstanding under our short-term facilities were $77.0 million under the Inventory Facility with a weighted average annual interest rate of 7.5% and $75.0 million under the NUF Facility with an annual interest rate of 8.6%.

In addition, the Company utilized the Receivables Purchase Agreement to sell approximately $85 million of trade accounts receivable. The sold accounts receivable are excluded from the consolidated balance sheet. We also had $25.1 million in outstanding letters of credit under the Receivables Purchase Agreement at March 31, 2001. For 2001, the maximum availability under the Receivables Purchase Agreement, after reduction for letters of credit outstanding and sold accounts receivable, varied from zero to $37.4 million and was $26.4 million as of March 31, 2001.

Cash Flows from Operating Activities

For the quarter ended March 31, 2001, cash used in operating activities amounted to $43.4 million, which is primarily attributable to our net loss of $108.7 million offset by non-cash charges relating to depreciation and deferred income taxes. Net working capital items had little effect on cash flows from operating activities.

Cash Flows from Investing Activities

Capital investments for the quarters ended March 31, 2001 and 2000 amounted to $14.0 million and $33.3 million, respectively. The first quarter 2001 spending includes the purchase of mobile equipment, the continuing modernization of Granite City Division’s hot strip mill, and various information system costs. We plan to invest approximately $60 million during the remainder of 2001 for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities amounted to $57.8 million during the first quarter of 2001. This results from a net increase in short-term borrowings of $65.5 million offset by scheduled payments on long-term debt.

Other

Impact of Recently Issued Accounting Standards

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, the Company recognized the fair value of all financial derivative contracts as an asset of $23.8 million. This amount was recorded on the balance sheet as an asset and an adjustment to accumulated other comprehensive income within stockholders’ equity. The adoption of SFAS 133 had no impact on net income.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets occurring after March 31, 2001. Adoption of SFAS No. 140 will not have a material effect on the Company's consolidated financial statements or liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to continuing fluctuations in commodity prices, foreign currency values and interest rates that can affect the cost of operating, investing and financing. Accordingly, we address a portion of these risks, primarily commodity price risk, through a controlled program of risk management that includes the use of derivative financial instruments. Our objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of a documented corporate risk-management policy. We do not enter into any derivative transactions for speculative purposes. Our market risk has not changed materially from that reported in the 2000 Form 10-K.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Trade Litigation

This matter was reported in the Company's 2000 Form 10-K and relates to several proceedings against unfair trade practices. These proceedings originated with petitions filed by the Company and a number of other U.S. steel producers with the Department of Commerce (the "DOC") and the International Trade Commission (the "ITC").

On April 25, 2001, the United States notified the World Trade Organization (the "WTO") of its intention to appeal to the WTO's Appellate Body the finding by a WTO dispute settlement panel that certain aspects of the DOC's calculation of the dumping margin in the 1998-1999 investigation of hot-rolled carbon steel flat products ("Hot-Rolled Steel") from Japan violated the United States' international obligations. Japan has until May 10, 2001 to commence a cross-appeal.

Regarding the Hot-Rolled Steel investigations that were initiated in 2000, on April 16, 2001, the DOC preliminarily determined that Hot-Rolled Steel from India, Indonesia, South Africa and Thailand had been subsidized. On April 24, 2001, the DOC preliminarily determined that Hot-Rolled Steel from Argentina, India, Indonesia, Kazakhstan, the Netherlands, the People's Republic of China, Romania, South Africa, Taiwan, Thailand and the Ukraine had been dumped. The affected imports are now subject to bonding requirements, with the amount of security calculated based on the preliminary duty rates. Antidumping and/or countervailing duties will be imposed against those imports for which the DOC makes an affirmative final dumping or subsidization determination and for which the ITC makes an affirmative injury determination. The final DOC and ITC determinations are expected to be made in the second half of this year.

Detroit Water and Sewerage Department NOVs

This matter is reported in the Company’s 2000 Form 10-K and involves certain notices of violation (“NOVs”) issued to the Company’s Great Lakes Division by the Detroit Water and Sewerage Department (“DWSD”), alleging that the Company’s discharge to the DWSD contained levels of zinc, cyanide and mercury in excess of the permitted limits. On March 8, 2001 the DWSD issued an additional NOV to the Company, alleging one exceedance of the mercury limit in December 2000 and three exceedances of the mercury limit in February 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    See attached Exhibit Index

(b)    Reports on Form 8-K

  The Company filed a report on Form 8-K dated January 25, 2001 reporting on Item 5, Other Events and Regulation FD Disclosure.

  The Company filed a report on Form 8-K dated February 15, 2001 reporting on Item 5, Other Events and Regulation FD Disclosure.

  The Company filed a report on Form 8-K dated March 2, 2001 reporting on Item 5, Other Events and Regulation FD Disclosure.

  The Company filed a report on Form 8-K dated March 6, 2001 reporting on Item 5, Other Events and Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL STEEL CORPORATION

BY /s/ John A. Maczuzak
John A. Maczuzak President and Chief Operating Officer

BY /s/ Kirk A. Sobecki
Kirk A. Sobecki Corporate Controller (Principal Accounting Officer)

Date: May 14, 2001

16

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

For the quarterly period ended March 31, 2001

3-A	Form of Amended and Restated By-Laws of the Company

10-A	Employment Contract dated as of March 4, 2001 between National Steel Corporation and Hisashi Tanaka

15-A	Independent Accountants’ Review Report

15-B	Acknowledgment Letter on Unaudited Interim Financial Information

18	Letter regarding Change in Accounting Method