Form 10-Q
period 2001-06-30
NATIONAL STEEL CORP
filed 2001-08-13
CIK 70578

2001
Second Quarter

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 1-983

NATIONAL STEEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-0687210
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4100 Edison Lakes Parkway, Mishawaka, IN	46545-3440
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code):	219-273-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

The number of shares outstanding of the Registrant’s Common Stock $.01 par value, as of July 31, 2001, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Millions of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net Sales	$673.2	$799.1	$1,262.6	$1,634.2

Cost of products sold	682.3	730.9	1,306.5	1,471.0
Selling, general and administrative expense	32.6	36.7	68.0	74.7
Depreciation	42.0	40.8	83.9	78.6
Equity income of affiliates	(0.7)	(1.4)	(1.3)	(1.3)
Unusual items (credit)	(2.0)	—	(28.0)	—

Income (Loss) from Operations	(81.0)	(7.9)	(166.5)	11.2

Other (income) expense:
Interest and other financial income	(0.5)	(1.6)	(0.7)	(3.0)
Interest and other financial expense	16.9	8.5	32.4	17.8
Net gain on disposal of non-core assets
and other related activities	(1.5)	(15.1)	(1.5)	(15.1)

	14.9	(8.2)	30.2	(0.3)

Income (loss) before Income Taxes and

Cumulative Effect of an Accounting Change	(95.9)	0.3	(196.7)	11.5

Income taxes	14.4	—	39.5	0.6

Income (loss) before Cumulative Effect of an
Accounting Change	(110.3)	0.3	(236.2)	10.9

Cumulative effect of an accounting change	—	—	17.2	—

Net Income (Loss)	$(110.3)	$ 0.3	$(219.0)	$ 10.9

Basic Earnings Per Share:
Net Income (Loss)	$ (2.67)	$ 0.01	$ (5.30)	$ 0.27

Weighted average shares outstanding (in thousands)	41,288	41,288	41,288	41,288

Diluted Earnings Per Share:
Net Income (Loss)	$ (2.67)	$ 0.01	$ (5.30)	$ 0.27

Weighted average shares outstanding (in thousands)	41,288	41,288	41,288	41,291

Dividends Paid Per Share

	$ —	$ 0.07	$ —	$ 0.14

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions of Dollars, Except Share Amounts)

	June 30, 2001	December 31, 2000

	(Unaudited)	(Note 1)
Assets

Current assets
Cash and cash equivalents	$ 4.6	$ 3.3
Receivables - net	162.3	190.6
Inventories:
Finished and semi-finished products	412.2	420.4
Raw materials and supplies	198.9	225.5

	611.1	645.9
Less: LIFO Reserve	125.9	123.1

	485.2	522.8
Deferred tax assets	34.5	34.5
Other	17.2	16.6

Total current assets	703.8	767.8

Investments in affiliated companies	19.3	18.7

Property, plant and equipment	3,931.3	3,900.3
Less accumulated depreciation	2,465.4	2,383.3

	1,465.9	1,517.0
Other assets	225.3	261.7

	$ 2,414.3	$ 2,565.2

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 231.9	$ 231.7
Current portion of long-term debt	29.8	27.9
Short-term borrowings	166.2	86.5
Accrued liabilities	238.1	243.0

Total current liabilities	666.0	589.1

Long-term debt	510.7	523.3
Other long-term liabilities	742.2	735.1

Stockholders’ equity
Common Stock - par value $.01:
Class A - authorized 30,000,000 shares, issued
and outstanding 22,100,000	0.2	0.2
Class B - authorized 65,000,000 shares; issued
21,188,240	0.2	0.2
Additional paid-in-capital	491.8	491.8
Retained earnings	25.1	244.1
Treasury stock, at cost: 2,000,000 shares	(16.3)	(16.3)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(3.3)	—
Minimum pension liability	(2.3)	(2.3)

Total stockholders’ equity	495.4	717.7

	$ 2,414.3	$2,565.2

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2001	2000

Cash Flows from Operating Activities
Net income (loss)	$ (219.0)	$ 10.9
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	83.9	78.6
Cumulative effect of an accounting change	(17.2)	—
Net gain on disposal of non-core assets	(1.5)	(15.1)
Deferred income taxes	39.0	(0.7)
Changes in assets and liabilities:
Receivables	13.3	(5.1)
Receivables – sold	15.0	—
Inventories	37.6	16.2
Accounts payable	0.2	53.7
Pension liability (net of change in intangible pension asset)	15.9	(35.1)
Postretirement benefits	16.5	15.6
Accrued liabilities	(7.8)	(2.2)
Other	(10.9)	(9.1)

Net Cash Provided by (Used in) Operating Activities	(35.0)	107.7

Cash Flows from Investing Activities

Purchases of property and equipment	(31.1)	(86.9)
Net proceeds from disposal of non-core assets	1.5	15.5

     Net Cash Used in Investing Activities

	(29.6)	(71.4)

Cash Flows from Financing Activities
Debt repayments	(14.5)	(30.8)
Borrowings – net	80.4	—
Dividend payments on common stock	—	(5.7)

     Net Cash Provided by (Used in) Financing Activities

	65.9	(36.5)

Net Increase (Decrease) in Cash and Cash Equivalents	1.3	(0.2)
Cash and cash equivalents at the beginning of the period	3.3	58.4

Cash and cash equivalents at the end of the period	$ 4.6	$ 58.2

Noncash Investing and Financing Activities

Purchase of equipment through capital leases	$ 3.1	$ 6.5

Supplemental Cash Payment Information

Interest and other financing costs paid	$ 31.3	$ 28.6
Income taxes (refunded) paid, net	(17.9)	5.4

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Millions of Dollars)
(Unaudited)

	Common Stock— Class A	Common Stock— Class B	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2000	$ 0.2	$ 0.2	$ 491.8	$ 382.6	$ (16.3)	$ (5.5)	$ 853.0
Comprehensive income (loss):
Net loss				(129.8)			(129.8)
Other comprehensive income (loss): Minimum pension liability						3.2	3.2

Comprehensive loss							(126.6)

Dividends on common stock				(8.7)			(8.7)

Balance at December 31, 2000 (Note 1)	0.2	0.2	491.8	244.1	(16.3)	(2.3)	717.7

Comprehensive income (loss):
Net loss				(219.0)			(219.0)
Other comprehensive income (loss): Cumulative effect of the adoption of SFAS 133						23.8	23.8
Net activity relating to derivative instruments						(27.1)	(27.1)

Comprehensive loss							(222.3)

Balance at June 30, 2001 (Unaudited)	$ 0.2	$ 0.2	$ 491.8	$ 25.1	$ (16.3)	$ (5.6)	$ 495.4

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the Company) presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature. The financial results presented for the three month and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 2000 (the 2000 Form 10-K) contains additional information and should be read in conjunction with this report.

The Company has engaged Ernst & Young LLP to conduct a review of the consolidated financial statements presented herein, in accordance with standards established by the American Institute of Certified Public Accountants. Their review report is included as an exhibit to this Form 10-Q.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the 2000 financial statements have been reclassified to conform to current year presentation.

NOTE 2 — CHANGE IN METHOD OF ACCOUNTING

Effective January 1, 2001, the Company changed its method of accounting for investment gains and losses on pension assets for the calculation of net periodic pension cost. Previously, the Company’s actuary used a method that recognized all realized gains and losses immediately and deferred and amortized all unrealized gains and losses over five years. The Company has decided to change its actuarial method to treat realized and unrealized gains and losses in the same manner. Under the new accounting method, the market value of plan assets will reflect gains and losses at the actuarial expected rate of return. In addition, the difference between actual gains and losses and the amount recognized based on the expected rate of return will be amortized in the market value of plan assets over three years. In management’s opinion, this method of accounting, which is consistent with the practices of many other companies with significant pension assets, will result in improved reporting because the new method more closely reflects the fair value of its pension assets.

The cumulative effect of this change was a credit of $17.2 million recognized in income as of January 1, 2001. There was no income tax expense on the cumulative effect of the change in accounting method. Pension cost for the six months ended June 30, 2001 was $3.4 million less and the net loss was $4.0 million or $0.10 per share less as a result of the change in accounting. The pro forma effect of this change as if it had been made retroactively for the six months ended June 30, 2000 would have been to increase pension cost by $1.0 million and decrease net income by $1.0 million or $0.02 per share.

NOTE 3 — SEGMENT INFORMATION

June 30, 2001				June 30, 2000

Dollars in millions	Steel	All Other	Total	Steel	All Other	Total

Six months ended:
Revenues from external customers	$ 1,254.9	$ 7.7	$ 1,262.6	$ 1,627.2	$ 7.0	$ 1,634.2
Intersegment revenues	257.5	1,291.5	1,549.0	293.4	1,670.1	1,963.5
Segment income (loss) from operations	(65.3)	(101.2)	(166.5)	25.4	(14.2)	11.2

Segment assets	1,637.3	777.0	2,414.3	1,680.5	1,079.0	2,759.5

Three months ended:
Revenues from external customers	$ 669.4	$ 3.8	$ 673.2	$ 795.4	$ 3.7	$ 799.1
Intersegment revenues	133.1	701.2	834.3	148.2	821.4	969.6
Segment income (loss) from operations	(24.1)	(56.9)	(81.0)	4.5	(12.4)	(7.9)

Included in the All Other intersegment revenues for the six month period is $1,188.4 million in 2001 and $1,549.9 million in 2000 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.

NOTE 4 – UNUSUAL ITEMS

During the first six months of 2001, the Company recognized income from unusual items consisting of the following items:

Sale of natural gas derivative contract (see Note 5)
$26.2
Property tax settlements
3.0
Expense related to Staff Retirement Incentive

     Program for Salaried Non-Represented Employees
(1.2)

Unusual items
$28.0

During the second quarter of 2001, the Company recorded an unusual credit of $3.0 million for the settlement of property tax issues at the Company’s Midwest and Great Lakes operations relating to prior tax years.

Additionally, the Company offered a Staff Retirement Incentive Program for certain salaried non-represented employees. The voluntary program, available between March 1, 2001 and May 1, 2001, was offered to support the Company’s efforts to reduce the salaried workforce. The expense results from the additional pension, other postretirement employee benefits and severance liabilities incurred as a result of the employees who accepted the program.

NOTE 5 – DERIVATIVE INSTRUMENTS

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

In order to reduce the uncertainty of price movements with respect to the purchase of zinc, the Company enters into financial derivative instruments in the form of swap contracts and zero cost collars with a major global financial institution. These contracts, which typically mature within one year, have been designated as cash flow hedges. Therefore, these contracts are recorded at their fair value as assets on the balance sheet and any changes in their fair value, to the extent they have been effective as hedges, will be reclassified into earnings in the same periods during which the hedged forecasted transaction affects earnings.

Additionally, the Company had one forward contract for the purchase of natural gas that upon adoption of SFAS 133 was classified as a derivative instrument and recorded at its fair value of $24.9 million. The contract was sold in January 2001 for $26.2 million. Upon the sale of the contract, the resulting gain was recognized as an unusual item.

NOTE 6 – CREDIT ARRANGEMENTS

At June 30, 2001, the Company’s credit arrangements consisted of:

•	a Receivables Purchase Agreement with commitments of up to $200.0 million that expires in September 2002,

•	a $200.0 million revolving credit facility secured by the Company’s inventories (the Inventory Facility) that expires in November 2004, and

•	a $100.0 million revolving credit facility with NUF LLC, a wholly-owned subsidiary of NKK Corporation, the Company’s principal stockholder (the NUF Facility) that expires in February 2002.

On June 30, 2001, there was $91.2 million outstanding under the Inventory Facility. These borrowings bear interest at a bank prime rate or at an adjusted Eurodollar rate plus an applicable margin that varies, depending upon the type of loan the Company executes. At June 30, 2001, the outstanding borrowings under the Inventory Facility had a weighted average annual interest rate of 7.3%.

Outstanding letters of credit under the Receivables Purchase Agreement at June 30, 2001 totaled $25.0 million. In addition, the Company utilized the Receivables Purchase Agreement to sell approximately $110.0 million of trade accounts receivable. The sold accounts receivable are excluded from the consolidated balance sheet at June 30, 2001. Under the Receivables Purchase Agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables and restrictions on concentrations of certain receivables. For 2001, the maximum availability, after reduction for letters of credit and sold accounts receivable, under the Receivables Purchase Agreement varied from zero to $47.0 million. There was $16.2 million available under the Receivables Purchase Agreement at June 30, 2001.

On June 30, 2001, there was $75.0 million outstanding under the NUF Facility. These borrowings also bear interest at a bank prime rate or at an adjusted Eurodollar rate plus an applicable margin that varies, depending upon the type of loan the Company executes. At June 30, 2001, the outstanding borrowings under the NUF Facility had an annual interest rate of 7.5%.

At June 30, 2001, the Company was in compliance with all material covenants of, and obligations under, all debt agreements. Under the most restrictive of the covenants for these debt and certain lease agreements, the Company was prohibited from declaring or paying dividends and has limitations on the amount of capital expenditures and additional debt that can be incurred.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), and similar state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. The Company and certain of its subsidiaries are involved as potentially responsible parties (PRPs) at a number of off-site CERCLA and other environmental cleanup proceedings. At some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability.

The Company has also recorded the reclamation and other costs to restore its coal mines at its shutdown locations to their original and natural state, as required by various federal and state mining statutes.

Since the Company has been conducting steel manufacturing and related operations at numerous locations for over seventy years, the Company potentially may be required to remediate or reclaim any contamination that may be present at these sites. The Company does not have sufficient information to estimate its potential liability in connection with any potential future remediation at such sites. Accordingly, the Company has not accrued for such potential liabilities.

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable reserves or insurance coverages, could have a material adverse effect on the Company’s results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company’s financial condition. During 2001, the Company settled an environmental matter for $7.5 million. The Company has recorded an aggregate environmental liability of approximately $17.9 million and $24.7 million at June 30, 2001 and December 31, 2000, respectively.

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

This commentary should be read in conjunction with the second quarter of 2001 consolidated financial statements and selected notes and the 2000 Form 10-K for a full understanding of our financial condition and results of operations.

Results of Operations – Three Months Ended June 30, 2001 and 2000

Net Sales

Net sales for the second quarter of 2001 decreased $125.9 million, or 16%, compared to the second quarter of 2000. The decrease resulted primarily from a 14% decrease in our average selling price due to depressed market prices and a shift of approximately 4.5% of our shipments from coated and cold rolled products to lower priced hot rolled products. In 2001, shipments in the second quarter decreased 50,000 tons, or 3%, which also negatively impacted our net sales.

Income (Loss) from Operations

We reported an operating loss of $81.0 million for the second quarter of 2001, a decrease of $73.1 million from an operating loss of $7.9 million reported in the corresponding 2000 period. This decrease resulted primarily from lower average selling prices and shipment levels, as noted above. Lower than optimal production volumes, higher natural gas prices and higher depreciation expense continued to have a negative impact on operating results in the second quarter. These items were positively offset by reduced outside steel purchases, lower repair and maintenance spending and our continuing cost reduction efforts. We were pleased that our cost reduction initiatives, including salaried workforce reductions and controlled overtime utilization, resulted in savings of approximately $40 million during the quarter.

During the second quarter of 2001, we recorded a net unusual credit of $2.0 million. The settlement of two property tax issues from prior years resulted in a $3.0 million credit, which was offset by $1.0 million in additional costs relating to the Staff Retirement Incentive Program for certain salaried non-represented employees. (See Note 4 to the financial statements for additional information.)

Net Financing Costs

Net financing costs increased $9.5 million in the second quarter of 2001 as compared to the same period in 2000. The increase is due to lower levels of capitalized interest, higher interest expense resulting from increased levels of short-term borrowings and lower interest income from decreased cash levels in 2001.

Net Gain on Disposal of Non-Core Assets

During the second quarter of 2001, we sold certain assets related to our Granite City Division building products line and certain trademarks used in that business to one of our customers for $1.5 million and recognized a net gain for the full amount of the proceeds.

The $15.1 million net gain on disposal of non-core assets in the second quarter of 2000 resulted from the sale of our 30% equity interest in the Presque Isle Corporation, which operated a limestone quarry. The sale of Presque Isle Corporation resulted from our continued efforts to focus on our core steel operations.

Income Taxes

In the second quarter of 2001, we recorded a non-cash tax expense of $14.4 million utilizing a negative effective tax rate of 15%. After reviewing our future taxable income and tax planning strategies, we determined that the use of a negative effective tax rate was necessary in order to increase our valuation allowance on our deferred tax asset. This change in the effective tax rate, from a rate of 5% in 2000, adversely impacted second quarter 2001 results by approximately $19 million or $0.46 per share (basic and diluted) as compared to the year earlier quarter.

Results of Operations – Six Months Ended June 30, 2001 and 2000

Net Sales

Net sales for the first six months of 2001 decreased $371.6 million, or 23%, compared to the first six months of 2000. The decrease resulted from a 416,000 ton, or 12%, decrease in shipments as compared to the record shipments in the year earlier period and lower average selling prices. A 12% decrease in average selling prices resulted from a combination of depressed market prices and a change in our product mix toward lower value-added hot rolled products. Depressed economic conditions as well as the continuing impact of high levels of low-priced imported steel products and the resulting high inventory levels at our customers affected our shipments and pricing.

Income (Loss) from Operations

We reported an operating loss of $166.5 million for the first six months of 2001, a decrease of $177.7 million from operating income of $11.2 million reported in the corresponding 2000 period. This decrease results primarily from depressed sales levels and prices, as discussed above. Production volumes fell below optimal levels to cover our fixed production costs, which negatively impacted the first half of 2001. Natural gas costs remained high, exceeding the prior year by approximately $32 million. Depreciation expense also increased by approximately $5 million due to prior year capital additions including the new hot dip galvanized facility that began production at the end of the second quarter of 2000. Partially offsetting these items were savings of approximately $54 million from our cost reduction efforts during the first six months of 2001.

In the first six months of 2001, we recognized a net unusual credit of $28.0 million relating to the sale of a natural gas derivative contract and property tax settlements offset slightly by certain expenses relating to a Staff Retirement Incentive Program for Salaried Non-Represented Employees.

•	In January, we sold a long-term contract to purchase natural gas for $26.2 million. This contract allowed for the purchase of approximately 7% of our annual requirements at contractual prices significantly below current spot market prices. The elimination of this contract will lead to increased costs of approximately $2 million per quarter in 2001 as we fulfill our ongoing gas requirements.

•	During the second quarter of 2001, we recorded an unusual credit of $3.0 million relating to the settlement of two property tax issues.

•	The Retirement Incentive Program is one of our efforts to reduce our salaried workforce. The $1.2 million expense relates to additional pension, other postretirement benefits and severance liabilities for employees who volunteered to accept the Retirement Incentive Program.

See Note 4 to the financial statements for additional information.

Accounting Change

Effective January 1, 2001, we changed our method of accounting for investment gains and losses on pension assets used in the calculation of net periodic pension cost. The cumulative effect of this change on prior periods was a credit of $17.2 million. The net loss in the six months of 2001 improved by $4.0 million or $0.10 per share (basic and diluted) as a result of lower pension expense due to this accounting change. Net income for the first half of 2000 would have been negatively impacted by $1.0 million or $0.02 per share (basic and diluted) had this accounting change been applied retroactively. This accounting change is discussed in further detail in Note 2 to the financial statements.

Net Financing Costs

Net financing costs increased $16.9 million in the first half of 2001 as compared to the same period in 2000. Approximately $10 million of the increase relates to lower capitalized interest in 2001 as compared to the same period in 2000 during which time the new hot dip galvanizing facility was under construction. Additionally, higher levels of short-term borrowings increased our interest costs and lower levels of cash and cash equivalents reduced our interest income during 2001.

Income Taxes

In the first six months of 2001, we recorded a non-cash tax expense of $39.5 million utilizing a negative effective tax rate of 25% in the first quarter and 15% in the second quarter. After reviewing our future taxable income and tax planning strategies, we determined that the use of a negative effective tax rate was necessary in order to increase our valuation allowance on our deferred tax asset. This change in the effective tax rate, from a rate of 5% in 2000, adversely impacted 2001 year to date results by approximately $49 million or $1.19 per share (basic and diluted) as compared to the year earlier period.

Liquidity and Sources of Capital

Our liquidity needs arise primarily from working capital requirements, capital investments, principal and interest payments on our indebtedness, and pension funding requirements. We have satisfied these liquidity needs with funds provided from borrowings, the sale of trade accounts receivable, the sale of non-core assets and cash provided by operations. Additionally, in the first six months of 2001, we received $18.6 million in federal income tax refunds.

Our short-term credit arrangements consist of:

•	a Receivables Purchase Agreement with commitments of up to $200.0 million which has an expiration date of September 2002,

•	a $200.0 million credit facility secured by our inventories which expires in November 2004, and

•	a $100.0 million revolving credit facility with NUF LLC, a wholly-owned subsidiary of NKK Corporation, the Company’s principal stockholder which expires in February 2002.

At June 30, 2001, we had total liquidity, which includes cash balances plus available borrowing capacity under these facilities, of $151.7 million as compared to $112 million at December 31, 2000.

At June 30, 2001, total debt as a percentage of total capitalization increased to 58.8% as compared to 47.0% at December 31, 2000 resulting from additional short-term borrowings and reduced stockholders’ equity due to net losses. Cash and cash equivalents totaled $4.6 million at June 30, 2001, as compared to $3.3 million at December 31, 2000.

We are currently in compliance with all material covenants of, and obligations under, our various debt instruments. On June 30, 2001, cash borrowings outstanding under our short-term facilities were $91.2 million under the Inventory Facility with a weighted average annual interest rate of 7.3% and $75.0 million under the NUF Facility with an annual interest rate of 7.5%.

In addition, the Company utilized the Receivables Purchase Agreement to sell approximately $110 million of trade accounts receivable. The sold accounts receivable are excluded from the consolidated balance sheet. We also had $25.0 million in outstanding letters of credit under the Receivables Purchase Agreement at June 30, 2001. For

2001, the maximum availability under the Receivables Purchase Agreement, after reduction for letters of credit outstanding and sold accounts receivable, varied from zero to $47.0 million and was $16.2 million as of June 30, 2001.

Cash Flows from Operating Activities

For the six months ended June 30, 2001, cash used in operating activities amounted to $35.0 million, which is primarily attributable to the net loss partially offset by non-cash charges for depreciation and deferred income taxes as well as the positive effects from changes in assets and liabilities. These positive impacts result from reduced inventories and receivables, including the additional sale of receivables, and increases in certain liability accounts. Our inventories decreased by $37.6 million as we continue to focus on reducing our raw material and steel inventories.

Cash Flows from Investing Activities

Capital investments for the six months ended June 30 amounted to $31.1 million in 2001 and $86.9 million in 2000. The 2001 spending includes the replacement of a BOF steam drum at Great Lakes, new computer systems, and various other small projects. Additionally, $3.1 million of machinery and equipment was acquired at the National Steel Pellet Company through a three-year capital lease during the second quarter of 2001. We plan to invest approximately $35 million for capital expenditures during the remainder of 2001 as we continue to control this use of cash.

During the second quarter of 2001, we sold certain assets related to our Granite City Division building products line and certain trademarks used in that business to one of our customers for $1.5 million and recognized a net gain for the full amount of the proceeds. During the second quarter of 2000, we sold our 30% equity interest in the Presque Isle Corporation and received proceeds of $15.5 million (net of expenses). The proceeds were used for general corporate purposes.

Cash Flows from Financing Activities

During the first six months of 2001, net cash provided by financing activities amounted to $65.9 million. Financing activities included additional short-term borrowings offset by scheduled debt payments.

Forward Looking Information

We anticipate that the remainder of 2001 will continue to be difficult for us, but will show improvements over the first half of the year. We expect that our average selling prices will modestly increase during the third and fourth quarters mainly as the result of improved value-added product mix, but will remain below 2000 levels due to continuing depressed market conditions. Although we believe that the Bush Administration’s Section 201 initiatives could have a positive impact on our average selling prices, we do not anticipate that this will impact our earnings until late in the year or early next year. We also expect to see shipment levels gradually rise throughout the year to levels approximately 5% to 7% higher than levels reported in the first half of the year. Costs are also expected to improve as natural gas prices continue to fall, production volumes increase and from the continuing impact of our cost reduction efforts. However, we do not believe that these improvements will be significant enough to result in operating income for any reporting period during 2001.

Our liquidity position continues to be a focus for us as well. We believe that we will need to further utilize our short-term borrowing facilities during the third quarter, but will see improvements in the availability under our Receivables Purchase Agreement as sales begin to rebound. We are currently in discussions with the banks participating in our Inventory Facility regarding a potential third quarter covenant violation and are optimistic that it will be resolved favorably. We believe, however, that our future liquidity remains dependent on our sources of financing, possible assets sales, our operating performance and overall economic conditions.

Other

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement (SFAS) No. 142, Goodwill and Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. We will adopt SFAS No. 142 on January 1, 2002 as required, and do not expect a material effect on our consolidated financial statements.

On April 1, 2001 we adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement was effective for transfers and servicing of financial assets occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material effect on our consolidated financial statements or liquidity.

On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, we recognized the fair value of all financial derivative contracts as an asset of $23.8 million. This amount was recorded on the balance sheet as an asset and an adjustment to accumulated other comprehensive income within stockholders’ equity. The adoption of SFAS 133 had no impact on net income.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Statements made in our reports, such as this Form 10-Q, in press releases and in statements made by employees in oral discussions, that are not historical facts constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward looking statements, by their nature, involve risk and uncertainty. A variety of factors could cause business conditions and our actual results and experience to differ materially from those we expect or expressed in our forward looking statements. These factors include, but are not limited to, the following:

1.   Changes in market prices and market demand for our products;

2.   Changes in our mix of products sold;

3.   Changes in the costs or availability of the raw materials and other supplies used by us in the manufacture of our products;

4.   Equipment failures or outages at our steelmaking and processing facilities;

5.  Losses of customers;

6.   Changes in the levels of our operating costs and expenses;

7.   Collective bargaining agreement negotiations, strikes, labor stoppages or other labor difficulties;

8.   Actions by our competitors, including domestic integrated steel producers, foreign competitors, mini-mills and manufacturers of steel substitutes, such as plastics, aluminum, ceramics, glass, wood and concrete;

9.   Changes in industry capacity;

10. Changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation;

11. Worldwide changes in trade, monetary or fiscal policies including changes in interest rates;

12.Changes in the legal and regulatory requirements applicable to us; and

13. The effects of extreme weather conditions.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Trade Litigation

This matter was reported in the Company’s 2000 Form 10-K and Form 10-Q for the first quarter of 2001 and relates to several proceedings against unfair trade practices. The proceedings originated with petitions filed by the Company and a number of other U.S. steel producers with the Department of Commerce (the DOC) and the International Trade Commission (the ITC).

On July 24, 2001 the Appellate Body of the World Trade Organization (the WTO) affirmed in part and reversed in part findings by a WTO dispute settlement panel that certain aspects of the DOC’s calculation of the dumping margin in the 1998-1999 investigation of hot-rolled carbon steel flat products (Hot-Rolled Steel) from Japan violated the United States’ international obligations. The Appellate Body also found that certain aspects of the ITC’s injury determination violated the United States’ international obligations. It is not yet known how the United States will respond to this decision.

Regarding the Hot-Rolled Steel investigations that were initiated in 2000, on July 16, 2001 the DOC made a final determination that Hot-Rolled Steel from Argentina had been dumped and subsidized, and that Hot-Rolled Steel from South Africa had been dumped. Final ITC determinations in those investigations are scheduled to be made in August 2001. Final DOC determinations in the other investigations are expected to be made in September 2001, with final ITC determinations being made thereafter.

On June 22, 2001, the United States Trade Representative, on behalf of the President, requested that the ITC conduct an investigation of steel imports pursuant to Section 201 of the Trade Act of 1974. If the ITC determines through its investigation that increasing imports are threatening to cause or are a substantial cause of serious injury to the domestic steel industry, it will make a recommendation regarding relief. The President has discretion to determine whether to provide relief and, if so, what form it will take. The ITC is expected to make its injury determination late in 2001.

Detroit Water and Sewerage Department NOVs

This matter was reported in the Company’s 2000 Form 10-K and Form 10-Q for the first quarter of 2001 and involves certain notices of violation (NOVs) issued to the Company’s Great Lakes Division by the Detroit Water and Sewerage Department (the DWSD), alleging that the Company’s discharge to the DWSD contained levels of zinc, cyanide and mercury in excess of the permitted limits. Additional NOVs have been issued by the DWSD to the Company (i) on April 19, 2001, alleging one exceedance of the mercury limit in February 2001 and two exceedances of the zinc limit in March 2001; (ii) on May 17, 2001, alleging one exceedance of the mercury limit in March 2001; and (iii) on June 8, 2001, alleging four exceedances of the mercury limit in April 2001 and one in May 2001. Negotiations are ongoing with the DWSD.

U. S. Environmental Protection Agency Administrative Complaint - SPCC Plan Violations

On April 25, 2001, the U.S. Environmental Protection Agency filed an Administrative Complaint which alleges violations of the Clean Water Act as a result of certain deficiencies in the Company’s Spill Prevention Control and Countermeasure (SPCC) Plan for its Zug Island facility in River Rouge, Michigan. The Complaint proposes a civil penalty of $136,864.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Set forth below are the results of the vote on the matters which were submitted to a vote of the Company’s stockholders at the Annual Meeting of Stockholders which was held on May 7, 2001:

          (1) Election of Directors. The following individuals were elected to serve as directors of the Company, for a term expiring on the date of the 2002 Annual Meeting of Stockholders, by the following vote:

Name	Number of Votes For	Number of Votes Withheld
Arthur H. Aronson	56,919,606	377,042
Edsel D. Dunford	56,927,578	369,070
Mitsuoki Hino	56,957,060	339,588
Frank J. Lucchino	56,857,547	439,101
Bruce K. MacLaury	56,920,365	376,283
Mineo Shimura	56,321,145	975,503
Hisashi Tanaka	56,951,404	345,244
Akira Uemura	56,919,170	377,478
Sotaro Wakabayashi	56,279,358	1,017,290

          (2) Ratification of Independent Auditors. The appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2001 was ratified by the following vote:

Number of Votes For	Number of Votes Against	Number of Abstentions
57,056,551	92,658	147,439

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     See attached Exhibit Index

(b)     Reports on Form 8-K

          The Company filed a report on Form 8-K dated May 3, 2001 reporting on Item 5, Other Events and
          Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL STEEL CORPORATION

BY /s/ John A. Maczuzak
John A. Maczuzak
President and Chief Operating Officer

BY /s/ Kirk A. Sobecki
Kirk A. Sobecki
Corporate Controller (Principal Accounting Officer)

Date: August 10, 2001

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

For the quarterly period ended June 30, 2001

10-A	Amendment dated May 8, 2001 to Employment Contract dated as of August 1, 1998 between National Steel Corporation and John F. Kaloski

10-B	Amendment No. 5 to $200,000,000 Credit Agreement dated as of November 19, 1999 among the Company, Citicorp USA, Inc., as Administrative Agent, The Fuji Bank Limited, as Syndication Agent and Arranger, Salomon Smith Barney Inc., as Book Manager and Arranger, and the other lenders party thereto.

10-C	Amendment No. 1 to $100 Million Subordinated Credit Agreement dated February 28, 2001 between NUF LLC and the Company.

15-A	Independent Accountants’ Review Report

15-B	Acknowledgment Letter on Unaudited Interim Financial Information