Form 10-Q
period 2001-09-30
NATIONAL STEEL CORP
filed 2001-11-14
CIK 70578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

212-273-7000
(Registrant’s telephone number, including area code):

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No  ☐

The number of shares outstanding of the Registrant’s Common Stock $.01 par value, as of November 1, 2001, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net Sales	$637.0	$ 693.1	$1,899.6	$2,327.3
Cost of products sold	670.3	670.8	1,976.8	2,141.8
Selling, general and administrative expense	30.6	34.2	98.6	108.9
Depreciation	42.2	38.3	126.1	116.9
Equity income of affiliates	(1.0)	(0.9)	(2.3)	(2.2)
Unusual items (credit)	10.9	—	(17.1)	—

Loss from Operations	(116.0)	(49.3)	(282.5)	(38.1)
Other (income) expense:
Interest and other financial income	(0.3)	(0.6)	(1.1)	(3.6)
Interest and other financial expense	16.3	11.6	48.8	29.4
Net gain on disposal of non-core assets and other related activities	(0.9)	—	(2.4)	(15.1)

	15.1	11.0	45.3	10.7

Loss before Income Taxes, Extraordinary Item and Cumulative Effect of Change in Accounting Principle	(131.1)	(60.3)	(327.8)	(48.8)
Income tax expense (credit)	19.7	(3.0)	59.2	(2.4)

Loss from Continuing Operations before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	(150.8)	(57.3)	(387.0)	(46.4)
Extraordinary item	(2.0)	—	(2.0)	—
Cumulative effect of change in accounting principle	—	—	17.2	—

Net Loss	$(152.8)	$ (57.3)	$ (371.8)	$ (46.4)

Basic and Diluted Earnings Per Share:
Continuing operations	$ (3.65)	$ (1.39)	$ (9.37)	$ (1.12)
Extraordinary item	(0.05)	—	(0.05)	—
Cumulative effect of change in accounting principle	—	—	0.42	—

Net loss	$ (3.70)	$ (1.39)	$ (9.00)	$ (1.12)

Weighted average shares outstanding (in thousands)	41,288	41,288	41,288	41,288

Dividends Paid Per Common Share Outstanding	$ —	$ 0.07	$ —	$ 0.21

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Millions of Dollars, Except Share Amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)	(Note 1)
Assets
Current assets
Cash and cash equivalents	$ 5.1	$ 3.3
Receivables—net	273.8	190.6
Inventories:
Finished and semi-finished products	396.0	420.4
Raw materials and supplies	206.4	225.5

	602.4	645.9
Less: LIFO Reserve	125.6	123.1

	476.8	522.8
Deferred tax assets	34.5	34.5
Other	20.6	16.6

Total current assets	810.8	767.8
Investments in affiliated companies	20.1	18.7
Property, plant and equipment	3,922.4	3,900.3
Less accumulated depreciation	2,503.1	2,383.3

	1,419.3	1,517.0
Other assets	210.8	261.7

	$2,461.0	$2,565.2

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 223.2	$ 231.7
Current portion of long-term obligations	29.5	27.9
Short-term borrowings	100.0	86.5
Accrued liabilities	238.7	243.0

Total current liabilities	591.4	589.1
Long-term obligations	770.6	523.3
Postretirement benefits other than pensions	476.1	452.4
Other long-term liabilities	280.8	282.7
Commitments and Contingencies
Stockholders’ equity
Common Stock—par value $.01:
Class A—authorized 30,000,000 shares, issued and outstanding 22,100,000	0.2	0.2
Class B—authorized 65,000,000 shares; issued 21,188,240	0.2	0.2
Additional paid-in-capital	491.8	491.8
Retained earnings (deficit)	(127.7)	244.1
Treasury stock, at cost: 2,000,000 shares	(16.3)	(16.3)
Accumulated other comprehensive loss:
Unrealized loss on derivative instruments	(3.8)	—
Minimum pension liability	(2.3)	(2.3)

Total stockholders’ equity	342.1	717.7

	$2,461.0	$2,565.2

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash Flows from Operating Activities
Net loss	$(371.8)	$ (46.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	126.1	116.9
Unusual item	10.9	—
Extraordinary item	2.0	—
Cumulative effect of an accounting change	(17.2)	—
Net gain on disposal of non-core assets	(2.4)	(15.1)
Deferred income taxes	59.0	(3.4)
Changes in assets and liabilities:
Receivables	12.1	44.5
Receivables—sold	(95.0)	70.0
Inventories	46.0	(28.5)
Accounts payable	(8.5)	57.8
Pension liability (net of change in intangible pension asset)	23.8	(53.1)
Postretirement benefits	23.7	19.6
Accrued liabilities	(7.4)	(8.9)
Other	(19.8)	2.2

Net Cash Provided by (Used in) Operating Activities	(218.5)	155.6
Cash Flows from Investing Activities
Purchases of property and equipment	(40.9)	(176.3)
Net proceeds from disposal of non-core assets	1.9	16.9

Net Cash Used in Investing Activities	(39.0)	(159.4)
Cash Flows from Financing Activities
Debt repayments	(22.9)	(38.0)
Borrowings—net	282.2	—
Dividend payments on common stock	—	(8.7)

Net Cash Provided by (Used in) Financing Activities	259.3	(46.7)

Net Increase (Decrease) in Cash and Cash Equivalents	1.8	(50.5)
Cash and cash equivalents at the beginning of the period	3.3	58.4

Cash and cash equivalents at the end of the period	$ 5.1	$ 7.9

Noncash Investing and Financing Activities
Purchase of equipment through capital leases	$ 3.1	$ 7.9

Supplemental Cash Flow Information
Cash paid during the year for:
Interest and other financing costs	$ 55.6	$ 49.0
Income taxes refunded, net	(17.7)	(3.8)

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Millions of Dollars)
(Unaudited)

	Common Stock— Class A	Common Stock— Class B	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2000	$0.2	$0.2	$491.8	$382.6	$(16.3)	$ (5.5)	$853.0
Comprehensive income (loss):
Net loss				(129.8)			(129.8)
Other comprehensive income:
Minimum pension liability						3.2	3.2

Comprehensive loss							(126.6)

Dividends on common stock				(8.7)			(8.7)

Balance at December 31, 2000 (Note 1)	0.2	0.2	491.8	244.1	(16.3)	(2.3)	717.7
Comprehensive income (loss):
Net loss				(371.8)			(371.8)
Other comprehensive income (loss):
Cumulative effect of the adoption of SFAS 133						23.8	23.8
Net activity relating to derivative instruments						(27.6)	(27.6)

Comprehensive loss							(375.6)

Balance at September 30, 2001 (Unaudited)	$0.2	$0.2	$491.8	$(127.7)	$(16.3)	$ (6.1)	$342.1

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 (Unaudited)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the “Company”) presented herein are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods indicated. All such adjustments made were of a normal recurring nature except for the items discussed in Notes 2, 4 and 5. The financial results presented for the three month and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”) contains additional information and should be read in conjunction with this report.

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

NOTE 2—CHANGE IN ACCOUNTING PRINCIPLE

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

The cumulative effect of this change was a credit of $17.2 million recognized in income as of January 1, 2001. There was no income tax expense on the cumulative effect of the change in accounting method. Pension cost for the nine months ended September 30, 2001 was $5.0 million less and the net loss was $6.0 million or $0.15 per share less as a result of the change in accounting. The pro forma effect of this change as if it had been made retroactively for the nine months ended September 30, 2000 would have been to increase pension cost by $1.4 million and decrease net income by $1.3 million or $0.03 per share.

NOTE 3—SEGMENT INFORMATION

	September 30, 2001			September 30, 2000
	Steel	All Other	Total	Steel	All Other	Total
	Dollars in millions
Nine months ended:
Revenues from external customers	$1,887.0	$ 12.6	$1,899.6	$2,317.0	$ 10.3	$2,327.3
Intersegment revenues	377.2	1,694.1	2,071.3	427.7	2,412.2	2,839.9
Segment income (loss) from operations	(137.1)	(145.4)	(282.5)	89.0	(127.1)	(38.1)
Segment assets	1,601.1	859.9	2,461.0	1,762.1	914.3	2,676.4
Three months ended:
Revenues from external customers	$ 632.1	$ 4.9	$ 637.0	$ 689.8	$ 3.3	$ 693.1
Intersegment revenues	119.7	402.6	522.3	134.3	742.1	876.4
Segment loss from operations	(71.8)	(44.2)	(116.0)	(13.1)	(36.2)	(49.3)

Included in the “All Other” intersegment revenues for the nine month period is $1,524.0 million in 2001 and $2,224.2 million in 2000 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.

NOTE 4—UNUSUAL ITEMS

During the first nine months of 2001, the Company recognized income from unusual items consisting of the following items:

Gain on sale of natural gas derivative contract (see Note 6)	$ 26.2
Property tax settlements	3.0
Expense related to Staff Retirement Incentive Program for Salaried Non-Represented Employees	(1.2)
Write-off of computer system costs	(10.9)

Unusual items	$ 17.1

In the third quarter of 2001, the Company completed an evaluation of certain of its computer system software that is in the process of installation. As a result of this evaluation and a reduction in the Company’s capital spending plan, it was determined that certain aspects of projects in process will not be completed or will be delayed indefinitely. This evaluation resulted in a write-off of previously capitalized computer software installation costs of $10.9 million.

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

NOTE 5—EXTRAORDINARY ITEM

On September 28, 2001, the Company closed on a new $450 million credit facility (“Credit Facility”) secured by both accounts receivable and inventory which expires in September 2004. This Credit Facility replaced the old $200 million Receivables Purchase Agreement with an expiration date of September 2002 and the $200 million revolving credit facility secured by the Company’s inventories (the “Inventory Facility”) with an expiration date of November 2004. As a result, the Company recorded an extraordinary charge of $2.0 million with respect to the write-off of unamortized debt issuance costs in connection with the extinguishment of debt.

NOTE 6—DERIVATIVE INSTRUMENTS

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

NOTE 7—CREDIT ARRANGEMENTS

On September 28, 2001 the Company closed on a new $450 million Credit Facility secured by both accounts receivable and inventory which expires in September 2004. The Credit Facility replaces the Receivables Purchase Agreement with commitments of up to $200.0 million that was to expire in September 2002 and a $200.0 million Inventory Facility that was to expire in November 2004. The Credit Facility is in addition to a $100.0 million revolving credit facility with NUF LLC, a wholly-owned subsidiary of NKK Corporation, the Company’s principal stockholder (the “NUF Facility”) that expires in February 2002.

Prior to the closing of the Credit Facility, the Company had utilized the Receivables Purchase Agreement to sell $110 million of trade accounts receivable and had borrowed $128.6 million under the Inventory Facility. Upon the closing of the Credit Facility, we purchased the previously sold trade accounts receivable and repaid the outstanding Inventory Facility borrowings.

On September 30, 2001, there was $268.1 million outstanding under the Credit Facility. These borrowings bear interest at a bank prime rate or at an adjusted Eurodollar rate plus an applicable margin that varies, depending upon the type of loan the Company executes. At September 30, 2001, the outstanding borrowings under the Credit Facility had an annual interest rate of 8.25%.

Under the Credit Facility, the maximum amount available from time to time is subject to change based on the level of eligible receivables and inventory and restrictions on concentrations of certain receivables. At September 30, 2001, the maximum amount available, after reduction for letters of credit and outstanding borrowings, was $157.8 million subject to the minimum liquidity requirements set forth below.

On September 30, 2001, there was $100.0 million outstanding under the NUF Facility. These borrowings also bear interest at a bank prime rate or at an adjusted Eurodollar rate plus an applicable margin that varies, depending upon the type of loan the Company executes. At September 30, 2001, the outstanding borrowings under the NUF Facility had an annual interest rate of 6.9%.

At September 30, 2001, the Company was in compliance with all material covenants of, and obligations under, all debt agreements. Under the most restrictive of the covenants for these debt and certain lease agreements, the Company is prohibited from declaring or paying dividends, has limitations on the amount of capital expenditures and additional debt that can be incurred, has limitations on the repayment of the NUF Facility and has a minimum liquidity requirement of $75 million. NUF has agreed with the lenders under the Credit Facility to refrain from demanding repayment of the NUF Facility until such time as the conditions to such repayment contained in the Credit Facility are met. The Company believes that the conditions to such repayment will not be met in the short term.

NOTE 8—ENVIRONMENTAL AND LEGAL PROCEEDINGS

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable reserves or insurance coverages, could have a material adverse effect on the Company’s results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company’s financial condition. The Company has recorded an aggregate environmental liability of approximately $17.7 million and $24.7 million at September 30, 2001 and December 31, 2000, respectively. During 2001, the Company settled an environmental matter for $7.5 million.

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

NOTE 9—OTHER COMMITMENTS AND CONTINGENCIES

In the third quarter, Bethlehem Steel Corporation (Bethlehem) filed for Chapter 11 protection under U.S. bankruptcy laws. The Company has a 50% interest in a joint venture coating facility with Bethlehem and a 13% interest in a joint venture family health care facility with Bethlehem and another steel company. The Company is uncertain what effect, if any, the Bethlehem bankruptcy will have on its future earnings and financial position.

On December 31, 2000, LTV Steel Company, Inc. (LTV) filed for Chapter 11 protection under U.S. bankruptcy laws. The Company is jointly liable with LTV for environmental clean-up and certain retiree benefit costs related to the closed Donner Hanna Coke plant. The Company is uncertain what effect, if any, the LTV bankruptcy will have on its future earnings and financial position.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

This commentary should be read in conjunction with the third quarter of 2001 consolidated financial statements and selected notes and the 2000 Form 10-K for a full understanding of our financial condition and results of operations.

Results of Operations—Three Months Ended September 30, 2001 and 2000

Net Sales

Net sales for the third quarter of 2001 decreased $56.1 million, or 8%, compared to the third quarter of 2000. The decrease resulted from a $71 per ton or 15% decrease in our average selling price due to depressed market prices and a shipment mix change from coated and cold rolled products to lower priced hot rolled products. Partially offsetting the average selling price impact was an increase in shipments of 102,000 tons or 7%.

Income (Loss) from Operations

We reported an operating loss of $116.0 million for the third quarter of 2001, a decrease of $66.7 million compared to the corresponding 2000 period. This decrease resulted primarily from lower selling prices discussed above and an unusual item of $10.9 million that was recorded this year. The unusual item relates to the write-off of a portion of a computer system that we decided not to install at this time (see Note 4 to the financial statements for additional information). In addition, higher shipment volumes, increases in the price of energy and raw materials (primarily natural gas prices) and the underabsorption of fixed costs related to lower production volumes resulted in higher costs. Bad debt of $1.4 million was expensed during the third quarter most of which was for one customer that filed for bankruptcy protection. Improved yields, decreased material usage, an improved cost mix, reduced employee levels and lower spending partially offset the impact discussed above.

Net Financing Costs

Net financing costs increased $5 million in the third quarter of 2001 as compared to the same period in 2000. The increase is due to lower levels of capitalized interest and higher interest expense resulting from increased levels of short-term borrowings in 2001.

Net Gain on Disposal of Non-Core Assets

During the third quarter of 2001, we sold property and certain assets related to a discontinued pickling operation and recognized a net gain of $0.9 million.

Income Taxes

In the third quarter of 2001, we recorded a non-cash tax expense of $19.7 million utilizing a negative effective tax rate of 15%. After reviewing our future taxable income and tax planning strategies, we determined that the use of a negative effective tax rate was necessary in order to increase our valuation allowance on our deferred tax asset. This change in the effective tax rate, from a rate of positive 5% in 2000, adversely impacted third quarter 2001 results by approximately $26 million or $0.64 per share (basic and diluted) as compared to the year earlier quarter.

Extraordinary Item

On September 28, 2001 we closed on a new $450 million credit facility (“Credit Facility”) secured by both accounts receivable and inventory which expires in September 2004. The Credit Facility replaced our previous $200 million Receivables Purchase Agreement with an expiration date of September 2002 and the $200 million revolving credit facility secured by our inventories (“Inventory Facility”) with an expiration date of November 2004. As a result, we recorded an extraordinary charge of $2.0 million with respect to the write-off of unamortized debt issuance costs in connection with the extinguishment of debt. (See Note 5 to the financial statements for additional information.)

Results of Operations—Nine Months Ended September 30, 2001 and 2000

Net Sales

Net sales for the first nine months of 2001 decreased $427.7 million, or 18%, compared to the first nine months of 2000. The decrease resulted from a $63 per ton, or 14% decrease in average selling prices and a 313,000 ton, or 7%, decrease in shipments. The decrease in average selling prices resulted from a combination of depressed market prices and a change in our product mix toward lower value-added hot rolled and non-prime products. Economic conditions as well as the continuing impact of high levels of low-priced imported steel products and the resulting high inventory levels at our customers affected our shipments and pricing.

Income (Loss) from Operations

We reported an operating loss of $282.5 million for the first nine months of 2001, a decrease of $244.4 million from the corresponding 2000 period. This decrease results primarily from depressed sales levels and prices, as discussed above. The underabsorption of fixed costs related to lower production volumes negatively impacted the first nine months of 2001. Natural gas costs remained high, exceeding the prior year by approximately $40 million. Depreciation expense also increased by approximately $9 million due to prior year capital additions including the new hot dip galvanized facility that began production at the end of the second quarter of 2000. Partially offsetting these items were savings of approximately $108 million or $24 per ton from our cost reduction efforts during the first nine months of 2001. Our production costs have been reduced by $98 million and Selling, General and Administration expenses were $10 million lower than last year. Labor cost, material expenses, and other spending were the primary drivers of the reduction. Some of our accomplishments include the reduction of overtime by over 37% compared to average levels in the prior year, the elimination of approximately 700 employees, which is 8% of our workforce, and reductions in other spending.

In addition, in the first nine months of 2001, we recognized an aggregate $17.1 million of unusual credits. This was related to the sale of a natural gas derivative contract and favorable property tax settlements. These positive items were partially offset by certain expenses relating to a Staff Retirement Incentive Program for Salaried Non-Represented Employees and the write-off of a portion of a partially installed computer system (see Note 4 to the financial statements for additional information).

Net Gain on Disposal of Non-Core Assets

During the first nine months of both years, we sold certain non-core assets and recorded net gains on the disposals. In the third quarter of 2001, we sold property and certain assets related to a discontinued pickling operation and in the second quarter we sold certain assets related to our Granite City Division building products line and certain trademarks used in that business to one of our customers. The combined net gain that we recognized was $2.4 million. During the second quarter of 2000, we sold our 30% equity interest in the Presque Isle Corporation and received proceeds of $16.9 million (net of expenses) and recognized a net gain of $15.1 million.

Net Financing Costs

Net financing costs increased $21.9 million in the first nine months of 2001 as compared to the same period in 2000. Approximately $13 million of the increase relates to lower capitalized interest in 2001 as compared to the same period in 2000 during which time the new hot dip galvanizing facility was under construction. Additionally, higher levels of short-term borrowings increased our interest costs and lower levels of cash and cash equivalents reduced our interest income during 2001.

Income Taxes

In the first nine months of 2001, we recorded a non-cash tax expense of $59.2 million utilizing an average negative effective tax rate of 18.1%. After reviewing our future taxable income and tax planning strategies, we determined that the use of a negative effective tax rate was necessary in order to increase our valuation allowance on our deferred tax asset. This change in the effective tax rate, from a rate of positive 5% in 2000, adversely impacted 2001 year to date results by approximately $76 million or $1.83 per share (basic and diluted) as compared to the year earlier period.

Extraordinary Item

On September 28, 2001 we closed on a new $450 million Credit Facility secured by both accounts receivable and inventory which expires in September 2004. The Credit Facility replaced our previous $200 million Receivable Purchase Agreement with an expiration date of September 2002 and the $200 million Inventory Facility with an expiration date of November 2004. As a result, we recorded an extraordinary charge of $2.0 million with respect to the write-off of unamortized debt issuance costs in connection with the extinguishment of debt. (See Note 5 to the financial statements for additional information.)

Accounting Change

Effective January 1, 2001, we changed our method of accounting for investment gains and losses on pension assets used in the calculation of net periodic pension cost. The cumulative effect of this change on prior periods was a credit of $17.2 million. The net loss in the nine months of 2001 improved by $6 million or $0.15 per share (basic and diluted) as a result of lower pension expense due to this accounting change. Net income for the first nine months of 2000 would have been negatively impacted by $1.3 million or $0.03 per share (basic and diluted) had this accounting change been applied retroactively. This accounting change is discussed in further detail in Note 2 to the financial statements.

Liquidity and Sources of Capital

Our liquidity needs arise primarily from working capital requirements, capital investments, principal and interest payments on our indebtedness, and pension funding requirements. We have satisfied these liquidity needs with funds provided from borrowings, the sale of trade accounts receivable, the sale of non-core assets and cash provided by operations. Additionally, in the first nine months of 2001, we received $18.2 million in federal income tax refunds.

On September 28, 2001 we closed on a new $450 million Credit Facility secured by both accounts receivable and inventory which expires in September 2004. The Credit Facility replaces the Receivables Purchase Agreement with commitments of up to $200.0 million that was to expire in September 2002 and a $200.0 million Inventory Facility that was to expire in November 2004. This Credit Facility is in addition to a $100.0 million revolving credit facility with NUF LLC, a wholly-owned subsidiary of NKK Corporation, our principal stockholder (the “NUF Facility”) that expires in February 2002.

Under the Credit Facility, the maximum amount available from time to time is subject to change based on the level of eligible receivables and inventory and restrictions on concentrations of certain receivables. At September 30, 2001, the maximum amount available, subject to a $75 million minimum liquidity requirement, after reduction for letters of credit and outstanding borrowings, was $157.8 million. Total liquidity, which includes cash balances plus available borrowing capacity under the Credit Facility, was $159.7 million as compared to $112 million at December 31, 2000.

We are currently in compliance with all material covenants of, and obligations under, our various debt instruments. On September 30, 2001, cash borrowings outstanding under our credit facility were $268.1 million with an annual interest rate of 8.25% and $100 million under the NUF Facility with an annual interest rate of 6.9%.

At September 30, 2001, total debt as a percentage of total capitalization increased to 72.5% as compared to 47.0% at December 31, 2000 resulting from additional borrowings and reduced stockholders’ equity due to net losses. Cash and cash equivalents totaled $5.1 million at September 30, 2001, as compared to $3.3 million at December 31, 2000.

Cash Flows from Operating Activities

For the nine months of 2001, cash used in operating activities amounted to $218.5 million, which is primarily attributable to the net loss and the purchase of previously sold accounts receivables. Partially offsetting these uses of cash were positive impacts resulting from reduced inventories and receivables, and increases in certain liability accounts. Our inventories decreased by $46 million as we continue to focus on reducing our raw material and steel inventories.

Cash Flows from Investing Activities

Capital investments for the nine months ended September 30 amounted to $40.9 million in 2001, significantly below the $176.3 million in 2000. The 2001 spending includes the replacement of a BOF steam drum at Great Lakes, new computer systems, and various other small projects. Additionally, $3.1 million of machinery and equipment was acquired at the National Steel Pellet Company through a three-year capital lease in the second quarter of 2001.

During the second quarter of 2001, we sold certain assets related to our Granite City Division building products line and certain trademarks used in that business to one of our customers for $1.5 million and recognized a net gain for the full amount of the proceeds. During the third quarter of 2001, we sold property and certain assets related to a discontinued pickling operation for $0.4 million and recognized a net gain of $0.9 million which included the assumption of certain liabilities and cash in excess of the net book value of the assets sold. During the second quarter of 2000, we sold our 30% equity interest in the Presque Isle Corporation and received proceeds of $16.9 million (net of expenses) and recognized a net gain of $15.1 million. The proceeds were used for general corporate purposes.

Cash Flows from Financing Activities

During the first nine months of 2001, net cash provided by financing activities amounted to $259.3 million. Financing activities included additional short-term borrowings of $100 million and long-term borrowings, offset by scheduled debt repayments, of $182.2 million.

Other Contingencies

In the third quarter Bethlehem Steel Corporation (Bethlehem) filed for Chapter 11 protection under bankruptcy laws. We have a 50% interest in a joint venture coating facility with Bethlehem and a 13% interest in a joint venture family health care facility with Bethlehem and another steel company. We are uncertain what effect, if any, the Bethlehem bankruptcy will have on our future earnings and financial position.

On December 31, 2000, LTV Steel Company, Inc. (LTV) filed for Chapter 11 protection under U.S. bankruptcy laws. We are jointly liable with LTV for environmental clean-up and certain retiree benefit costs related to the closed Donner Hanna Coke plant. We are uncertain what effect, if any, the LTV bankruptcy will have on our future earnings and financial position.

Forward Looking Information

We continue to be optimistic regarding the outcome of the government’s Section 201 trade case and are encouraged with the International Trade Commission’s finding that imports of finished steel threatened the financial health of the domestic steel industry. We feel that quick strong actions in the coming months are needed to ensure the long-term viability of the domestic steel industry, however, we do not expect to begin to see market and financial benefits of the trade case until the second quarter of next year.

As we look to the fourth quarter, we are seeing continued softening in the general economy and are experiencing a decrease in the demand for our products. On October 18, 2001, we announced that we were temporarily idling the A blast furnace at our Great Lakes operations and extending a planned maintenance outage at the National Steel Pellet Company in an effort to more closely match production with forecasted demand. These outages are expected to allow us to reduce both finished goods and raw materials inventory levels during the fourth quarter. This will negatively impact the income statement due to the underabsorption of fixed costs but will positively impact cash flow and liquidity. We anticipate that our average selling prices will modestly increase during the fourth quarter mainly as the result of improved value-added product mix, but will remain below 2000 levels due to continuing depressed market conditions. We expect to see shipment levels decrease in the fourth quarter to levels approximately 5% to 7% lower than levels reported in the third quarter of the year. We believe that we will see further cost improvements due to our aggressive cost reduction initiatives and due to lower natural gas prices. However, the impact of lower production volumes on our fixed cost absorption will partially offset these improvements. We do not believe that these improvements will be significant enough to result in operating income for the fourth quarter 2001.

Our liquidity position remains our highest priority. Our goal for the fourth quarter will be to keep our net cash outflow to a range of $0 to $20 million. Capital spending will remain at low levels, with a $14 million spending forecast for the fourth quarter. The outages at our blast furnace and pellet operation are expected to allow us to reduce inventories during the quarter. Continued cost reductions and the timing of accounts receivable collections are expected to improve our cash flow. We continue to closely monitor our accounts receivable balances with our customers, but it is possible that the continued weakening of the economy will cause additional customers to file for bankruptcy protection or otherwise default in their payment to us.

Under these severe market conditions, we believe our liquidity will be further constrained. Further rationalization of facilities, selling non-core assets, increasing our sources of financing and favorable financial benefits of the government’s Section 201 trade case may likely be necessary to maintain sufficient liquidity balances throughout the first half of next year and future periods. The commitment under our NUF Facility expires in February 2002. Our ability to repay any outstanding borrowings under this facility is restricted by our Credit Facility. NUF has agreed with the lenders under the Credit Facility to refrain from demanding repayment of the NUF Facility until such time as the conditions to such repayment contained in the Credit Facility are met. We are not expecting to repay any outstanding borrowings under the NUF facility in the short-term, or until such time as the restrictions are exceeded. Our future liquidity remains dependent on our sources of financing, possible assets sales, our operating performance and overall economic conditions.

Other

Impact of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS)
No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 applies to legal obligations associated with the retirement of certain long-lived assets. It requires companies to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is required to be adopted in fiscal years beginning after June 15, 2002. We have not yet determined the effect, if any, that adopting SFAS 143 will have on our future earnings and financial position.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. We will adopt SFAS No. 142 on January 1, 2002 as required, and do not expect a material effect on our consolidated financial statements.

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

12.	Changes in the legal and regulatory requirements applicable to us; and

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Trade Litigation

This matter was reported in the Company’s 2000 Form 10-K and Forms 10-Q for the first and second quarters of 2001. The proceedings previously reported on generally originated with petitions filed by the Company and a number of other U.S. steel producers with the Department of Commerce (the “DOC”) and the International Trade Commission (the “ITC”). The investigation of steel imports being conducted by the ITC pursuant to Section 201 of the Trade Act of 1974 originated with requests for an investigation by the United States Trade Representative and the U.S. Senate Finance Committee.

Regarding the investigations of hot-rolled carbon steel flat products (“Hot-Rolled Steel”) that were initiated in 2000, on August 31, 2001 the ITC made a final determination that Hot-Rolled Steel from Argentina and South Africa had injured the domestic industry. The DOC published an antidumping duty order with respect to those two countries on September 11, 2001. A countervailing duty order with respect to Argentina was published on the same day. A duty to offset the unfair trade practices will now be charged on those imports. On September 21, 2001, the DOC made final determinations that Hot-Rolled Steel from India, Indonesia, Kazakhstan, the Netherlands, the People’s Republic of China, Romania, Taiwan and Thailand had been dumped, and that Hot-Rolled Steel from India, Indonesia, South Africa and Thailand had been subsidized. On November 2, 2001, the ITC made a final determination that Hot-Rolled Steel from these countries had injured the domestic industry. Antidumping and countervailing duty orders in these cases are expected to be published by mid-November 2001.

Regarding the investigation of steel imports being conducted by the ITC pursuant to Section 201 of the Trade Act of 1974, on October 22, 2001 the ITC unanimously determined that increased imports had caused or threatened to cause serious injury to producers of several steel products, including slabs, plate, hot-rolled steel, cold-rolled steel, and corrosion-resistant steel. The ITC is evenly divided as to whether increased imports caused or threatened to cause serious injury to producers of tin-mill products. The ITC is scheduled to transmit its recommendations for relief to the President at the end of December. The President is currently scheduled to announce whether relief will be provided, and in what form, early in 2002.

On September 28, 2001, a number of U.S. steel producers filed petitions alleging dumping of cold-rolled carbon steel flat products (“Cold-Rolled Steel”) from Argentina, Australia, Belgium, Brazil, France, Germany, India, Japan, Korea, the Netherlands, New Zealand, the People’s Republic of China, the Russian Federation, South Africa, Spain, Sweden, Taiwan, Thailand, Turkey and Venezuela, and subsidization of Cold-Rolled Steel from Argentina, Brazil, France and the Republic of Korea. The Company joined in all of the petitions except the one regarding Japan. The ITC is scheduled to make its preliminary injury determination regarding these petitions on November 13, 2001. If the ITC’s preliminary determination is affirmative, the DOC will make preliminary determinations regarding dumping and subsidization early in 2002. Antidumping and/or countervailing duties will be imposed against those imports for which the DOC makes an affirmative final dumping or subsidization determination and for which the ITC makes an affirmative final injury determination.

Donner Hanna Coke Plant

This matter was reported in the Company’s 2000 Form 10-K and relates to (i) the environmental remediation being undertaken by the Company’s wholly owned subsidiary, Hanna Furnace Corporation (“Hanna Furnace”), and LTV Steel Company, Inc. (“LTV”) at the former site of the Donner Hanna Coke Plant and (ii) certain litigation related to that site. In August 2001, National Steel Corporation was named as a defendant in four lawsuits (Blake, Acuff, Andriaccio and Gilmour) in the State of New York Supreme Court, Erie County, initiated by persons residing in more than 80 houses in the vicinity of the former Donner-Hanna coke plant. Hanna Furnace, LTV, the City of Buffalo, the Buffalo Urban Renewal Agency and Donner-Hanna Coke Corporation were already defendants in these cases. Plaintiffs allege that defendants are responsible for contamination of plaintiffs’ properties, and their claims are based on various common law theories. In the Blake case, the Blake family seeks punitive damages of $160 million in addition to alleged property and personal injury damages of $80 million. In the other three cases (Acuff, Andriaccio and Gilmour), the remaining plaintiffs claim property and personal injury damages totaling at least $33 million.

Detroit Water and Sewerage Department NOVs

This matter was reported in the Company’s 2000 Form 10-K and Forms 10-Q for the first and second quarters of 2001 and involves certain notices of violation (“NOVs”) issued to the Company’s Great Lakes Division by the Detroit Water and Sewerage Department (the “DWSD”), alleging that the Company’s discharge to the DWSD contained levels of zinc, cyanide and mercury in excess of the permitted limits. Additional NOVs have been issued by the DWSD to the Company (i) on July 19, 2001, alleging two exceedances of the mercury limit, one in April 2001 and another in May, 2001; (ii) on August 15, 2001, alleging nine exceedances of the cyanide limit in April, May and July 2001; and (iii) on September 6, 2001, alleging six exceedances of the mercury limit in July 2001. Negotiations are ongoing with the DWSD.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  See attached Exhibit Index

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K dated July 27, 2001 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

The Company filed a report on Form 8-K dated September 10, 2001 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NA	TIONAL STEEL CORPORATION

/S/ JOHN A. MACZUZAK
BY
John A. Maczuzak
President and Chief Operating Officer

/S/ KIRK A. SOBECKI
BY
Kirk A. Sobecki
Vice President and Corporate Controller

Da	te: November 12, 2001

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

For the quarterly period ended September 30, 2001

Exhibit Number	Description

4-A
$450,000,000 Credit Agreement dated as of September 28, 2001, among the Company, Citicorp USA,
Inc., as Administrative Agent, Fleet Capital Corporation and The CITGroup/Business Credit, Inc., as
Documentation Agents, Heller Financial, Inc. and GMAC Business Credit, LLC, as Syndication
Agents, The Fuji Bank, Limited, as Co-Arranger, and Salomon Smith Barney, Inc., as Sole Book
Manager and Sole Lead Arranger, and the other lenders party thereto.

15-A	Independent Accountants’ Review Report.

15-B	Acknowledgment Letter on Unaudited Interim Financial Information.