Form 10-K405
period 2001-12-31
NATIONAL STEEL CORP
filed 2002-04-01
CIK 70578

2001
United States
Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-983

National Steel Corporation
(Exact name of registrant as specified in its charter)

Incorporated under the Laws of the State of Delaware (State or other jurisdiction of incorporation or organization)	25-0687210 (I.R.S. Employer Identification No.)

4100 Edison Lakes Parkway, Mishawaka, IN (Address of principal executive offices)	46545-3440 (Zip Code)

Registrant’s telephone number, including area code: 574-273-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Class B Common Stock	OTC Bulletin Board
First Mortgage Bonds, 8 3/8% Series due 2006	None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

At March 28, 2002, there were 41,288,240 shares of the registrant’s common stock outstanding consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

Aggregate market value of voting stock held by non-affiliates: $3,131,996.

The amount shown is based on the closing price of National Steel Corporation’s Common Stock on the OTC Bulletin Board on March 28, 2002. Voting stock held by officers and directors is not included in the computation. However, National Steel Corporation has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

NATIONAL STEEL CORPORATION

PART I

I tem 1.    Business

Introduction

National Steel Corporation, a Delaware corporation, (together with its consolidated subsidiaries, the “Company”) is one of the largest integrated steel producers in the United States and is engaged in the manufacture and sale of a wide variety of flat rolled carbon steel products, including hot-rolled, cold-rolled, galvanized, tin and chrome plated steels. We target high value-added applications of flat rolled carbon steel for sale primarily to the automotive, construction and container markets. Our principal executive offices are located at 4100 Edison Lakes Parkway, Mishawaka, Indiana 46545-3440; telephone (574) 273-7000.

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

Recent Events

The domestic steel industry has recently experienced difficult times with more than 28 domestic steel companies seeking bankruptcy protection since 1997. High levels of low-priced imported steel, high end user inventories, and the more recent slow-down in the economy have resulted in a reduction in market prices for steel as well as a reduced demand for steel products. These factors have lead many companies within the steel industry to experience financial difficulties, with many seeking bankruptcy protection. We believe that these factors will continue to negatively impact the steel industry through 2002.

On March 6, 2002, National Steel Corporation and forty-one of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”). The case was assigned to Judge John H. Squires of the Court for initial proceedings (case numbers 02-08697 through 02-08738). We also received commitments for up to $450 million in Secured Super Priority Debtor In Possession (“DIP”) financing from the existing senior secured bank group subject to court approval, which combined with other actions will be used to fund post-petition operating expenses as well as supplier and employee obligations.

While we believe our core business is operationally sound, historically low steel selling prices and a weak economy have impeded our ability to service our debt and make investments in the business necessary for continued growth. We have worked diligently to reduce costs during these difficult times. In 2001 alone, we reduced our costs by approximately $150 million compared to the prior year and inventory reductions exceeded $130 million. Despite our cost reduction activities, idling of production facilities, focus on value-added shipments and the recent positive movement in steel market prices, these efforts were not enough to overcome the injury to us and the steel industry caused by depressed steel selling prices.

Under bankruptcy law, actions by creditors to collect amounts owed by us at the filing date are stayed and other pre-petition contractual obligations may not be enforced against us, without approval by the Court to settle these claims. We received approval from the Court to pay certain of our pre-petition claims, including employee wages and certain employee benefits. In addition, we have the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. We are in the process of preparing and submitting the schedules setting forth all of our assets and liabilities as of the date of the petition as reflected in our accounting records. The amounts of claims filed by creditors could be significantly different from our recorded amounts. Due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our businesses or the recovery by our creditors and equity holders.

Strategy

National Steel Corporation’s strategy is to improve and sustain overall profitability, thereby enhancing stakeholder value. We intend to accomplish this by developing a restructuring plan, reducing our costs, improving productivity and product quality and increasing shipments of higher value-added products. We have developed a number of strategic initiatives designed to achieve this goal.

Development of a Restructuring Plan. We filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in order to provide us with the necessary time to stabilize our finances and to attempt to develop a plan of reorganization that will enable us to return to sustained profitability. We will be undertaking a detailed review of our operations, with specific emphasis on our cost structure, legacy costs, executory contracts, and leases. We will determine our debt capacity based on our long-term strategic business plan that will incorporate the strategies outlined below. In addition, we will compare our new business plan to other possible merger scenarios to determine the best way to enhance stakeholder value.

Cost Reduction Initiatives. Reducing all costs associated with the production process is essential to our overall cost reduction program. It is our ongoing focus to reduce the total cost of producing finished steel, of which the single largest component remains the production of hot-rolled bands. Additionally, we are taking measures to reduce other fixed costs. Specific initiatives to reduce production costs include:

(1)	improving labor productivity and production yields;

(2)	reducing overtime utilization;

(3)	utilizing a predictive maintenance program designed to maximize production time and equipment life while minimizing unscheduled outages; and

(4)	reducing production of secondary and limited warranty steel.

Increased Penetration in Higher Value-Added Sectors of the Automotive Market. The automotive industry is an important customer base for us, accounting for approximately 26.5% of net sales in 2001. In order to better serve this market and enhance margins, we have identified opportunities to sell higher value-added products, including galvanized products and steel used in exposed automotive applications. Our past initiatives have included:

(1)	constructing a new hot dip galvanizing facility at our Great Lakes Operations (“Great Lakes”);

(2)
the 1999 acquisition of the remaining 44% interest in ProCoil Corporation (“ProCoil”), previously a 56% owned joint venture, to which we ship approximately 200,000 tons of steel coils per year. ProCoil was formed to provide blanking, slitting, cutting-to-length and laser welding for the automotive markets;

(3)	establishing the Center for Product and Applications Development near Great Lakes, centrally located near the major automotive manufacturers;

(4)	upgrading the 72-inch galvanizing line at Midwest to service demand for critical exposed material; and

(5)	the construction of a 400,000 ton joint venture hot dip galvanizing facility in Windsor, Ontario, which commenced operations in 1993 (“DNN”).

Construction Market. We are continuing to increase value-added shipments to the construction market. We believe that increasing our shipments to this market will positively impact operating margins, reduce competitive threats and maintain high capacity utilization rates. Of our coating capacity added since 1995, approximately 675,000 tons are targeted towards the construction industry. The construction market is also an important customer base for us, accounting for approximately 27.0% of net sales in 2001.

Overall Quality Improvement. An important element of our strategy is to reduce the cost of poor quality production, which results in the sale of nonprime products at lower prices. We have initiatives in this area to change certain work practices, increase process control and utilize employee-based problem solving, thus eliminating dependence on final inspection and reducing internal rejections.

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

Construction. We are also a leading supplier of steel to the construction market. Roof and building panels are the principal applications for galvanized and Galvalume® steel in this market. Steel framing is growing in popularity with contractors. We believe that demand for Galvalume® steel will exhibit strong growth for the next several years, partially as a result of a trend away from traditional building products, and that we are well positioned to profit from this growth as a result of our position in this market.

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

The following table sets forth the percentage of our revenues from various markets for the past three years.

	2001	2000	1999
Automotive	26.5%	29.0%	32.6%
Construction	27.0	24.8	23.5
Containers	13.1	12.0	11.6
Pipe and Tube	7.0	6.9	6.3
Service Centers	21.5	22.0	20.0
All Other	4.9	5.3	6.0

	100.0%	100.0%	100.0%

No customer accounted for more than 10% of net sales in 2001, 2000 or 1999. Export sales accounted for approximately 3.4% of revenues in 2001, 3.6% in 2000 and 2.0% in 1999.

Our products are sold through sales offices and resident sales employees located in Chicago, Detroit, Houston, Kansas City, Nashville, St. Louis and at Midwest. Substantially all of our orders are for short-term delivery even though approximately one-half of our products are sold under long-term sales arrangements. Accordingly, backlog is not meaningful when assessing future results of operations.

Any sales arrangements with a term of six months or more are considered to be “long-term” most of which are negotiated on an annual basis. A significant amount of our flat rolled steel sales to larger customers in the automotive and container markets are made pursuant to such sales arrangements. Our sales arrangements generally provide for set prices for the products ordered during the period that they are in effect. As a result, we may experience a delay in realizing price changes related to our long-term business. Much of the remainder of our products are sold under contracts covering shorter periods at the then prevailing market prices for such product.

Customer Partnership. Our customer technical partnerships program provides our customers with superior products, quality, and service through differentiated product development, technical assistance, and local customer service and sales support. We further differentiate our products and promote customer loyalty by establishing close relationships through early customer involvement, providing focused services and support through our technical resources, and broad interaction between customers and our technical personnel.

Our customer technical partnerships are supported by the scientific and engineering personnel located at our Center for Product and Applications Development (“CPAD”) in Trenton, MI, near Great Lakes. The CPAD, established in late 2001, consolidates the customer applications development function of our former Product Application Center in Livonia, MI and the product development function of our former Technical Research Center in the present Trenton facility. We believe that locating these activities in the same facility enables faster development and application of new products.

The CPAD comprises Applications Development, Advanced Forming and Structural Modeling, and Product Development groups. Together, these groups identify new customer product requirements, design manufacturing process routes for our mills, and promote customer application of these products with design and product characterization support. The CPAD recently developed a family of ten advanced high strength steels to support emerging automotive customer initiatives to reduce the weight, improve fuel economy, and improve the crash-worthiness performance of their vehicles. Many of these products are or will shortly enter commercial production on North American vehicles. Technical partnerships with our automotive customers’ vehicle design and computer-aided engineering analysis departments are utilized to conduct pioneering research on methods to improve the accuracy of crash safety computer models, and to select and implement our new advanced steels for optimum vehicle performance.

We spent $8.6 million, $9.6 million and $10.7 million for research and development in 2001, 2000 and 1999, respectively. In addition, we participate in various research efforts through the American Iron and Steel Institute (the “AISI”).

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

	Raw Steel Production Data
	Effective Capacity	Actual Production	Effective Capacity Utilization	Percentage Continuously Cast
	(Thousands of net tons)
The Company
2001	6,620	5,993	90.5%	100.0%
2000	6,580	6,138	93.3	100.0
1999	6,450	6,250	96.9	100.0
1998	6,600	6,087	92.2	100.0
1997	6,800	6,527	96.0	100.0

Domestic Steel Industry*
2001	125,400	99,322	79.2%	96.9%
2000	130,300	111,903	85.9	96.2
1999	128,100	107,237	83.7	95.6
1998	125,300	108,752	86.8	95.5
1997	121,400	108,561	89.4	94.7

*	Information as reported by the American Iron and Steel Institute. The 2001 industry information is preliminary.

In 2001, effective capacity was 6,620,000 net tons primarily as a result of the “B” blast furnace at Great Lakes being idled until February of 2001, and the “A” blast furnace at Great Lakes being idled from October through the end of the year. The idling of these blast furnaces was done in an effort to more closely match production with forecasted demand. In 2000, effective capacity was 6,580,000 net tons primarily as a result of the scheduled “B” blast furnace reline at Great Lakes that was completed in the third quarter and was left idle during the remainder of the year in order to reduce our steel inventory levels. In 1999, effective capacity was 6,450,000 net tons primarily as a result of a planned blast furnace reline at the Granite City Division and the idling of the Great Lakes “D” furnace in the early part of the year as a result of decreased business primarily due to the high levels of imported steel experienced in the second half of 1998. In 1998, effective capacity was 6,600,000 net tons primarily as a result of the scheduled “A” blast furnace reline at Great Lakes.

Raw Materials

Iron Ore. Our metallic iron requirements are supplied primarily from iron ore pellets that are produced from a concentration of low grade ore. We have reserves of iron ore adequate to produce approximately 336.5 million gross tons of iron ore pellets through our wholly owned subsidiary, National Steel Pellet Company (“NSPC”). These iron ore reserves are located in Minnesota and Michigan. A significant portion of our average annual consumption of iron ore pellets was obtained from the deposits at NSPC during the last five years. The remaining consumption of iron ore pellets were purchased from third parties. Iron ore pellets available to us from our own deposits and outside suppliers are expected to be sufficient to meet our total iron ore requirements at competitive market prices for the foreseeable future.

Coal. Almost all of our coal requirements are purchased from third parties. We believe that supplies of coal, adequate to meet our needs, are readily available from third parties at competitive market prices.

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

Limestone. Prior to its sale in 2000, the majority of our average annual consumption of limestone was acquired from the reserves of an affiliated company at competitive market prices. All limestone requirements are now purchased at competitive market prices from unaffiliated third parties.

Scrap and Other Materials. Supplies of steel scrap, tin, zinc and other alloying and coating materials are readily available at competitive market prices.

Patents and Trademarks

We have the patents and licenses necessary for the operation of our business as now conducted. We do not consider our patents and trademarks to be material to our business.

Employees

As of December 31, 2001, we employed 8,342 people. We have labor agreements with the United Steelworkers of America (“USWA”), the International Chemical Workers Council of the United Food and Commercial Workers and other labor organizations which collectively represent approximately 82% of our employees. In 1999, we entered into labor agreements, which expire on or after July 31, 2004, with these various labor organizations.

Competition

We are in direct competition with domestic and foreign flat rolled carbon steel producers and producers of plastics, aluminum and other materials which can be used in place of flat rolled carbon steel in manufactured products. Steel industry participants compete primarily on price, service and quality. We believe we are able to differentiate our products from those of our competitors by, among other things, providing technical services and support, utilizing our CPAD facility, and by focusing on improving product quality through, among other things, capital investment and research and development, as previously described. We compete with domestic integrated and mini-mill steel producers, some of which have greater resources than us.

Imports. Domestic steel producers face significant competition from foreign producers and, from time to time, have been adversely affected by what we believe to be unfairly traded imports. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the United States dollar against foreign currencies. Steel imports increase when the value of the dollar is strong in relation to foreign currencies. The recent economic slowdown in certain foreign markets resulted in an increase in imports at depressed prices. Imports of finished steel products that accounted for approximately 19% of the domestic market during 1993 to 1997 have increased to approximately 27% in 1998, 22% in 1999, 26% in 2000 and 20% in 2001. Some foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions. See the discussion under the caption “Trade Litigation” in Item 3, “Legal Proceedings”.

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

Mini-mills. Mini-mills provide significant competition in certain product lines, including hot-rolled and cold-rolled sheets that represented, in the aggregate, approximately 58% of our shipments in 2001. Mini-mills also compete with our galvanized products focused towards the automotive market. Mini-mills are relatively efficient, low-cost producers which make steel from scrap in electric furnaces, with lower employment and environmental costs. Thin slab casting technologies have allowed mini-mills to enter certain sheet markets which have traditionally been supplied by integrated producers. Certain companies have announced plans for, or have indicated that they are currently considering, additional mini-mill plants for sheet products in the United States.

Steel Substitutes. In the case of many steel products, there is substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete. Conversely, along with other manufacturers of steel products, we have begun to compete in recent years in markets not traditionally served by steel producers.

NKK

Since 1984, we have had an alliance with our principal stockholder, NKK, one of the largest steel companies in Japan and in the world as measured by production. Our relationship has materialized in a number of business contracts in such areas as engineering and construction, slab purchasing, employee transfers, research and development support and financial support. All such contracts with NKK were unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK.

Environmental Matters

Our operations are subject to numerous laws and regulations relating to the protection of human health and the environment. We have made capital expenditures of $2.6 million in connection with matters relating to environmental control during 2001. Our current estimates indicate that we will incur capital expenditures in connection with matters relating to environmental control of approximately $5 million and $10 million for 2002 and 2003, respectively. In addition, we have recorded expenses for environmental compliance, including depreciation, of approximately $62 million in 2001 and expect to record expenses of approximately $60 million in each of 2002 and 2003. Since environmental laws and regulations are becoming increasingly stringent, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of future changes in circumstances or regulatory requirements, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. The costs for environmental compliance may also place us at a competitive disadvantage with respect to foreign steel producers, as well as manufacturers of steel substitutes, that are subject to less stringent environmental requirements.

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

The Resource Conservation Recovery Act of 1976, as amended (“RCRA”), imposes certain investigative and corrective action obligations on facilities that are operating under a permit, or are seeking a permit, to treat, store or dispose of hazardous waste. As of December 31, 2001, we have recorded $6.4 million as a liability for certain corrective actions which are expected to be necessary at Midwest. At the present time, our other facilities are not subject to corrective action.

We have recorded an aggregate liability of $2.0 million at December 31, 2001 for the reclamation costs to restore our coal and iron ore mines at our shut down locations to their original and natural state, as required by various federal and state mining statutes.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and similar state statutes generally impose joint and several liability on present and former owners, operators, transporters and generators for remediation of contaminated properties, regardless of fault. We have been conducting steel manufacturing and related operations at numerous locations, including our present facilities, for over seventy years. Although we believe that we have utilized operating practices that were standard in the industry at the time, hazardous materials may have been released on or under these currently or previously owned sites. Consequently, we potentially may be required to remediate contamination at some of these sites. However, based on our past experience and the nature of environmental remediation proceedings, we believe that if any such remediation is required at a site, it will likely occur over an extended period of time.

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

We have accrued an aggregate liability of $9.0 million as of December 31, 2001, exclusive of accruals for Midwest and the coal and iron ore mines, for superfund and other environmental cleanup liabilities at our current and former manufacturing sites and off site disposal facilities. The outcome of these remediation activities and cleanup proceedings is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

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

(9)	changes in industry capacity;

(10)	changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation;

(11)	worldwide changes in trade, monetary or fiscal policies, including changes in interest rates;

(12)	changes in the legal and regulatory requirements applicable to us;

(13)	the effect of the increased tariffs ordered by the President after the ITC conducted an investigation pursuant to Section 201 of the Trade Act;

(14)	the impact of our Chapter 11 bankruptcy filing on our business; and

(15)	the effects of extreme weather conditions.

I tem 2.    Properties

The Granite City Division

The Granite City Division, located in Granite City, Illinois, has an annual hot-rolled band production capacity of approximately 3.1 million tons. All steel at Granite City is continuous cast. Granite City also uses ladle metallurgy to refine the steel chemistry to enable it to meet the exacting specifications of its customers. The facility’s ironmaking facilities consist of two coke batteries and two blast furnaces. Finishing facilities include an 80-inch hot strip mill, a hot-rolled coil processing line, a continuous pickler, a tandem mill and two hot dip galvanizing lines. Granite City ships approximately 10% of its total production to Midwest for finishing. Principal products of the Granite City Division include hot-rolled, hot-dipped galvanized and Galvalume® steel, grain bin and high strength, low alloy steels.

The Granite City Division is located on 1,540 acres and employs approximately 2,800 people. The Division’s proximity to the Mississippi River and other interstate transit systems, both rail and highway, provides easy accessibility for receiving raw materials and supplying finished steel products to customers.

The Regional Division

Great Lakes Operations

Great Lakes, located in Ecorse and River Rouge, Michigan, is an integrated facility engaged in steelmaking primarily for use in the automotive market with an annual hot-rolled band production capacity of approximately 4.3 million tons. All steel at this location is continuous cast. Great Lakes ironmaking facilities consist of three blast furnaces and a rebuilt 85-oven coke battery which was sold in 1997 to a subsidiary of DTE Energy Company. Great Lakes also operates two basic oxygen process vessels, a vacuum degasser and a ladle metallurgy station. Finishing facilities include a hot strip mill, a skinpass mill, a high speed pickle line, a tandem mill, a batch annealing station, a temper mill, one customer service line and an electrolytic galvanizing line. Additionally, a new automotive hot dip galvanizing line began production during the second quarter of 2000. Great Lakes ships approximately 54% of its production to Midwest and to joint venture coating operations for value-added processing. Principal products include hot-rolled, cold-rolled, electrolytic galvanized, hot dip galvanized, and high strength, low alloy steels.

Great Lakes is located on 1,100 acres and employs approximately 3,100 people. The facility is strategically located with easy access to water, rail and highway transit systems for receiving raw materials and supplying finished steel products to customers.

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

Midwest is located on 1,100 acres and employs approximately 1,350 people. Its location provides excellent access to rail, water and highway transit systems for receiving raw materials and supplying finished steel products to customers.

National Steel Pellet Company

NSPC, a wholly-owned subsidiary, is located on the western end of the Mesabi Iron Ore Range in Keewatin, Minnesota. NSPC mines, crushes, concentrates and pelletizes low grade taconite ore into iron ore pellets. NSPC operations include two primary crushers, ten primary mills, five secondary mills, a concentrator and a pelletizer.

The facility has a current annual effective iron ore pellet capacity of over five million gross tons and has a combination of rail and vessel access to our integrated steel mills. NSPC is located on 26,000 acres and employs approximately 500 people.

ProCoil Corporation

ProCoil, a wholly-owned subsidiary, is located in Canton, Michigan. ProCoil operates a steel processing facility which began operations in 1988 and a warehousing facility which began operations in 1993. ProCoil blanks, slits and cuts steel coils to desired specifications to service automotive market customers and provides laser welding services. In addition, ProCoil warehouses material to assist us in providing just-in-time delivery to our automotive customers. ProCoil is located on 30 acres and employs approximately 165 people.

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

Double G Coatings, L.P. To continue to meet the needs of the growing construction market, National Steel Corporation and Bethlehem Steel Corporation formed a joint venture to build and operate Double G Coatings, L.P. (“Double G”). We own a 50% equity interest in Double G. Double G is a 300,000 ton per year hot dip galvanizing and Galvalume® steel facility near Jackson, Mississippi. The facility is capable of coating steel coils with zinc to produce a product known as galvanized steel and with a zinc and aluminum coating to produce a product known as Galvalume® steel. Double G primarily serves the metal buildings segment of the construction market in the south central United States. We are committed to utilize 50% of the available line time of the facility and pay a tolling fee designed to cover fixed and variable costs with respect to 50% of the available line time, whether or not such line time is utilized. The joint venture commenced production in the second quarter of 1994 and reached full operating capacity in 1995. Our steel substrate requirements are currently provided to Double G by Great Lakes and Granite City.

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

Other Information With Respect to Our Properties

In addition to the properties described above, we own our corporate headquarters facility in Mishawaka, Indiana. Our properties are well maintained, considered adequate and are being utilized for their intended purposes. Our steel production facilities are owned in fee by us except for:

(1)	a continuous caster and related ladle metallurgy facility which service Great Lakes,

(2)	an electrolytic galvanizing line, which services Great Lakes, and

(3)	one of the two coke batteries, which service the Granite City Division.

Each of these facilities is owned by third parties and leased to us pursuant to the terms of operating leases. The coke battery lease, the electrolytic galvanizing line lease and the continuous caster and related metallurgy facility lease are scheduled to expire in 2004, 2005 and 2008, respectively. Upon expiration, we have the option to extend the respective lease or purchase the facility at fair market value, or return the facility to the third party owner.

Substantially all of the land (excluding certain unimproved land), buildings and equipment (excluding, generally, mobile equipment) that are owned in fee by us at the Granite City Division and the Regional Division are subject to a lien securing the First Mortgage Bonds, 8 3/8% Series due 2006 and 9 7/8% Series due 2009 (“First Mortgage Bonds”). Included among the items which are not subject to this lien are a vacuum degassing facility and a pickle line which service Great Lakes and a continuous caster facility which services the Granite City Division. However, the pickle line and continuous caster facility are subject to a mortgage granted to the respective lenders who financed the construction of the facilities. We have also agreed to grant to the Voluntary Employees’ Benefit Association Trust (“VEBA Trust”) a second mortgage on that portion of the property which is covered by the lien securing the First Mortgage Bonds and which is located at Great Lakes. The VEBA Trust was established in connection with the 1993 Settlement Agreement with the USWA for the purpose of prefunding certain postretirement employee benefit obligations for USWA represented employees.

For a description of certain properties related to our production of raw materials, see the discussion under the caption “Raw Materials” in Item 1, “Business”.

I tem 3.    Legal Proceedings

In addition to the matters discussed below, the Company is involved in various legal proceedings occurring in the normal course of its business. In the opinion of the Company’s management, adequate provision has been made for losses that are likely to result from these actions.

Chapter 11 Bankruptcy Proceedings

On March 6, 2002, the Company and forty-one of its wholly owned subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, for reorganization relief under Chapter 11 of the Bankruptcy Code. The Company and its subsidiaries continue to manage and operate their businesses as debtors and debtors in possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. We also received commitments for up to $450 million in DIP financing from the existing senior secured bank group subject to court approval, which combined with other actions will be used to fund post-petition operating expenses as well as supplier and employee obligations. We filed for protection under Chapter 11 in order to obtain the necessary time to stabilize the Company’s finances and to attempt to develop a plan of reorganization that will enable us to return to sustained profitability.

Under bankruptcy law, actions by creditors to collect amounts owed by us at the filing date are stayed and other pre-petition contractual obligations may not be enforced against us, without approval by the Court to settle these claims. We received approval from the Court to pay certain of our pre-petition claims, including employee wages and certain employee benefits. In addition, we have the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. We are in the process of preparing and submitting the schedules setting forth all of our assets and liabilities as of the date of the petition as reflected in our accounting records. The amounts of claims filed by creditors could be significantly different from our recorded amounts. Due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our businesses or the recovery by our creditors and equity holders.

Trade Litigation

The Company is a party to on-going trade proceedings concerning imports of hot-rolled carbon steel flat products (“Hot-Rolled Steel”), cold-rolled carbon steel flat products (“Cold-Rolled Steel”), and corrosion-resistant carbon steel flat products (“Corrosion-Resistant Steel”). Such imports affect the steel industry generally. These trade proceedings relate to unfair trade practices for which the remedy is the imposition of antidumping and countervailing duties, which are designed to offset dumping and foreign government subsidies to create a level competitive playing field for domestic producers. In these proceedings, the Department of Commerce (the “DOC”) and the International Trade Commission (the “ITC”) initially conduct an investigation to determine whether to issue an antidumping or countervailing duty order. If an order is issued, the duty rate is then subject to change in subsequent annual administrative reviews. In addition, in five-year reviews, the DOC may revoke an order if it determines that revocation would not be likely to lead to continuation or recurrence of dumping or a countervailable subsidy, and the ITC may revoke an order if it determines that revocation would not be likely to lead to continuation or recurrence of material injury.

On September 30, 1998, a number of U.S. steel producers filed unfair trade petitions alleging dumping of imported Hot-Rolled Steel from Brazil, Japan, and Russia. The U.S. steel producers also alleged subsidization of Hot-Rolled Steel from Brazil. The Company joined in the Russian and Brazilian petitions. The resulting investigations led to the imposition of an antidumping duty order on Japanese imports on June 29, 1999. In July 1999, certain Japanese and U.S. steel producers commenced challenges to the DOC’s final dumping determination in the Court of International Trade. The Court of International Trade upheld all but one aspect of the DOC’s dumping determination. On February 25, 2002, the United States and certain U.S. steel producers commenced an appeal of the Court of International Trade’s decision to the Court of Appeals for the Federal Circuit, and a Japanese steel producer filed a cross-appeal of that decision on March 11, 2002. In addition, on February 11, 2000, the Japanese government requested the establishment of a dispute settlement panel to review the antidumping duty order on Hot-Rolled Steel from Japan pursuant to the dispute settlement mechanism of the World Trade Organization (“WTO”). The WTO Panel publicly issued its final report on February 28, 2001. The Panel upheld the determinations by the ITC and the DOC that dumped imports had injured the domestic industry. However, the Panel also found that certain aspects of the DOC’s calculation of the dumping margin violated the United States’ international obligations. On April 25, 2001, the United States appealed these findings to the WTO’s Appellate Body. Japan commenced a cross-appeal on May 10, 2001. On July 24, 2001, the Appellate Body affirmed in part and reversed in part the findings by the WTO Panel that certain aspects of the DOC’s calculation of the dumping margin violated the United States’ international obligations. The Appellate Body also found that certain aspects of the ITC’s injury determination violated the United States’ international obligations. The United States has until November 22, 2002 to implement the Appellate Body’s decision.

In July 1999, in lieu of issuing antidumping and countervailing duty orders, the DOC entered into suspension agreements with Russia, Brazil, and three Brazilian steel producers to impose volume and price restrictions on imports of Hot-Rolled Steel from Russia and Brazil. In August 1999, challenges to the suspension agreements were commenced in the Court of International Trade by several U.S. steel producers, including the Company. In addition, the DOC’s final subsidization determination regarding Brazil is being challenged in the Court of International Trade by affected foreign steel producers. On May 29, 2001 and August 3, 2001, respectively, the Court of International Trade remanded to the DOC its determinations to suspend the antidumping duty investigation and the countervailing duty investigation of Hot-Rolled Steel from Brazil. These cases are currently pending before the Court of International Trade. On February 4, 2002, upon finding that Brazilian steel producers had violated the antidumping suspension agreement on imports of Hot-Rolled Steel from Brazil, the DOC terminated that agreement and imposed an antidumping duty order.

On June 2, 1999, a number of U.S. steel producers filed unfair trade petitions alleging dumping of Cold-Rolled Steel from Argentina, Brazil, China, Indonesia, Japan, Russia, South Africa, Slovakia, Taiwan, Thailand, Turkey, and Venezuela and subsidization of Cold-Rolled Steel from Brazil, Indonesia, Thailand, and Venezuela. The Company joined in all of these petitions, except the one against Japan. The resulting subsidy investigations of Indonesia, Thailand, and Venezuela were terminated on July 19, 1999, when the ITC found that imports from those countries were negligible. In Spring and Summer 2000, the ITC made negative final injury determinations with respect to the other cases. In April, June, and September 2000, several U.S. steel producers, including the Company, commenced challenges in the Court of International Trade to the negative final injury determinations of the ITC. Oral argument was conducted before the Court of International Trade in December 2001. A decision is expected later this year.

On September 1, 1999, the DOC and the ITC published notices initiating five-year reviews of antidumping and/or countervailing duty orders entered in 1993 on (i) Corrosion-Resistant Steel from Australia, Canada, France, Germany, Japan, and Korea and (ii) Cold-Rolled Steel from Germany, Korea, the Netherlands, and Sweden. In March and July 2000, the DOC determined that revocation of the orders would likely lead to continuation or recurrence of dumping and/or subsidization. The ITC determined in November 2000 that revocation of the orders on Corrosion-Resistant Steel would be likely to lead to continuation or recurrence of material injury. Therefore, these orders remain in effect. However, the ITC voted to revoke the orders on Cold-Rolled Steel. Several foreign steel producers have commenced challenges to the determinations of the DOC and the ITC regarding Corrosion-Resistant Steel either in the Court of International Trade or before a North American Free Trade Agreement Binational Panel. In addition, in January 2002, the Japanese government requested consultations with the United States regarding the DOC and ITC determinations with respect to Corrosion-Resistant Steel from Japan pursuant to the dispute settlement mechanism of the WTO. In January 2001, several U.S. steel producers, including the Company, commenced challenges in the Court of International Trade to the ITC’s determination regarding the orders on Cold-Rolled Steel.

On November 13, 2000, a number of U.S. steel producers filed unfair trade petitions alleging dumping of Hot-Rolled Steel from Argentina, China, India, Indonesia, Kazakhstan, the Netherlands, Romania, South Africa, Taiwan, Thailand, and the Ukraine and subsidization of Hot-Rolled Steel from Argentina, India, Indonesia, South Africa, and Thailand. The Company joined in all of these petitions. On July 16, 2001, the DOC made a final determination that Hot-Rolled Steel from Argentina had been dumped and subsidized and that Hot-Rolled Steel from South Africa had been dumped. On August 31, 2001, the ITC made a final determination that Hot-Rolled Steel from Argentina and South Africa had injured the domestic industry. The DOC published an antidumping duty order with respect to these two countries and a countervailing duty order with respect to Argentina on September 11, 2001. On September 21, 2001, the DOC made final determinations that Hot-Rolled Steel from India, Indonesia, Kazakhstan, the Netherlands, the People’s Republic of China, Romania, Taiwan, and Thailand had been dumped, and that Hot-Rolled Steel from India, Indonesia, South Africa, and Thailand had been subsidized. On November 2, 2001, the ITC made a final determination that Hot-Rolled Steel from these countries had injured the domestic industry. An antidumping duty order was issued by the DOC on Hot-Rolled Steel from Kazakhstan on November 21, 2001. On November 29, 2001, the DOC issued antidumping duty orders on Hot-Rolled Steel from China, the Netherlands, Romania, Taiwan, Thailand, and the Ukraine. Finally, the DOC issued antidumping and countervailing duty orders on Hot-Rolled Steel from India and Indonesia and countervailing duty orders on Hot-Rolled Steel from South Africa and Thailand on December 3, 2001. Duties to offset the unfair trade practices found by the DOC and the ITC will now be charged on all affected imports from the above-referenced countries. In December 2001 and January 2002, several foreign steel producers commenced challenges in the Court of International Trade to the final injury determinations of the ITC. In addition, in

December 2001, a steel producer in the Netherlands and several U.S. steel producers, including the Company, commenced challenges to the DOC’s final dumping determination on Hot-Rolled Steel from the Netherlands in the Court of International Trade.

On September 28, 2001, a number of U.S. steel producers filed petitions alleging dumping of Cold-Rolled Steel from Argentina, Australia, Belgium, Brazil, France, Germany, India, Japan, Korea, the Netherlands, New Zealand, the People’s Republic of China, the Russian Federation, South Africa, Spain, Sweden, Taiwan, Thailand, Turkey, and Venezuela and subsidization of Cold-Rolled Steel from Argentina, Brazil, France, and the Republic of Korea. The Company joined in all of the petitions, except the one regarding Japan. On November 13, 2001, the ITC made its preliminary determination that there is a reasonable indication that the domestic industry is materially injured or threatened with material injury by the imports in question. On February 25, 2002, the DOC made its preliminary determination that Cold-Rolled Steel from Brazil, France, and the Republic of Korea had been subsidized. The DOC also preliminarily determined that the ad valorem benefit from the subsidies provided for Cold-Rolled Steel from Argentina was de minimis. The DOC is scheduled to make preliminary determinations of dumping in April 2002. Antidumping and/or countervailing duties will be imposed against those imports for which the DOC makes an affirmative final dumping or subsidization determination and for which the ITC makes an affirmative final injury determination.

In addition to the foregoing antidumping and countervailing duty proceedings to which the Company has been a party, on June 22, 2001, the United States Trade Representative, on behalf of the President, requested that the ITC conduct an investigation of steel imports pursuant to Section 201 of the Trade Act of 1974. On October 22, 2001, the ITC unanimously determined that increased imports had caused or threatened to cause serious injury to domestic producers of several steel products, including slabs, plate, Hot-Rolled Steel, Cold-Rolled Steel, and Corrosion-Resistant Steel. The ITC evenly divided as to whether increased imports caused or threatened to cause serious injury to producers of tin-mill products. On December 19, 2001, the ITC transmitted its recommendations for relief to the President. On March 5, 2002, the President ordered relief in the form of increased tariffs on imports of plate, Hot-Rolled Steel, Cold-Rolled Steel, Corrosion-Resistant Steel, and tin-mill products and a tariff-rate quota on imports of slab. The President excluded imports from certain of our Free Trade Agreement partners and certain developing countries from the relief ordered. A number of countries have indicated that they intend to challenge the United States’ action pursuant to the dispute settlement mechanism of the WTO.

Donner Hanna Coke Plant

The Donner Hanna coke plant was operated from approximately 1920 to 1982, for the majority of that time as a corporation jointly owned by The Hanna Furnace Corporation (“Hanna Furnace”), a subsidiary of the Company, and LTV Steel Company, Inc. (or its predecessor) (collectively “LTV”). In 1989 and 1990, the plant was demolished and, at present, Hanna Furnace and LTV each have a 50% ownership share in the property.

Hanna Furnace has been participating in a voluntary effort with LTV to perform a site cleanup at Donner Hanna, with a goal of eventually transferring ownership of the property to either the City of Buffalo or a third party. A significant amount of site assessment work has been completed. A draft conceptual remedial work plan has been prepared and discussed with the New York State Department of Environmental Conservation (“DEC”), the most recent version of which is dated July 2001.

The preliminary estimated cost to implement the draft remedial work plan for the two areas that are co-owned by LTV and Hanna Furnace is $7,806,000, of which Hanna Furnace’s share would be $3,903,000. The preliminary estimate does not include the remedial costs for several areas related to the plant that still must be assessed, nor does it include the cost for final “cover” that may be required for the property, depending upon the final development plan.

LTV also has made an informal claim that Hanna Furnace should contribute 50% toward the remediation of an adjacent property owned solely by LTV, on the basis that it appears to be impacted by coke wastes/materials. The preliminary cost estimate to remediate that property is $6,620,000. This estimate also does not include the remedial costs for at least one other related area that still must be assessed. Hanna Furnace has evaluated LTV’s informal claim and has informed LTV that it does not believe that Hanna Furnace is responsible for any portion of the remediation costs for the property.

By letter dated December 4, 2001, DEC forwarded to LTV and Hanna Furnace a revised voluntary cleanup agreement in the form of a Voluntary Order on Consent (the “Consent Order”). The Consent Order would apply to both the former Donner Hanna Coke plant and adjacent properties owned solely by LTV. The Consent Order would limit Hanna Furnace’s obligations thereunder to the former Donner Hanna Coke plant, but would impose those obligations on a joint and several basis with LTV.

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

During the second half of 2000, EPA conducted a soil sampling program for more than 80 properties in the Hickory Woods Subdivision, including some of the properties that were transferred by LTV and Hanna Furnace. The data from this sampling program was evaluated by the New York State Department of Health (“DOH”). DOH concluded that a few of the properties merit further investigation, but generally the soils in the Hickory Woods Subdivision do not pose an unacceptable risk to human health. The City and BURA have retained an independent group of scientists to conduct a peer review of the DOH study. It appears that the peer review generally supports the DOH study, but believes that there are several areas of potential exposure that merit further study. The final peer review report has not been released to the public.

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

On February 12, 2002, Hanna Furnace filed its reply to the counterclaims. On March 5, 2002, the City and BURA filed a motion requesting preliminary and permanent injunctive relief and declaratory relief pursuant to several of their counterclaims to: (a) require Hanna Furnace and LTV to abate “nuisance and blighting” conditions on and around the former Donner Hanna coke plant and adjacent LTV properties; (b) require Hanna Furnace and LTV to abate the “blighting conditions existing on certain residential properties” near the former Donner Hanna coke plant by implementing a Fair Market Value Protection Plan to stabilize property values; and (c) such other and further relief as the court may deem just and proper. No replies have been filed to the motion.

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

In August 2001, National Steel Corporation was named as a defendant, along with Hanna Furnace, LTV, the City, BURA and Donner-Hanna Coke Corporation in four lawsuits in the State of New York Supreme Court, Erie County, initiated by persons residing in more than 80 houses in the vicinity of the former Donner-Hanna coke plant. Plaintiffs allege that defendants are responsible for contamination of plaintiffs’ properties, and their claims are based on various common law theories. In the Blake case, the Blake family seeks punitive damages of $160 million in addition to alleged property and personal injury damages of $80 million. In the other three cases (Acuff, Andriaccio and Gilmour), the remaining plaintiffs claim property and personal injury damages totaling at least $33 million. On March 12, 2002, National Steel Corporation and Hanna Furnace filed a Suggestion of Bankruptcy and Notice of Automatic Stay in all four cases.

On December 7, 2001, the Northern District of Ohio Bankruptcy Court granted LTV’s motion for approval of its asset protection plan, which essentially authorizes LTV to sell assets outside the normal course of business (i.e., to liquidate). By letter dated January 3, 2002, counsel for Hanna Furnace requested clarification from counsel from LTV regarding LTV’s involvement with: (a) settlement discussions with the City and BURA; and (b) the Consent Order with DEC. Counsel for LTV indicated that LTV was not able to respond to a previous settlement offer made by the City and BURA and that it was not able to respond to the Consent Order proposed by DEC. Hanna Furnace continues to monitor the LTV bankruptcy and evaluate its potential impact on this matter.

The effect of Hanna Furnace’s and National Steel Corporation’s March 6, 2002 voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with respect to the foregoing matters involving the Donner Hanna coke plant remains to be determined.

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

Detroit Water and Sewerage Department NOVs. From November 25, 1998 to September 6, 2001 the Detroit Water and Sewerage Department (“DWSD”) issued numerous NOVs to the Company’s Great Lakes Division alleging that the Company’s discharge to the DWSD contained levels of zinc, cyanide and mercury in excess of the permitted limits. On November 9, 2001, this matter was resolved through the execution of an Administrative Consent Order between Company and DWSD which requires the Company to complete a mercury reduction study, perform more frequent monitoring until the study is completed and pay stipulated penalties ranging from $200 to $500 per day for each violation of a discharge limitation.

U.S. EPA Administrative Complaint—SPCC Plan Violations. On April 25, 2001, the EPA filed an Administrative Complaint which alleges violations of the Clean Water Act as a result of certain deficiencies in the Company’s Spill Prevention Control and Countermeasure (“SPCC”) Plan for its Zug Island facility in River Rouge, Michigan. The Complaint proposes a civil penalty of $136,864. Preliminary settlement discussions have taken place. Both EPA and the Company have filed pre-hearing reports with the Administrative Law Judge. A hearing has been scheduled for June 25, 2002.

For a discussion of the Company’s Superfund and other cleanup liabilities see “Environmental Matters” under Item 1, “Business”.

It em 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Registrant

The following sets forth certain information with respect to our executive officers. Executive officers are elected by our Board of Directors, generally at their first meeting after each annual meeting of stockholders. Our officers serve at the discretion of the Board of Directors and are subject to removal at any time.

Hisashi Tanaka, Chairman and Chief Executive Officer. Mr. Tanaka, age 54, has been a director of the Company since April 27, 1998. He was elected Chairman of the Board and Chief Executive Officer of the Company on March 4, 2001. Prior to his election to that position, Mr. Tanaka has served in various capacities with NKK since 1971. His most recent positions have been Director, Technical & Engineering Planning from 1995 to 1996, General Manager, Steelmaking Technology from 1996 to 1998, General Manager Technology Planning and Coordination from 1998 to March 2000 and Vice President, Technology Planning and Coordination from April 2000 to March 2001. He served as a Director of the Board of NKK from June 1999 until March 2000.

John A. Maczuzak, President and Chief Operating Officer. Mr. Maczuzak, age 60, joined National Steel as Vice President and General Manager—Granite City Division in May 1996. He was elected Executive Vice President and Acting Chief Operating Officer in August 1996 and assumed his present position in December 1996. Mr. Maczuzak was formerly employed by ProTec Coating Company as General Manager and USS/Kobe Steel Company as Vice President of Operations and has more than 36 years of broad-based experience in the steel industry.

John F. Kaloski, Senior Vice President—Commercial and Planning. Mr. Kaloski, age 52, joined National Steel in August 1998 as Senior Vice President—Regional Operations and was elected to his present position in May 2000. Prior to joining the Company, Mr. Kaloski served in various capacities at U.S. Steel, including General Manager-U.S. Steel—Gary Works from 1996 to 1998.

Kirk A. Sobecki, Senior Vice President and Chief Financial Officer. Mr. Sobecki, age 40, joined National Steel in January 1999 as Corporate Controller. He was elected Vice President and Corporate Controller in November 2001 and assumed his present position in March 2002. From September 1997 to December 1998, he served as Chief Financial Officer of Luitpold Pharmaceuticals, Inc. From June 1986 to August 1997 Mr. Sobecki held various positions with Zimmer, Inc., a Division of Bristol-Myers Squibb, including Director of Finance/Controller from 1995 to 1997.

Ronald J. Werhnyak, Senior Vice President, General Counsel and Secretary. Mr. Werhnyak, age 56, became National Steel’s Senior Counsel in January 1996. He was elected Acting General Counsel and Secretary in August 1998, Vice President, General Counsel and Secretary in December 1998, and to his current position in March 2002.

John L. Davis, Vice President—Purchasing, Information Technology and Engineering. Mr. Davis, age 47, joined National Steel Corporation in 1995. He has held various positions of increasing responsibility including Director—Strategic Planning, Coordinating Director—Environmental and Technology Services and General Manager—Information Technology and Engineering. Mr. Davis assumed the responsibility for the purchasing function in January 2001. He was elected to his current position in March 2001.

Stephen G. Denner, Vice President—Research and Technology. Dr. Denner, age 51, began his career with National Steel Corporation in 1983. His most recent positions have been General Manager of Technology from March 1995 to December 1999 and General Manager of Technology Planning and Coordination from December 1999 until May 2000. Dr. Denner assumed his current position in May 2000.

Michael D. Gibbons, Vice President and General Manager—Granite City Division. Mr. Gibbons, age 51, joined National Steel Corporation in 1973. He served in various capacities at the Company’s Granite City Division including Controller from February 1995 to May 2000. Mr. Gibbons served as the Company’s Acting Chief Financial Officer from December 1997 to August 1998 and assumed his current position in May 2000.

Daniel B. Joeright, Vice President and General Manager—Regional Division. Mr. Joeright, age 55, joined National Steel Corporation in May 1991. He served as Director—Cold Roll Operations until December 1998 when he was appointed to the position of Plant Manager—Finishing for the Regional Operations. Mr. Joeright had twenty years of experience with another steel producer prior to joining National Steel Corporation. He was elected to his current position in May 2000.

William E. McDonough, Vice President and Treasurer. Mr. McDonough, age 43, began his career with National Steel in 1985 in the Financial Department. He has held various positions of increasing responsibility including Manager, Treasury Operations, Assistant Treasurer and Treasurer and was elected to his present position in November 2001.

Lawrence F. Zizzo, Jr., Vice President Human Resources. Mr. Zizzo, age 53, began his career with National Steel in 1978. He has held various positions in the Human Resources organization, including Regional Director of Human Resources from December 1998 to January 2000, and Director of Human Resources at the Great Lakes Division from March 1991 to November 1998. Mr. Zizzo was appointed to his present position in February 2000.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

National Steel Corporation’s Class B Common Stock was traded on the New York Stock Exchange (“NYSE”) until March 12, 2002 under the symbol “NS”. The following table sets forth, for the periods indicated, the high and low sales prices of the Class B Common Stock on a quarterly basis as reported on the NYSE Composite Tape.

Period	High	Low
2001
First Quarter	$2.81	$1.25
Second Quarter	2.90	1.56
Third Quarter	2.22	1.12
Fourth Quarter	1.97	0.87
2000
First Quarter	$8 5/8	$6 1/16
Second Quarter	7 7/16	3 7/8
Third Quarter	4 1/2	2 1/2
Fourth Quarter	3 1/8	1 1/8

After the NYSE delisted our Class B common stock, the stock began being quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “NSTLB.” OTCBB quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of December 31, 2001, there were approximately 219 registered holders of Class B Common Stock. (See Note 3. “Capital Structure” for further discussion). During the first three quarters of 2000, we paid quarterly dividends of $0.07 per common share (or an annual total of $0.21 per common share). We did not pay dividends in the fourth quarter of 2000 or during 2001 and do not expect to pay dividends during 2002. The decision whether to pay dividends on the Common Stock is determined by the Board of Directors in light of our earnings, cash flows, financial condition, business prospects, debt covenant restrictions and other relevant factors. Holders of Class A Common Stock and Class B Common Stock are entitled to share ratably, as a single class, in any dividends paid on the Common Stock.

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

The asset value of the VEBA Trust was $97.2 million at December 31, 2001 and $113.2 million at December 31, 2000. No matching dividend contribution to the VEBA Trust was required for the years ended December 31, 2001, 2000 and 1999 and $5.5 million was withdrawn from the VEBA Trust in each of 2001 and 2000.

Certain debt and lease agreements include restrictions on the amount of stockholders’ equity available for the payment of dividends. Under these agreements, the Company was prohibited from declaring or paying dividends at December 31, 2001.

Currently, it is not possible to predict with certainty the length of time that we will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to our Class B common stock in the bankruptcy proceedings, and the value of the equity represented by that stock could be substantially diluted or canceled.

Item 6.    Selected Financial Data

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in millions, except per share data)
Statement of Operations Data
Net sales	$2,492	$2,979	$2,954	$2,936	$3,222
Cost of products sold	2,649	2,792	2,671	2,579	2,756
Depreciation	168	153	140	129	135
Gross margin	(325)	34	143	228	331
Selling, general and administrative expense	149	151	148	154	141
Unusual items	(16)	—	—	(27)	—
Income (loss) from operations	(455)	(114)	(3)	102	191
Financing costs, net	67	37	28	11	15
Income (loss) before income taxes, extraordinary items and cumulative effect of accounting change	(519)	(137)	(31)	93	235
Extraordinary items	(2)	—	—	—	(5)
Cumulative effect of accounting change	17	—	—	—	—
Net income (loss)	(652)	(130)	(29)	89	214
Net income (loss) applicable to common stock	(652)	(130)	(29)	89	203
Basic per share data:
Income (loss) before extraordinary items and cumulative effect of accounting change	(16.16)	(3.14)	(0.69)	2.06	4.82
Net income (loss)	(15.79)	(3.14)	(0.69)	2.06	4.70
Diluted earnings (loss) per share applicable to common stock	(15.79)	(3.14)	(0.69)	2.06	4.64
Cash dividends paid per common share	—	0.21	0.28	0.28	—

	2001	2000	1999	1998	1997
Balance Sheet Data
Cash and cash equivalents	$1	$2	$58	$138	$313
Working capital (deficit)	(78)	179	361	333	367
Net property, plant and equipment	1,385	1,517	1,446	1,271	1,229
Total assets	2,308	2,565	2,749	2,505	2,453
Current maturities of long-term obligations	29	28	31	30	32
Long-term obligations	810	523	556	286	311
Stockholders’ equity (deficit)	(311)	718	853	852	837

	2001	2000	1999	1998	1997
Other Data
Shipments (net tons, in thousands)	5,904	6,254	6,110	5,587	6,144
Raw steel production (net tons, in thousands)	5,993	6,138	6,250	6,087	6,527
Effective capacity utilization	91%	93%	97%	92%	96%
Number of employees (year end)	8,342	9,283	9,395	9,230	9,417
Purchases of property, plant and equipment including capitalized leases	$52	$225	$332	$171	$152
Total debt and redeemable preferred stock as a percent of total capitalization	149%	47%	41%	27%	29%
Common shares outstanding at year end (in thousands)	41,288	41,288	41,288	42,178	43,288

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Outlook

On March 6, 2002, National Steel Corporation and forty-one of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”). The case was assigned to Judge John H. Squires of the Court for initial proceedings (case numbers 02-08697 through 02-08738). We also received commitments for up to $450 million in Secured Super Priority Debtor In Possession (“DIP”) financing from the existing senior secured bank group subject to court approval, which combined with other actions will be used to fund post-petition operating expenses as well as supplier and employee obligations. We filed for protection under Chapter 11 in order to obtain the necessary time to stabilize the Company’s finances and to attempt to develop a plan of reorganization that will enable us to return to sustained profitability.

While we believe our core business is operationally sound, historically low steel selling prices and a weak economy have impeded our ability to service our debt and make investments in the business necessary for continued growth. We have worked diligently to reduce costs during these difficult times. In 2001 alone, we reduced our costs by approximately $150 million compared to the prior year and inventory reductions exceeded $130 million. Despite our cost reduction activities, idling of production facilities, our focus on value-added shipments and the recent positive movement in steel market prices, these efforts were not enough to overcome the injury to us and the steel industry caused by the lingering effects of the record levels of unfairly traded steel imports and the downturn in the economy that have led to depressed steel selling prices.

Our financial results discussed below have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and settlement of liabilities in the normal course of business and do not reflect adjustments that may result if we are unable to continue as a going concern. After negotiations with various parties in interest, we expect to present a plan of reorganization to the Court to reorganize our business and to restructure our obligations. Future financial statements will be prepared in accordance with the AICPA’s Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires us to segregate liabilities subject to compromise by the Court as of the bankruptcy filing date and to identify all transactions and events that are directly associated with our reorganization. A significant portion of the liabilities recorded at December 31, 2001 is expected to be reflected as subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest expense will only be recognized on long-term obligations that are believed to be fully secured.

Under bankruptcy law, actions by creditors to collect amounts owed by us at the filing date are stayed and other pre-petition contractual obligations may not be enforced against us, without approval by the Court to settle these claims. We received approval from the Court to pay certain of our pre-petition claims, including employee wages and certain employee benefits. In addition, we have the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. We are in the process of preparing and submitting the schedules setting forth all of our assets and liabilities as of the date of the petition as reflected in our accounting records. The amounts of claims filed by creditors could be significantly different from our recorded amounts. Due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our businesses or the recovery by our creditors and equity holders.

On March 5, 2002, President Bush imposed temporary tariffs of up to 30 percent on steel imports for three years to provide appropriate relief to those parts of the domestic steel industry that have been most damaged by import surges. Flat rolled steel products, representing the type of products we sell, received the highest import tariff of 30% in year one, 24% in year two and 18% in year three. These tariffs are effective beginning on March 20, 2002.

Results of Operations

Comparative operating results for the three years ended December 31, are as follows:

	2001	2000	1999
	Dollars and tons in millions
Net sales	$2,492.3	$2,978.9	$2,953.4
Loss from operations	(454.5)	(114.4)	(3.4)
Net loss	(652.1)	(129.8)	(28.6)
Tons shipped	5.904	6.254	6.110

Year ended December 31, 2001 as compared to 2000

Net Sales

Net sales for 2001 decreased $486.6 million, or 16%, compared to the prior year. This decrease resulted from a $57 per ton, or 13%, reduction in average selling prices and a 350,000 ton, or 6%, decrease in shipment volume. Average selling prices continued to decline throughout the year primarily due to a combination of depressed market prices and, to a lesser extent, a shift in our mix of products sold away from value-added coated product toward commodity grade hot-rolled and non-prime products. General economic conditions as well as the continuing impact of high levels of low-priced imported steel products and the resulting high inventory levels at our customers adversely affected the demand, mix, and market price for our steel products.

Loss from Operations

We reported an operating loss of $454.5 million for 2001 compared to an operating loss of $114.4 million in the prior year. Several factors contributed to the increased loss from operations:

•	The impact of the aforementioned reduction in shipping volumes, unfavorable shift in product mix and the lower selling prices for our steel products.

•
The underabsorption of fixed costs related to lower production volumes of approximately 6% on our primary and finishing units adversely impacted our 2001 results by $85 million as compared to the prior year. Some significant changes in operating levels include:

•	The temporary idling of our narrow galvanizing line at Midwest in the second quarter of 2001. We anticipate the line to be idled throughout 2002.

•
The temporary idling of one of our blast furnaces at Great Lakes in the fourth quarter of 2001. This outage had the effect of reducing production levels of downstream finishing units at Great Lakes. We anticipate the blast furnace will be idled throughout the first half of 2002.

•	The extended outage and idling of our NSPC production facility in the fourth quarter of 2001. We resumed production on January 1, 2002.

•
Natural gas costs exceeded the prior year by approximately $43 million mainly due to the abnormally high prices in the first half of the year. However, reduced pricing for other raw materials, including scrap and zinc, partially offset the adverse affect of the natural gas pricing by $17 million as compared to the prior year.

•
Depreciation expense increased approximately $15 million compared to the prior year due primarily to the full year affect of the hot dip galvanizing facility at Great Lakes that began production at the end of the second quarter of 2000.

•
We recorded a charge of approximately $22 million for potentially uncollectible accounts receivable from various customers, representing an increase of approximately $14 million as compared to the year earlier period.

•
Our OPEB expense related to medical and life insurance benefits provided to eligible retirees and their dependents was $91.0 million representing an increase of $15.4 million as compared to the prior year. We increased our assumed health care cost trend rate for the year immediately following the measurement date to 9.25%, an increase of 1.65% over the prior year.

•
Our successful cost reduction activities served to partially offset these unfavorable impacts. Our cost reduction efforts resulted in savings of approximately $150 million or $25 per ton shipped compared to our performance in the prior year. Our production costs were reduced by approximately $117 million and Selling, General and Administrative expenses were reduced by approximately $17 million (excluding the unfavorable charge for uncollectible accounts receivable). Labor costs, material expenses, and other spending were the primary drivers of the reduction. Some of our accomplishments include the reduction of overtime by over 32% compared to average levels in the prior year, the reduction of approximately 1,000 employees, which is 11% of our workforce, and reductions in other spending. In addition, we recognized an aggregate of $15.9 million of unusual credits during 2001. These credits related to the sale of a natural gas derivative contract and favorable property tax settlements, partially offset by certain expenses related to a Staff Retirement Incentive Program for Salaried Non-Represented Employees and the write-off of a portion of a partially installed computer system (see Note 9 to the financial statements for additional information).

Net Gain on Disposal of Non-Core Assets

During 2001 and 2000, we sold certain non-core assets and recorded net gains on the disposals. During 2001, we received a final payment related to the sale of our equity interest in the Presque Isle Corporation (“Presque Isle”), sold property and certain assets related to an idled pickling operation, and sold property and certain assets related to our Granite City Division building products line and certain trademarks used in that business to one of our customers. The combined net gain that we recognized in 2001 was $3.0 million. During 2000, we sold our 30% equity interest in Presque Isle and received proceeds of $16.9 million (net of expenses) and recognized a net gain of $15.1 million.

Net Financing Costs

Net financing costs increased $29.7 million in 2001 as compared to the prior year. Approximately $15.3 million of the increase relates to lower capitalized interest in 2001 as compared to the year earlier period during which time the new hot dip galvanizing facility was under construction. Additionally, higher levels of borrowing under our credit facilities increased our interest costs and lower levels of cash and cash equivalents reduced our interest income during 2001.

Income Taxes

During 2001, we recorded a non-cash tax expense of $148.8 million. After reviewing our future taxable income and tax planning strategies, we determined that a decrease in our deferred tax assets was necessary. We recorded an income tax benefit of $6.8 million in 2000, utilizing an effective tax rate of 5%.

Extraordinary Item

During 2001, we closed on a new $465 million Credit Facility secured by both accounts receivable and inventory which expires in September 2004. The Credit Facility replaced our previous $200 million Receivable Purchase Agreement with an expiration date of September 2002 and the $200 million Inventory Facility with an expiration date of November 2004. As a result, we recorded an extraordinary charge of $2.0 million with respect to the write-off of unamortized debt issuance costs in connection with the extinguishment of debt. (See Note 9 to the financial statements for additional information.)

Change in Accounting Principle

Effective January 1, 2001, we changed our method of accounting for investment gains and losses on pension assets used in the calculation of net periodic pension cost. The cumulative effect of this change on prior periods was a credit of $17.2 million. The net loss in 2001 was reduced by $6.7 million or $0.16 per share (basic and diluted) as a result of lower pension expense due to this accounting change. The net loss in 2000 would have been negatively impacted by $1.8 million or $0.04 per share (basic and diluted) had this accounting change been applied retroactively. (See Note 9 to the financial statements for additional information.)

Year ended December 31, 2000 as compared to 1999

Net Sales

Record shipment levels in the early part of the year resulted in the achievement of record annual shipments in 2000. However, the 2.4% increase in net tons shipped was offset by a 1.5% decrease in our average selling price for the year resulting in only a slight increase in net sales in 2000. The higher shipment level contributed to the reduction in our average selling price, as the additional tons shipped were primarily lower cost hot-rolled products that demand a lower market price than our higher value-added products. Additional decreases in market prices for all of our products, as compared to the already depressed prices in 1999, also impacted our average selling price. High levels of low-priced imported steel and high inventory levels at steel service centers coupled with the more recent slow-down in the economy resulted in a reduction in market prices for steel as well as a reduced demand for steel products in the latter part of the year.

Loss from Operations

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

Net Gain on Disposal of Non-Core Assets

The $15.1 million net gain on disposal of non-core assets in 2000 resulted from the sale of our 30% equity interest in the Presque Isle, which owns and operates a limestone quarry. The sale of Presque Isle was a result of our continued efforts to focus on our core steel operations.

Income Taxes (Credit)

During 2000, we recorded current taxes refundable of $17.1 million as a result of filing federal net operating loss carryback claims. We recorded current taxes payable of $0.8 million in 1999. The current portion of the income tax represents taxes that were expected to be due or refundable, as a result of the filing of the current period’s federal and state income tax returns. For federal purposes, such amounts have generally been determined based on alternative minimum tax payments due or refundable.

The current taxes refundable represented 12.5% of pretax net income (loss). The current taxes payable were minimal in 1999 due to the net loss incurred. The effective tax rates in 2000 and 1999 were more (less) than the combined federal and state statutory rates primarily because of changes in the valuation allowance related to the recognition of deferred tax benefits.

We recorded a deferred tax expense of $10.3 million in the year ended December 31, 2000 due to a decrease in the expectation of future taxable income from operations and tax planning strategies. We recorded a deferred tax benefit of $2.9 million in the year ended December 31, 1999 due to the expectation of additional future taxable income.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period (see Note 2. “Description of the Business and Significant Accounting Polices” for further discussion). On an on-going basis, we evaluate these estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies (see Note 2 to the consolidated financial statements), the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Pensions

We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis. No cash contributions were required under the Employee Retirement Income Security Act of 1974 for our pension plans during 2001. SFAS 87 and the policies we use, including the delayed recognition of gains and losses and the use of a calculated value of plan assets (which is further described below), generally reduce the volatility of pension expense due to changes in pension liability assumptions, demographic experience, and the market performance of the pension plan’s assets.

Our pension expense is significantly affected by the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets will be 9.75%. This assumption is based on reasonable long-term expectations as to the returns available on the underlying asset classes held by the pension trust. The assumed long-term rate of return on assets is applied to the market-related value of assets. This produces the expected return on plan assets component included in the pension expense. The difference between this expected return and the actual return on plan assets will be deferred in accordance with the amortization provisions of SFAS 87. Should actual returns be less than the expected returns, future pension expense would likely increase.

The current year’s asset losses and required benefit payments decreased the fair value of plan assets by approximately $561.5 million, or 26.6%, at September 30, 2001. Recognizing one-third of this asset loss in the market-related value of assets would have the effect of increasing the 2002 pension expense by approximately $20.5 million. However, the recognition of the portion of 2000 and 1999 actual returns in excess of expected returns will offset approximately $18.6 million of this effect.

We use a September 30 measurement date. The discount rate, which is used to discount plan liabilities, reflects the current rate at which the pension liabilities could be effectively settled at the measurement date. In estimating this rate, we look to the Moody’s Average Aa-Rated Corporate Bonds index. At September 30, 2001, we determined this rate to be 7.5%, a reduction of 0.5% from the prior year. This reduction in the discount rate increased our pension liability by approximately $106.3 million, or 4.9%, at September 30, 2001. However, most of this loss will be deferred in accordance with the amortization provisions of SFAS 87. Changes in the discount rate have not materially affected recent years’ pension expense.

SFAS 87 requires us to record, at a minimum, a liability for the difference between our plans’ accumulated benefit obligation and the fair value of the pension trust assets (the “unfunded ABO”). As a result of the 0.5% reduction in the discount rate used to calculate the pension obligation and the asset performance of the pension trust, the unfunded ABO increased significantly from the prior year, resulting in an additional minimum pension liability of $502.3 million at the end of 2001 as compared to $8.4 million at the end of 2000. The increased additional minimum liability resulted in an increase to the intangible pension asset of $119.9 million and a charge to accumulated other comprehensive income (“OCI”) of $374.0 million. This charge to OCI along with the net loss for the year has caused total equity to be in a deficit position as of December 31, 2001.

Other Postretirement Benefits

We provide retiree health care benefits for certain salaried and represented employees that retire under our pension plans. Our retiree health care plans provide health care benefits to approximately 23,000 of our former employees and their dependents. We account for these other postretirement benefit plans in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (“SFAS 106”), which requires that amounts recognized in financial statements be determined on an actuarial basis. SFAS 106 and the policies we use, including the delayed recognition of gains and losses, generally reduce the volatility of retiree health care expense due to changes in assumptions, claims experience, demographic experience, and the market performance of the plan’s assets.

Recent per capita claims experience increased our retiree health care liability by approximately $34.3 million, or 3.6%, at September 30, 2001. While most of this loss will be deferred in accordance with the amortization provisions of SFAS 106, the revised per capita claims costs is expected to increase our 2002 retiree health care expense by approximately $4.9 million.

We use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree health care plans.

We use a September 30 measurement date. The discount rate, which is used to discount plan liabilities, reflects the current rate at which the retiree health care liabilities could be effectively settled at the measurement date. In estimating this rate, we look to the Moody’s Average Aa-Rated Corporate Bonds index. At September 30, 2001, we determined this rate to be 7.5%, a reduction of 0.5% compared to the prior year. This reduction in the discount rate increased our retiree health care liability by approximately $38.2 million, or 4.5%, at September 30, 2001. While most of this loss will be deferred in accordance with the amortization provisions of SFAS 106, the decrease in the discount rate is expected to increase our 2002 retiree health care expense by approximately $1.3 million.

The health care cost trend is used to project plan liabilities. While the ultimate health care cost trend reflects long-term expectations as to a sustainable growth rate for underlying health care costs, the initial health care cost trends reflect short-term expectations influenced by recent experience. At September 30, 2001, we determined the health care cost trend for 2002 to be 9.25%. The health care cost trend is then expected to decrease by 1.00% per year until an ultimate health care cost trend of 5.25% is reached in 2006. Under the prior year’s assumptions, the health care cost trend for 2002 was to be 7.60%, with an ultimate health care cost trend of 5.25% being reached in 2004. This change in the health care cost trend increased our retiree health care liability by approximately $74.8 million, or 8.5%, at September 30, 2001. While most of this loss will be deferred in accordance with the amortization provisions of SFAS 106, the change in the health care cost trend is expected to increase our 2002 retiree health care expense by approximately $10.0 million.

Allowance for Doubtful Accounts—Methodology

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit scores), we record a specific reserve for bad debts against outstanding amounts to reduce the net recognized receivable to the amount we reasonably believe will be collected. For customers that are highly leveraged (those customers whose value of debt exceeds equity by a predetermined ratio) and exceed a minimal risk threshold, we record a reserve representing our best estimate of potential losses from these customers in the aggregate. For all other customers, we recognize reserves for bad debts based on the general status of the economy and, specifically, the steel industry and past collections experience. The bankruptcy filing of LTV and other customers and current economic conditions within the United States, especially within the steel industry, have caused us to record a provision for doubtful accounts receivable of $22.1 million during 2001. At December 31, 2001 and 2000, the allowance for doubtful accounts represented 14% and 8% of outstanding trade accounts receivable, respectively. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

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

With respect to those claims for which we have sufficient information to reasonably estimate our future expenditures, we have accrued $17.6 million at December 31, 2001 which represents our best estimate of the probable cost for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling our defense in these matters and is based upon a combination of litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimate of our probable liability in these matters may change. Since environmental laws are becoming increasingly more stringent, our expenditures and costs for environmental compliance may increase in the future.

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

One of our subsidiaries, The Hanna Furnace Corporation, is jointly liable with LTV Steel Company, Inc. for environmental clean-up and certain retiree benefit costs related to the closed Donner Hanna Coke plant. On December 31, 2000, LTV filed for Chapter 11 protection under U.S. bankruptcy laws. During the fourth quarter of 2001, LTV announced their intentions to initiate an orderly liquidation in accordance with bankruptcy laws. As a result, in the fourth quarter, we recorded 100% of the obligation for the retiree benefit costs and recorded a charge of $3.6 million.

In the fourth quarter of 2001, Bethlehem Steel Corporation (“Bethlehem”) filed for Chapter 11 protection under U.S. bankruptcy laws. We have a 50% interest in a joint venture coating facility with Bethlehem and a 13% interest in a joint venture family health care facility with Bethlehem and another steel company. We are uncertain what effect, if any, the Bethlehem bankruptcy will have on our future earnings and financial position.

We are also involved in various non-environmental legal proceedings, most of which occur in the normal course of our business. We do not believe that these proceedings will have a material adverse effect, either individually or in the aggregate, on our financial position. However, with respect to certain of the proceedings, if reserves prove to be inadequate and we incur a charge to earnings, such charges could have a material adverse effect on our earnings and liquidity for the applicable period.

Other Operational and Financial Disclosure Matters

Impact of Recently Issued Accounting Standards

On January 1, 2001, we adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 137 and SFAS No. 138. As a result, we recognized the fair value of all financial derivative contracts as an asset of $23.8 million. This amount was recorded on the balance sheet as an asset and an adjustment to accumulated other comprehensive income within stockholders’ equity. The adoption of SFAS 133 had no impact on net income.

On April 1, 2001, we adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). This statement revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement was effective for transfers and servicing of financial assets occurring after March 31, 2001. Adoption of SFAS 140 did not have a material effect on our earnings or financial position.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”), which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on a periodic basis. The adoption of SFAS 142 on January 1, 2002, as required, is expected to have no effect on our earnings or financial position.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 applies to legal obligations associated with the retirement of certain long-lived assets. It requires companies to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We plan to adopt SFAS 143, as required, in our fiscal year beginning on January 1, 2003. We have not yet determined the effect, if any, that adopting SFAS 143 will have on our future earnings and financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. We early adopted the provisions of SFAS 144 during the fourth quarter of 2001.

As required by SFAS 144 we evaluate our long-lived assets (primarily property, plant and equipment assets) for impairment whenever indicators of impairment exist. Based on our significant increase in operating losses and deterioration in cash flows provided by operating activities combined with the overall economic conditions, we determined that impairment indicators were present at the end of the year for all of our long-lived assets. As such, we compared the estimated undiscounted future cash flows to the carrying value of the attributable long-lived asset groups. As our average long-lived assets are already two-thirds depreciated, the levels of cash flows necessary for recoverability were greatly reduced.

Our recoverability estimates are based essentially on static shipment volumes while pricing levels are expected to grow at 3-4% per annum through 2006 and then remain constant over the remaining average useful life of the long-lived assets. The highest annual average selling price per ton in our impairment model is approximately 7% lower than the average price per ton experienced before the high levels of low-priced imported steel began to flood the market in 1998. We further assume that a reduction in energy costs and improved efficiencies in a major galvanizing line will reduce cost per ton by approximately 3% through 2003 and hold constant for the remainder of the assets’ average useful lives.

Based on the impairment model we utilized, in accordance with SFAS 144, the estimated undiscounted future cash flows exceed the carrying value of the attributable long-lived assets, and therefore, no impairment charge was recorded in 2001. There can be no assurances that we will successfully attain the shipping volumes, average selling prices or cost reductions included in our recoverability estimates. Should our future actual results or assumptions change, we may be required to record an impairment charge in a future period.

Option Agreement between National Steel Corporation, United States Steel Corporation and NKK Corporation

Our board of directors appointed a special committee of independent directors (“Special Committee”) in December 2001 to evaluate a possible transaction with United States Steel Corporation (“U.S. Steel”). Following its review, the Special Committee unanimously recommended that we enter into an Option Agreement and pursue further discussions with U.S. Steel. On January 17, 2002, we announced that we had entered into an Option Agreement with NKK Corporation (“NKK”), our majority stockholder, and U.S. Steel. Under the terms of the Option Agreement, NKK has granted U.S. Steel an option to purchase all of its National Steel stock, which represents approximately 53% of our outstanding shares, and has agreed to restructure a $100 million loan previously made to National Steel by an NKK subsidiary. The option expires on June 15, 2002.

If the option is exercised, NKK will receive warrants to purchase 4,000,000 shares of U.S. Steel common stock in exchange for its National Steel shares. The warrants will be exercisable through June 2007 at a price equal to 150% of the average closing price for U.S. Steel’s stock during a 60-day period prior to the issuance of the warrants. If the option is exercised, the NKK subsidiary loan to us would be restructured into an unsecured, non-interest bearing $30 million note, with a twenty year term, convertible into 1,000,000 shares of U.S. Steel common stock. In addition, if the option is exercised, U.S. Steel will offer to acquire our remaining outstanding shares in exchange for either warrants with no less value that those provided to NKK or U.S. Steel stock based upon an exchange ratio of 0.086 shares of U.S. Steel stock for each share of National Steel stock. The option of our minority stockholders to receive warrants will only be available if a sufficient number of those stockholders elect to receive warrants so that the warrants may be listed on the New York Stock Exchange.

As part of the Option Agreement, we have agreed with U.S. Steel to begin negotiation of a transaction pursuant to which U.S. Steel would acquire us through a merger with a newly-formed U.S. Steel subsidiary. The merger would be part of the recently announced goal of achieving significant consolidation in the domestic integrated steel industry.

Although U.S. Steel has the ability to exercise the option at any time during its term, we understand that U.S. Steel does not currently intend to exercise the option or to consummate a merger with us unless a number of significant conditions are satisfied. Some of these conditions would include enactment of a program sponsored by the federal government to provide relief from a significant portion of the steel industry’s retiree legacy liabilities, a new contract with the United Steel Workers of America to provide labor cost savings and efficiencies, approval by the relevant antitrust authorities and a substantial restructuring of our existing debt and other obligations. Although preliminary discussions have been held with certain of the affected parties regarding these matters, there can be no assurance that understandings will be reached that would permit a combination of U.S. Steel and National Steel to be completed.

The Special Committee will continue to actively participate in negotiations with U.S. Steel and will recommend to our full board what action, if any, it should take with respect to any definitive merger agreement with U.S. Steel. However, the commencement of our Chapter 11 case may result in U.S. Steel not being willing or able to execute its option. Any merger or other transaction with U.S. Steel or any other party would be subject to review and approval by the Court.

Job Creation and Worker Assistance Act of 2002

On March 9, 2002, President Bush signed the Job Creation and Worker Assistance Act of 2002 (the “Act”). This new Act, among other provisions, provides for an expansion of the carryback of net operating losses (“NOLs”) from two years to five years for NOLs arising in 2001 and 2002. We are now able to carryback our loss recorded during 2001 to the 1996 through 1998 tax years when we paid an alternative minimum tax. This carryback allows us to recover the entire amount of alternative minimum taxes paid during those prior taxable years. On March 27, 2002, we received a refund of $53.2 million. The impact of this change in the tax law will be reflected in the financial results for the first quarter of 2002.

Discussion of Liquidity and Sources of Capital

Overview

Our liquidity needs arise primarily from working capital requirements, capital investments, principal and interest payments on our indebtedness, and pension and retiree health care funding requirements. We have satisfied these liquidity needs with funds provided by borrowings, the sale of non-core assets and cash provided by operations. Additionally, during 2001 we received $18.6 million in federal income tax refunds.

During 2001, we closed on a new $465 million Credit Agreement secured by both accounts receivable and inventory which expires in September 2004. The Credit Agreement replaced our previous $200 million

Receivables Purchase Agreement with an expiration date of September 2002 and the $200 million Inventory Facility with an expiration date of November 2004. During 2001, we also closed on a new $100 million revolving credit facility with NUF LLC, a wholly-owned subsidiary of NKK Corporation, our principal stockholder (the “NUF Facility”). The commitment under our NUF Facility expired in February 2002. Our ability to repay any outstanding borrowings under this facility is restricted by our DIP Facility (as described below).

Total liquidity, which includes cash balances plus available borrowing capacity under the Credit Agreement was $107 million at December 31, 2001 as compared to $112 million at December 31, 2000.

At December 31, 2001 we were in compliance with all material covenants of, and obligations under, our various debt instruments. On December 31, 2001, cash borrowings outstanding under our Credit Agreement were $313.6 million with an average annual interest rate of 5.7% and $100 million under the NUF Facility with an average annual interest rate of 5.9%.

At December 31, 2001, total debt as a percentage of total capitalization increased to 149% as compared to 47% at December 31, 2000. This increase is due to additional borrowings and reduced stockholders’ equity due to net losses and a non-cash adjustment related to our year-end pension valuation. In the fourth quarter of 2001, we recorded a non-cash charge of $374 million to stockholders’ equity to reflect a lower discount rate assumption, which increased projected pension liabilities, and the market performance of our pension trust assets.

On March 6, 2002, we received commitments for up to $450 million in Secured Super Priority Debtor in Possession (“DIP”) financing from the lenders under the Credit Agreement subject to Court Approval. The term of the DIP runs from the closing date to the earlier of (i) the second anniversary of the closing date, (ii) the effective date of a Plan of Reorganization in our Chapter 11 case and (iii) acceleration of our obligations under the DIP as a result of certain specified events, including a change of control transaction.

Availability under the DIP will be subject to a borrowing base calculated by applying advance rates to eligible accounts receivable and eligible inventory. Availability under the DIP will be subject to: (i) certain eligibility reserves and availability reserves, (ii) a reserve for certain professional and bankruptcy court expenses related to our Chapter 11 cases and (iii) a liquidity reserve of $35 million. Outstanding pre-petition claims under the Credit Facility also reduce availability.

Proceeds of loans under the DIP will be used solely to pay certain pre-petition claims approved by the Court, for post-petition operating expenses incurred in the ordinary course of business and certain other costs and expenses of administration of the cases as will be specified and as approved by the Court. Except for certain specified circumstances, all cash received by us or any of our subsidiaries shall be applied to outstanding claims under the Credit Facility and after all such claims have been paid, to outstanding obligations under the DIP.

All amounts owing by us under the DIP at all times will constitute allowed super-priority administrative expense claims in our Chapter 11 cases, generally having priority over all our administrative expenses. In addition, all amounts owing by us under the DIP will be secured by valid and perfected security interests in, and liens on, substantially all of our assets.

Cash Flows from Operating Activities

During 2001, we used $241.3 million of cash in operating activities compared to a cash inflow of $110.1 million in 2000. This change is primarily the result of increased losses during the year and the repurchase of previously sold accounts receivable under our Receivables Purchase Agreement partially offset by a reduction in inventories of $134.1 million during the year.

For 2000, cash provided from operating activities totaled $110.1 million, an increase of $101.9 million compared to 1999. The increase was primarily the result of the cash provided from the $95 million sale of accounts receivable.

Capital Investments

Capital investments including those under capital leases for the years ended December 31, 2001 and 2000 amounted to $51.9 million and $225.2 million, respectively. Spending in 2001 included the replacement of a BOF steam drum at Great Lakes, new computer systems, and various other small projects necessary to maintain our facilities at their current operating levels. A large part of our spending in 2000 was attributable to the B blast furnace reline at Great Lakes, the new hot dip galvanizing facility at Great Lakes, the addition of roll bending capabilities to the hot strip mill at Granite City and the installation of a new order fulfillment system.

Capital investments in 2002 are expected be at a level consistent with 2001, of which approximately $5.6 million was committed at December 31, 2001. The majority of our spending will again be focused on those projects necessary to maintain our facilities in current operating status.

Cash Proceeds from the Sale of Non-Core Assets

During 2001, we sold certain assets and property related to non-core businesses and received net proceeds of $2.5 million and recorded a gain of $3.0 million. During the second quarter of 2001, we sold certain assets related to our Granite City Division building products line and certain trademarks used in that business to one of our customers for $1.5 million and recognized a net gain for the full amount of the proceeds. During the third quarter of 2001, we sold property and certain assets related to a discontinued pickling operation for $0.4 million and recognized a net gain of $0.9 million as a result of the reversal of certain liabilities and cash in excess of the net book value. During the fourth quarter of 2001, we received a final payment of $0.6 million related to the sale of our equity interest in Presque Isle Corporation (“Presque Isle”) and recognized a gain for the full amount.

During the second quarter of 2000, we sold our 30% equity interest in Presque Isle and received proceeds of $16.9 million (net of expenses) and recognized a net gain of $15.1 million.

During 1999, we sold properties located in Michigan for which we received proceeds of $0.8 million (net of taxes and expenses) and recorded a net gain in the same amount.

All proceeds from the aforementioned non-core asset sales were used for general corporate purposes.

Cash Flows from Financing Activities

During 2001, net cash provided by financing activities amounted to $287.4 million. Financing activities included additional short-term borrowings of $13.5 million and long-term borrowings of $313.6 million partially offset by scheduled debt repayments of $28.9 million. In addition, we paid fees of $10.8 million during 2001 related to the closing on our new $465 million Credit Agreement. These fees have been deferred and are being amortized over the term of the Credit Agreement.

During 2000, net cash provided by financing activities amounted to $33.5 million. This resulted from cash borrowings under the Inventory Facility offset by scheduled payments on other outstanding debt and dividend payments on our common stock during the first three quarters of the year.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to continuing fluctuations in commodity prices and interest rates that can affect the cost of operating, investing and financing. Accordingly, we address a portion of these risks, primarily commodity price risk, through a controlled program of risk management that includes the use of derivative financial instruments. Our objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of a documented corporate risk-management policy. We do not enter into any derivative transactions for speculative purposes.

Interest Rate Risk

Our interest rate risk exposure results from changes in interest rates related to our credit facilities and our long-term obligations. Our objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. As a result of the significant levels of borrowings under our credit facilities, we maintain a significant percentage of variable rate debt (44% at December 31, 2001). As such, we are exposed to changes in the interest rates on the borrowings under our credit facilities. A 100 basis point increase in market interest rates on the amounts outstanding at December 31, 2001 under these credit facilities would result in an increase in our annual interest expense of $4.1 million.

Commodity Price Risk

In order to reduce the uncertainty of price movements with respect to the purchase of zinc, we enter into derivative financial instruments in the form of swap contracts with global financial institutions. These contracts typically mature within one year. At expiration, the derivative contracts are settled at a net amount equal to the difference between the then current price of zinc and the fixed contract price. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by changes in the value of the underlying exposures being hedged.

Based on our overall commodity hedge exposure at December 31, 2001 and 2000, a hypothetical 10 percent change in market rates applied to the fair value of the instruments would have had no material impact on our earnings, cash flows, financial position or fair values of commodity price risk sensitive instruments over a one-year period.

Item 8 .    Consolidated Financial Statements

The following consolidated financial statements of National Steel Corporation and subsidiaries are submitted pursuant to the requirements of Item 8:

National Steel Corporation and Subsidiaries

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and related notes. The consolidated financial statements, presented on pages 40 to 68, have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based upon our estimates and judgments, as required. Management also prepared the other information included in the Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements. The consolidated financial statements have been audited in accordance with auditing standards generally accepted in the United States and reported upon by our independent auditors, Ernst & Young LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and committees of the Board. We believe the representations made to the independent auditors during the audit were valid and appropriate. Ernst & Young LLP’s audit report is presented on page 39.

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

Hisashi Tanaka
Chairman & Chief Executive Officer
John A. Maczuzak	Kirk A. Sobecki
President & Chief Operating Officer	Senior Vice President and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP

INDEPENDENT AUDITORS

Board of Directors
National Steel Corporation

We have audited the accompanying consolidated balance sheets of National Steel Corporation and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 9 to the consolidated financial statements, in 2001 the Company changed its method for reporting realized and unrealized gains and losses on plan assets in the determination of pension expense.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, on March 6, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). The Company is currently operating its business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in Chicago, Illinois (the “Bankruptcy Court”), and continuation of the Company as a going concern is dependent upon, among other things, the ability to formulate a plan of reorganization which will be approved by the requisite parties under the United States Bankruptcy Code and be confirmed by the Bankruptcy Court, comply with its debtor-in-possession financing facility, obtain adequate financing sources, and generate sufficient cash flows from operations to meet its future obligations. In addition, the Company has experienced operating losses in 2001, 2000 and 1999. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

ER	NST & YOUNG LLP

Indianapolis, Indiana
January 30, 2002 except for
Notes 1 and 5, as to which the
date is March 11, 2002

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Millions, Except Per Share Amounts)

	Years Ended December 31,
	2001	2000	1999
Net Sales	$2,492.3	$2,978.9	$2,953.4

Cost of products sold	2,648.7	2,792.2	2,671.0
Selling, general and administrative expense	148.8	150.9	147.8
Depreciation	167.9	153.0	140.1
Equity income of affiliates	(2.7)	(2.8)	(2.1)
Unusual items	(15.9)	—	—

Loss from Operations	(454.5)	(114.4)	(3.4)

Other (income) expense
Interest and other financial income	(1.2)	(4.0)	(11.5)
Interest and other financial expense	68.2	41.3	39.6
Net gain on disposal of non-core assets and other related activities	(3.0)	(15.1)	(0.8)

Loss before Income Taxes	(518.5)	(136.6)	(30.7)
Income taxes (credit)	148.8	(6.8)	(2.1)

Loss Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	(667.3)	(129.8)	(28.6)
Extraordinary item	(2.0)	—	—
Cumulative effect of change in accounting principle	17.2	—	—

Net Loss	$(652.1)	$(129.8)	$(28.6)

Basic and Diluted Earnings Per Share:
Loss Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	$(16.16)	$(3.14)	$(0.69)
Extraordinary item	(0.05)	—	—
Cumulative effect of change in accounting principle	0.42	—	—

Net loss	$(15.79)	$(3.14)	$(0.69)

Weighted average shares outstanding (in thousands)	41,288	41,288	41,411
Dividends paid per common share	$—	$0.21	$0.28

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Per Share Amounts)

	December 31,
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$1.4	$1.6
Restricted cash	2.4	1.7
Receivables, net	224.2	190.6
Inventories	390.4	524.5
Deferred tax assets	3.2	34.5
Other	15.5	14.9

Total current assets	637.1	767.8
Investments in affiliated companies	16.3	18.7
Property, plant and equipment, net	1,385.3	1,517.0
Deferred tax assets	44.5	161.4
Intangible pension asset	126.0	6.1
Other assets	98.4	94.2

	$2,307.6	$2,565.2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$165.6	$231.7
Current portion of long-term obligations	29.3	27.9
Short-term borrowings	100.0	86.5
Salaries, wages, benefits and related taxes	119.0	111.9
Pension	169.8	—
Property taxes	40.3	40.5
Income taxes	6.5	5.9
Other accrued liabilities	84.1	84.7

Total current liabilities	714.6	589.1
Long-term obligations	809.7	523.3
Long-term pension liabilities	4.7	158.9
Minimum pension liabilities	502.3	8.4
Postretirement benefits other than pensions	476.1	452.4
Other long-term liabilities	110.9	115.4

Commitments and Contingencies

Stockholders’ equity (deficit)
Common Stock par value $.01:
Class A—authorized 30,000,000 shares; issued and outstanding 22,100,000 shares in 2001 and 2000	0.2	0.2
Class B—authorized 65,000,000 shares; issued 21,188,240 shares in 2001 and 2000	0.2	0.2
Additional paid-in capital	491.8	491.8
Retained earnings (deficit)	(408.0)	244.1
Treasury stock, at cost: 2,000,000 shares in 2001 and 2000	(16.3)	(16.3)
Accumulated other comprehensive loss:
Unrealized loss on derivative instruments	(2.3)	—
Minimum pension liability	(376.3)	(2.3)

Total stockholders’ equity (deficit)	(310.7)	717.7

	$2,307.6	$2,565.2

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Years Ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities:
Net loss	$(652.1)	$(129.8)	$(28.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	167.9	153.0	140.1
Unusual items	12.1	—	—
Net gain on disposal of non-core assets	(3.0)	(15.1)	(0.8)
Extraordinary item	2.0	—	—
Cumulative effect of change in accounting principle	(17.2)	—	—
Deferred income taxes	148.2	10.3	(2.9)
Changes in assets and liabilities:
Receivables—trade	44.1	25.8	(79.8)
Receivables—allowance	17.3	11.4	2.7
Receivables sold	(95.0)	95.0	—
Inventories	134.1	(3.6)	(46.7)
Accounts payable	(66.1)	(14.4)	4.4
Pension liability (net of change in intangible pension asset)	31.8	(44.5)	12.4
Postretirement benefits	26.5	19.4	24.9
Accrued liabilities	2.0	0.8	(1.2)
Other	6.1	1.8	(16.3)

Net Cash Provided by (Used in) Operating Activities	(241.3)	110.1	8.2
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(48.8)	(217.3)	(318.3)
Net proceeds from sale of assets	—	—	0.5
Net proceeds from disposal of non-core assets	2.5	16.9	0.8
Acquisition of ProCoil	—	—	(7.7)

Net Cash Used in Investing Activities	(46.3)	(200.4)	(324.7)
Cash Flows from Financing Activities:
Debt repayments	(28.9)	(43.5)	(55.4)
Borrowings—net	327.1	86.5	311.9
Repurchase of Class B common stock	—	—	(7.9)
Dividend payments on common stock	—	(8.7)	(11.6)
Debt issuance costs	(10.8)	(0.8)	—

Net Cash Provided by Financing Activities	287.4	33.5	237.0

Net Decrease in Cash and Cash Equivalents	(0.2)	(56.8)	(79.5)
Cash and cash equivalents, at beginning of the year	1.6	58.4	137.9

Cash and cash equivalents, at end of the year	$1.4	$1.6	$58.4

Supplemental Cash Payment (Receipt) Information
Cash paid (received) during the year for:
Interest and other financing costs	$65.4	$55.0	$42.6
Income taxes, net	(18.0)	(4.0)	20.7
Noncash Investing and Financing Activities
Purchase of equipment through capital leases	$3.1	$7.9	$13.3

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in Millions)

	Common Stock— Class A	Common Stock— Class B	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at January 1, 1999	$0.2	$0.2	$491.8	$422.8	$(8.4)	$(54.9)	$851.7
Comprehensive income (loss):
Net loss				(28.6)			(28.6)
Other comprehensive income: Minimum pension liability						49.4	49.4

Comprehensive income							20.8
Dividends on common stock				(11.6)			(11.6)
Purchase of 890,300 shares of Class B common stock					(7.9)		(7.9)

Balance at December 31, 1999	0.2	0.2	491.8	382.6	(16.3)	(5.5)	853.0
Comprehensive loss:
Net loss				(129.8)			(129.8)
Other comprehensive income: Minimum pension liability						3.2	3.2

Comprehensive loss							(126.6)
Dividends on common stock				(8.7)			(8.7)

Balance at December 31, 2000	0.2	0.2	491.8	244.1	(16.3)	(2.3)	717.7
Comprehensive loss:
Net loss				(652.1)			(652.1)
Other comprehensive income (loss): Minimum pension liability						(374.0)	(374.0)
Cumulative effect of the adoption of SFAS 133						23.8	23.8
Net activity relating to derivative instruments						(26.1)	(26.1)

Comprehensive loss							(1,028.4)

Balance at December 31, 2001	$0.2	$0.2	$491.8	$(408.0)	$(16.3)	$(378.6)	$(310.7)

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

Note 1.    Subsequent Events

Voluntary Petition for Reorganization under Chapter 11 of the Bankruptcy Code

On March 6, 2002, National Steel Corporation and forty-one of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”). The case was assigned to Judge John H. Squires of the Court for initial proceedings (case numbers: 02-08697 through 02-08738). The Company also received commitments for up to $450 million in Secured Super Priority Debtor In Possession (“DIP”) financing from the existing senior secured bank group subject to court approval, which combined with other actions will be used to fund post-petition operating expenses as well as supplier and employee obligations. The Company filed for protection under Chapter 11 in order to obtain the necessary time to stabilize its finances and to attempt to develop a plan of reorganization that will enable it to return to sustained profitability.

While the Company believes its core business is operationally sound, historically low steel selling prices and a weak economy have impeded its ability to service its debt and make investments in the business necessary for continued growth. The Company has worked diligently to reduce costs during these difficult times. Despite these cost reduction activities, idling of production facilities, the focus on value-added shipments and the recent positive movement in steel market prices, these efforts were not enough to overcome the injury to the Company and the steel industry caused by the lingering effects of the record levels of unfairly traded steel imports and the downturn in the economy that have led to depressed steel selling prices.

The Company’s financial results presented herein have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and settlement of liabilities in the normal course of business and do not reflect adjustments that may result if it was unable to continue as a going concern. After negotiations with various parties in interest, the Company expects to present a plan of reorganization to the Court to reorganize its business and to restructure its obligations. Future financial statements will be prepared in accordance with the AICPA’s Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires the Company to segregate liabilities subject to compromise by the Court as of the bankruptcy filing date and to identify all transactions and events that are directly associated with the reorganization. A significant portion of the liabilities recorded at December 31, 2001 is expected to be reflected as subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest expense will only be recognized on long-term obligations that are believed to be fully secured.

Under bankruptcy law, actions by creditors to collect amounts owed by the Company at the filing date are stayed and other pre-petition contractual obligations may not be enforced against the Company, without approval by the Court to settle these claims. The Company received approval from the Court to pay certain of its pre-petition claims, including employee wages and certain employee benefits. In addition, the Company has the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. The Company is in the process of preparing and submitting the schedules setting forth all of its assets and liabilities as of the date of the petition as reflected in its accounting records. The amounts of claims filed by creditors could be significantly different from the recorded amounts. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under Chapter 11 protection, the outcome of the proceedings in general, whether the Company will continue to operate under its current organizational structure, the effect of the proceedings on its businesses or the recovery by its creditors and equity holders.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Agreement between National Steel Corporation, United States Steel Corporation and NKK Corporation

The Company’s board of directors appointed a special committee of independent directors (“Special Committee”) in December of 2001 to evaluate a possible transaction with United States Steel Corporation (“U.S. Steel”). Following its review, the Special Committee unanimously recommended that the Company entered into an Option Agreement and pursue further discussions with U.S. Steel. On January 17, 2002, the Company announced that it had entered into an Option Agreement with NKK Corporation (“NKK”), its majority stockholder, and U.S. Steel. Under the terms of the Option Agreement, NKK has granted U.S. Steel an option to purchase all of its National Steel stock, which represents approximately 53% of the Company’s outstanding shares, and has agreed to restructure a $100 million loan previously made to National Steel by an NKK subsidiary. The option expires on June 15, 2002.

If the option is exercised, NKK will receive warrants to purchase 4,000,000 shares of U.S. Steel common stock in exchange for its National Steel shares. The warrants will be exercisable through June 2007 at a price equal to 150% of the average closing price for U.S. Steel’s stock during a 60-day period prior to the issuance of the warrants. If the option is exercised, the NKK subsidiary loan to the Company would be restructured into an unsecured, non-interest bearing $30 million note, with a twenty year term, convertible into 1,000,000 shares of U.S. Steel common stock. In addition, if the option is exercised, U.S. Steel will offer to acquire the Company’s remaining outstanding shares in exchange for either warrants with no less value than those provided to NKK or U.S. Steel stock based upon an exchange ratio of 0.086 shares of U.S. Steel stock for each share of National Steel stock. The option of the Company’s minority stockholders to receive warrants will only be available if a sufficient number of those stockholders elect to receive warrants so that the warrants may be listed on the New York Stock Exchange.

As part of the Option Agreement, the Company has agreed with U.S. Steel to begin negotiation of a transaction pursuant to which U.S. Steel would acquire the Company through a merger with a newly-formed U.S. Steel subsidiary. The merger would be part of the recently announced goal of achieving significant consolidation in the domestic integrated steel industry.

Although U.S. Steel has the ability to exercise the option at any time during its term, the Company understands that U.S. Steel does not currently intend to exercise the option or to consummate a merger with us unless a number of significant conditions are satisfied. Some of these conditions would include enactment of a program sponsored by the federal government to provide relief from a significant portion of the steel industry’s retiree legacy liabilities, a new contract with the United Steel Workers of America to provide labor cost savings and efficiencies, approval by the relevant antitrust authorities and a substantial restructuring of our existing debt and other obligations. Although preliminary discussions have been held with certain of the affected parties regarding these matters, there can be no assurance that understandings will be reached that would permit a combination of U.S. Steel and National Steel to be completed.

The Special Committee will continue to actively participate in negotiations with U.S. Steel and will recommend to the full board what action, if any, it should take with respect to any definitive merger agreement with U.S. Steel. However, the commencement of the Company’s Chapter 11 case may result in U.S. Steel not being willing or able to execute its option. Any merger or other transaction with U.S. Steel or any other party would be subject to review and approval by the Court.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Job Creation and Worker Assistance Act of 2002

On March 9, 2002, President Bush signed the Job Creation and Worker Assistance Act of 2002 (the “Act”). This new Act, among other provisions, provides for an expansion of the carryback of net operating losses (“NOLs”) from two years to five years for NOLs arising in 2001 and 2002. The Company is now able to carryback the loss recorded during 2001 to the 1996 through 1998 tax years when it paid an alternative minimum tax. As a result of this change in the tax law, the Company expects to receive a refund of approximately $50 million in 2002. This carryback will allow the Company to recover the entire amount of alternative minimum taxes paid during those prior taxable years. The impact of this change in the tax law has not been reflected in the accompanying financial statements for the year ended December 31, 2001.

Note 2.    Description of the Business and Significant Accounting Policies

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

Revenue Recognition

The Company applies the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), to recognize revenue. As such, all revenue is recognized when products are shipped to customers or when all provisions of SAB 101 have been met.

Repair and Maintenance Costs

All costs for repair and maintenance projects, including materials, internal labor and external contract labor, are expensed as incurred.

Shipping and Handling Costs

The cost to deliver products to customers is recorded as part of cost of products sold.

Cash and Cash Equivalents

Cash equivalents are short-term liquid investments consisting principally of time deposits and commercial paper at cost which approximates market. Generally, these investments have maturities of three months or less at the time of purchase.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

At December 31, 2001 and 2000, cash and cash equivalents in the amount of $2.4 million and $1.7 million, respectively, were restricted for use primarily in connection with zinc swap contracts and certain credit arrangements.

Receivables

Receivables consist of trade and notes receivable and other miscellaneous receivables including refundable income taxes. Concentration of credit risk related to trade receivables is limited due to the large number of customers in differing industries and geographic areas and management’s credit practices. Receivables are shown net of allowances and estimated claims of $48.3 million and $31.0 million at December 31, 2001 and 2000, respectively. Activity relating to the allowance was as follows:

	2001	2000	1999
	Dollars in millions
Balance, January 1	$31.0	$19.6	$16.9
Provision for doubtful accounts	22.1	7.7	2.8
Doubtful accounts written off, net of recoveries	(0.4)	(0.6)	(0.6)
Other, net	(4.4)	4.3	0.5

Balance, December 31	$48.3	$31.0	$19.6

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit scores), the Company records a specific reserve for bad debts against outstanding amounts to reduce the net recognized receivable to the amount reasonably believed to be collectible. For customers that are highly leveraged (those customers whose value of debt exceeds equity by a predetermined ratio) and exceed a minimal risk threshold, the Company records a reserve representing its best estimate of potential losses from these customers in the aggregate. For all other customers, the Company recognizes reserves for bad debts based on the general status of the economy and, specifically, the steel industry and past collections experience. The bankruptcy filing of the LTV Steel Company, Inc. (described in Note 12. Commitments and Contingencies) and other customers and current economic conditions within the United States, especially within the steel industry, have caused the Company to record a provision for doubtful accounts receivable of $22.1 million during 2001. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount.

Derivative Instruments

In the normal course of business, the Company’s operations are exposed to continuing fluctuations in commodity prices and interest rates that can affect the cost of operating, investing, and financing. Accordingly, the Company addresses a portion of these risks, primarily commodity price risk, through a controlled program of risk management that includes the purchase of commodity purchase swap contracts from global financial institutions. The Company’s objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of a documented corporate risk-management policy. The Company does not enter into any derivative transaction for speculative purposes. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted. (See Note 13. Derivative Instruments)

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of last-in, first-out (“LIFO”) cost or market.

Based on replacement cost, inventories would have been approximately $180.0 million and $156.4 million higher than reported at December 31, 2001 and 2000, respectively. During 2001 certain inventory quantity reductions caused liquidations of LIFO inventory values that had the effect of reducing the net loss by $2.1 million or $0.05 per share (basic and diluted). During 2000 certain inventory quantity reductions caused liquidations of LIFO inventory values that did not have a material effect on the net loss. In 1999 there were no liquidations of LIFO inventory values.

Inventories as of December 31, are as follows:

	2001	2000
	Dollars in millions
Inventories
Finished and semi-finished	$339.0	$420.4
Raw materials and supplies	176.9	227.2

	515.9	647.6
Less LIFO reserve	125.5	123.1

	$390.4	$524.5

Investments in Affiliated Companies

Investments in affiliated companies (corporate joint ventures and 20.0% to 50.0% owned companies) are stated at cost plus equity in undistributed earnings and/or losses since acquisition. Undistributed deficit of affiliated companies at December 31, 2001 and 2000 amounted to $7.6 million and $4.7 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and include certain expenditures for leased facilities. Interest costs applicable to facilities under construction are capitalized. No interest was capitalized during 2001. Capitalized interest amounted to $15.3 million in 2000 and $13.0 million in 1999. Depreciation of capitalized interest amounted to $5.1 million in 2001, $4.5 million in 2000 and $3.6 million in 1999.

Property, plant and equipment as of December 31, are as follows:

	2001	2000
	Dollars in millions
Land and land improvements	$175.6	$177.6
Buildings	361.6	346.5
Machinery and equipment	3,336.3	3,376.2

Total property, plant and equipment	3,873.5	3,900.3
Less accumulated depreciation	2,488.2	2,383.3

Net property, plant and equipment	$1,385.3	$1,517.0

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company periodically evaluates its long-lived assets for impairment whenever indicators of impairment exist. A long-lived asset is considered impaired when the anticipated undiscounted future cash flows from a logical grouping of assets over the remaining service life of the asset grouping is less than its carrying value. Generally, the Company groups its assets at the facility level, which is the lowest level of the organization for which identifiable cash flows are independent of the cash flows of other assets and liabilities of the Company, for impairment testing.

Based on the Company’s significant increase in operating losses and deterioration in cash flows provided by operating activities combined with the overall economic conditions, impairment indicators were present at December 31, 2001 for all of the Company’s long-lived assets. As such, the Company compared the estimated undiscounted future cash flows to the carrying value of the attributable long-lived assets. As the Company’s average long-lived assets are already two-thirds depreciated, the levels of cash flows necessary for recoverability were greatly reduced.

The Company’s recoverability estimates are based essentially on static volume while pricing levels continue to grow at approximately 3-4% per annum through 2006 and then remain constant over the remaining average useful life of the long-lived assets. The highest annual average selling price per ton in this impairment model is approximately 7% lower than the average price per ton experienced before the high levels of low-priced imported steel began to flood the market in 1998. The Company further assumes that a reduction in energy costs and improved efficiencies in a major galvanizing line will reduce cost per ton by approximately 3% through 2003 and hold constant for the remainder of the assets’ average useful lives.

Based on the impairment model utilized by the Company, in accordance with SFAS 144, the estimated undiscounted future cash flows exceed the carrying value of the attributable long-lived assets, and therefore, no impairment charge was recorded in 2001. There can be no assurances that the Company will successfully attain the shipping volumes, average selling prices or cost reductions included in its recoverability estimates. Should future actual results or assumptions change, the Company may be required to record an impairment charge in a future period.

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

Pensions

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis. No cash contributions were required under the Employee Retirement Income

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Security Act of 1974 for the Company’s pension plans during 2001. SFAS 87 and the policies the Company uses, including the delayed recognition of gains and losses and the use of a calculated value of plan assets, generally reduce the volatility of pension expense due to changes in pension liability assumptions, demographic experience, and the market performance of the pension plan’s assets. (See Note 6. Pension and Other Postretirement Employee Benefits and Note 9. Non-Operational Activities)

Other Postretirement Benefits

The Company provides retiree health care benefits for certain salaried and represented employees that retire under its pension plans. The Company’s retiree health care plans provide health care benefits to approximately 23,000 of its former employees and their dependents. The Company accounts for its other postretirement benefit plans in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (“SFAS 106”), which requires that amounts recognized in financial statements be determined on an actuarial basis. SFAS 106 and the policies the Company uses, including the delayed recognition of gains and losses, generally reduce the volatility of retiree health care expense due to changes in assumptions, claims experience, demographic experience, and the market performance of the plan’s assets. (See Note 6. Pension and Other Postretirement Employee Benefits)

Research and Development

Research and development costs are expensed when incurred as a component of cost of products sold. Expenses for 2001, 2000 and 1999 were $8.6 million, $9.6 million and $10.7 million, respectively.

Financial Instruments

Financial instruments consist of cash and cash equivalents and long-term obligations (excluding capitalized lease obligations). The fair value of cash and cash equivalents approximates their carrying amounts at December 31, 2001. The carrying value of long-term obligations (excluding capitalized lease obligations) exceeded the fair value by approximately $247 million at December 31, 2001. The fair value is based on quoted market prices or is estimated using discounted cash flows based on current interest rates for similar issues.

Earnings per Share (Basic and Diluted)

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. If a net loss is incurred, dilutive stock options are considered antidilutive and are excluded from the dilutive EPS calculation. As a result of the reported net loss for each of the three years ended December 31, 2001, 2000 and 1999, the denominator for both basic and diluted earnings per share were the same.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options. Under

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). (See Note 14. Long-Term Incentive Plan).

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

Impact of Recently Issued Accounting Standards

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—An Amendment of FASB Statement No. 133 (collectively “SFAS 133”). As a result, the Company recognized the fair value of all financial derivative contracts as a net asset of $23.8 million at January 1, 2001 and as an adjustment to accumulated other comprehensive income within stockholders’ equity. The adoption of SFAS 133 had no impact on net income. Gains or losses on derivative financial instruments, to the extent they have been effective as hedges, will be reclassified into earnings in the same periods during which the hedged forecasted transactions affects earnings.

On April 1, 2001, the Company adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). This statement revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement was effective for transfers and servicing of financial assets occurring after March 31, 2001. Adoption of SFAS 140 did not have a material effect on the Company’s earnings or financial position.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”), which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on a periodic basis. The adoption of SFAS 142 on January 1, 2002, as required, is expected to have no effect on the Company’s earnings or financial position.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 applies to legal obligations associated with the retirement of certain long-lived assets. It requires companies to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company plans to adopt SFAS 143, as required, in its fiscal year beginning on January 1, 2003. The Company has not yet determined the effect, if any, that adopting SFAS 143 will have on its future earnings and financial position.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. The early adoption of SFAS 144, during the fourth quarter of 2001, had no impact on the Company’s earnings or financial position.

Note 3.    Capital Structure

At December 31, 2001, the Company’s capital structure was as follows.

Class A Common Stock:  The Company had 30,000,000 shares of $.01 par value Class A Common Stock authorized, of which 22,100,000 shares were issued and outstanding and owned by NKK U.S.A. Corporation. Each share is entitled to two votes. No dividends were paid in 2001. Dividends of $0.21 per share were paid in 2000 and $0.28 per share were paid in 1999. As a result of its ownership of the Class A Common Stock, NKK U.S.A. Corporation controls approximately 69.7% of the voting power of the Company.

Class B Common Stock:  The Company had 65,000,000 shares of $0.01 par value Class B Common Stock authorized, 21,188,240 shares issued, and 19,188,240 outstanding net of 2,000,000 shares of Treasury Stock. No dividends were paid in 2001. Dividends of $0.21 per share were paid in 2000 and $0.28 per share were paid in 1999. All of the issued and outstanding shares of Class B Common Stock are publicly traded and are entitled to one vote.

Note 4.    Segment Information

The Company has one reportable segment: Steel. The Steel segment consists of two operating divisions, the Regional Division and the Granite City Division, that produce and sell hot and cold-rolled steel to automotive, construction, container, and pipe and tube customers as well as independent steel service centers. The Company’s operating divisions are primarily organized and managed by geographic location. A third operating division, National Steel Pellet Company, has been combined with “All Other” as it does not meet the quantitative thresholds for determining reportable segments. “All Other” also includes the Company’s transportation divisions, administrative office and certain steel processing and warehousing operations. “All Other” revenues from external customers are attributable primarily to steel processing, warehousing and transportation services.

The Company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the Steel segment are the same as described in Note 1 to the financial statements. Intersegment sales and transfers are accounted for at market prices and are eliminated in consolidation.

	2001			2000
	Steel	All Other	Total	Steel	All Other	Total
	Dollars in Millions
Revenues from external customers	$2,475.0	$17.3	$2,492.3	$2,962.1	$16.8	$2,978.9
Intersegment revenues	464.2	1,754.7	2,218.9	534.7	3,093.4	3,628.1
Depreciation expense	126.0	41.9	167.9	118.1	34.9	153.0
Unusual items	28.7	(12.8)	15.9	—	—	—
Segment income (loss) from operations	(223.2)	(231.3)	(454.5)	67.0	(181.4)	(114.4)
Extraordinary item	—	(2.0)	(2.0)	—	—	—
Cumulative effect of change in accounting principle	23.1	(5.9)	17.2	—	—	—
Segment assets	1,516.0	791.6	2,307.6	1,728.9	836.3	2,565.2
Expenditures for long-lived assets	38.6	13.3	51.9	165.3	59.9	225.2

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in “All Other” intersegment revenues in 2001 and 2000, respectively, is $1,524.0 million and $2,849.0 million of qualified trade receivables sold to National Steel Funding Corporation (“NSFC”), a wholly-owned subsidiary. On September 28, 2001, the Company replaced the Receivables Purchase Agreement with a new credit facility as described in Note 5 to the financial statements. As a result, no qualified trade receivables were sold to NSFC subsequent to September 28, 2001.

The following table sets forth the percentage of the Company’s revenues from various markets for 2001, 2000 and 1999:

	2001	2000	1999
Automotive	26.5%	29.0%	32.6%
Construction	27.0	24.8	23.5
Containers	13.1	12.0	11.6
Pipe and Tube	7.0	6.9	6.3
Service Centers	21.5	22.0	20.0
All Other	4.9	5.3	6.0

	100.0%	100.0%	100.0%

No single customer accounted for more than 10% of net sales in 2001, 2000 or 1999. Export sales accounted for approximately 3.4% of revenues in 2001, 3.6% in 2000 and 2.0% in 1999. The Company has no long-lived assets that are maintained outside of the United States.

Note 5.    Long-Term Obligations

Long-term obligations were as follows:

	December 31,
	2001	2000
	Dollars in millions
First Mortgage Bonds, 9.875% Series due March 1, 2009, with general first liens on principal plants, properties and certain subsidiaries	$300.0	$300.0
First Mortgage Bonds, 8.375% Series due August 1, 2006, with general first liens on principal plants, properties and certain subsidiaries	60.5	60.5
Credit Facility, 5.7% effective in December 2001 due September 2004, secured by both accounts receivable and inventory	313.6	—
Continuous Caster Facility Loan, 7.477% effective in December 2000 (the rate was 10.057% prior to being reset in November 2000). Equal semi-annual payments due through 2007, with a first mortgage in favor of the lenders	76.0	85.8
Pickle Line Loan, 7.726% fixed rate due in equal semi-annual installments through 2007, with a first mortgage in favor of the lender	55.9	62.3
ProCoil, various rates and due dates	2.2	3.3
Capitalized lease obligations	13.2	22.3
Other	17.6	17.0

Total long-term obligations	839.0	551.2
Less long-term obligations due within one year	29.3	27.9

Long-term obligations	$809.7	$523.3

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments for all long-term obligations and leases as of December 31, 2001 are as follows:

	Capitalized Leases	Operating Leases	Other Long-Term Obligations
	Dollars in millions
2002	$6.5	$55.6	$23.6
2003	5.8	58.4	26.2
2004	2.1	55.5	341.3
2005	—	24.8	29.1
2006	—	3.7	37.3
Thereafter	—	5.2	368.3

Total payments	14.4	$203.2	$825.8

Less amount representing interest	1.2
Less current portion of obligations under capitalized leases	5.7

Long-term obligations under capitalized leases	$7.5

Assets under capitalized leases:
Machinery and equipment	$24.3
Less accumulated depreciation	9.4

	$14.9

Operating leases include a coke battery facility which services Granite City and expires in 2004, an electrolytic galvanizing facility which services Great Lakes and expires in 2005, and a continuous caster and the related ladle metallurgy facility which services Great Lakes and expires in 2008. Upon expiration, the Company has the option to extend the leases, purchase the equipment at fair market value, or return the facility to the third party owner. The Company’s remaining operating leases cover various types of properties, primarily machinery and equipment, which have lease terms generally for periods of 2 to 20 years, and which are expected to be renewed or replaced by other leases in the normal course of business. Rental expense totaled $65.4 million in 2001, $70.8 million in 2000, and $71.8 million in 1999.

Credit Arrangements

During 2001, the Company closed on a new $465 million Credit Agreement secured by both accounts receivable and inventory which expires in September 2004. The Credit Agreement replaces the Receivables Purchase Agreement with commitments of up to $200.0 million that was to expire in September 2002 and a $200.0 million Inventory Facility that was to expire in November 2004. During March 2001, the Company also closed on a new $100.0 million subordinated revolving credit facility with NUF LLC, a wholly-owned subsidiary of NKK Corporation, the Company’s principal stockholder (the “NUF Facility”) that expires in February 2002.

Prior to the closing of the Credit Agreement, the Company had utilized the Receivables Purchase Agreement to sell $110 million of trade accounts receivable and had borrowed $128.6 million under the Inventory Facility. Upon the closing of the Credit Agreement, the Company purchased the previously sold trade accounts receivable and repaid the outstanding Inventory Facility borrowings.

On December 31, 2001, there was $313.6 million outstanding under the Credit Agreement. These borrowings bear interest at a bank prime rate or at an adjusted Eurodollar rate plus an applicable margin that

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

varies, depending upon the type of loan the Company executes. At December 31, 2001, the outstanding borrowings under the Credit Agreement had an average annual interest rate of 5.7%.

Under the Credit Agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables and inventory and restrictions on concentrations of certain receivables. At December 31, 2001, the maximum amount available, after reduction for letters of credit and outstanding borrowings, was $105.3 million subject to the minimum liquidity requirements set forth below.

On December 31, 2001, there was $100.0 million outstanding under the NUF Facility. These borrowings also bear interest at a bank prime rate or at an adjusted Eurodollar rate plus an applicable margin that varies, depending upon the type of loan the Company executes. At December 31, 2001, the outstanding borrowings under the NUF Facility had an average annual interest rate of 5.9%.

At December 31, 2001, the Company was in compliance with all material covenants of, and obligations under, all debt agreements. Under the most restrictive of the covenants for these debt and certain lease agreements, the Company is prohibited from declaring or paying dividends, has limitations on the amount of capital expenditures and additional debt that can be incurred, has limitations on the repayment of the NUF Facility and has a minimum liquidity requirement of $75 million. NUF has agreed with the lenders under the Credit Agreement to refrain from demanding repayment of the NUF Facility until such time as the conditions to such repayment contained in the Credit Agreement are met. The Company believes that the conditions to such repayment will not be met in the short term.

On March 6, 2002, the Company received commitments for up to a $450 million Secured Super Priority Debtor in Possession (“DIP”) financing from the lenders under the Credit Facility subject to Court approval. The term of the DIP runs from the closing date to the earlier of (i) the second anniversary of the closing date, (ii) the effective date of a Plan of Reorganization in the Company’s Chapter 11 case and (iii) acceleration of the Company’s obligations under the DIP as a result of certain specified events, including a change of control transaction.

Availability under the DIP will be subject to a borrowing base calculated by applying advance rates to eligible accounts receivable and eligible inventory. Availability under the DIP will be subject to: (i) certain eligibility reserves and availability reserves, (ii) a reserve for certain professional and bankruptcy court expenses related to the Company’s Chapter 11 cases and (iii) a liquidity reserve of $35,000,000. Outstanding pre-petition claims under the Credit Agreement also reduce availability.

Proceeds of loans under the DIP will be used solely to pay certain pre-petition claims approved by the Court, for post-petition operating expenses incurred in the ordinary course of business and certain other costs and expenses of administration of the cases as will be specified and as approved by the Court. Except for certain specified circumstances, all cash received by the Company or any of its subsidiaries shall be applied to outstanding claims under the Credit Agreement and after all such claims have been paid, to outstanding obligations under the DIP.

All amounts owing by the Company under the DIP at all times will constitute allowed super-priority administrative expense claims in its Chapter 11 cases, generally having priority over all the Company’s administrative expenses. In addition, all amounts owing by the Company under the DIP will be secured by valid and perfected security interests in, and liens on substantially all of its assets.

Note 6.    Pension and Other Postretirement Employee Benefits

The Company has various qualified and nonqualified pension plans and other postretirement employee benefit (“OPEB”) plans for its employees and retirees. The following tables provide a reconciliation of the

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in the plans’ benefit obligations and fair value of assets over the periods ended September 30, 2001 and 2000, and the plans funded status at September 30 reconciled to the amounts recognized on the balance sheet on December 31, 2001 and 2000:

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001	2000
	Dollars in millions
Reconciliation of benefit obligation
Benefit obligation, October 1 Prior Year	$2,137.0	$2,200.2	$817.0	$751.2
Service cost	29.4	31.5	12.7	11.3
Interest cost	165.6	161.8	63.2	55.3
Participant contributions	—	—	9.4	5.2
Other contributions	1.9	5.1	—	—
Plan amendments	0.2	5.6	—	—
Actuarial loss (gain)	133.7	(94.9)	161.0	55.4
Benefits paid	(178.6)	(172.3)	(70.5)	(61.4)
Special termination benefits	0.6	—	—	—

Benefit obligation, September 30	$2,289.8	$2,137.0	$992.8	$817.0

Reconciliation of fair value of plan assets
Fair value of plan assets, October 1 Prior Year	$2,093.7	$1,944.8	$116.0	$119.3
Actual return on plan assets	(367.8)	236.8	(25.5)	7.7
Company contributions	0.2	79.3	61.1	45.2
Participant contributions	—	—	9.4	5.2
Other contributions	1.9	5.1	—	—
Benefits paid	(178.6)	(172.3)	(70.5)	(61.4)

Fair value of plan assets, September 30	$1,549.4	$2,093.7	$90.5	$116.0

Funded Status
Funded status, September 30	$(740.4)	$(43.3)	$(902.3)	$(701.0)
Unrecognized actuarial (gain) loss	493.3	(215.4)	106.0	(93.0)
Unamortized prior service cost	126.4	143.9	3.4	3.8
Unrecognized net transition obligation	0.3	9.1	291.4	318.7
Fourth quarter contributions	—	—	22.6	19.1

Net amount recognized, December 31	$(120.4)	$(105.7)	$(478.9)	$(452.4)

Pursuant to the terms of the 1993 Settlement Agreement between the Company and the United Steelworkers of America (“USWA”), a VEBA Trust was established for the purpose of pre-funding a portion of future retiree health care benefits. Under the terms of the agreement, the Company agreed to contribute a minimum of $10.0 million annually to the VEBA Trust. Effective August 1, 1999, a new five-year agreement was ratified between the Company and the USWA and the requirement for mandatory contributions to the VEBA Trust was eliminated over the term of the agreement.

Other contributions reflect reimbursements from the Weirton Steel Corporation (“Weirton”), the Company’s former Weirton Steel Division, for retired Weirton employees whose pension benefits are paid by the Company but are partially the responsibility of Weirton. An offsetting amount is reflected in benefits paid.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the amounts recognized in the consolidated balance sheet as of December 31 of both years:

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001		2000
	Dollars in millions
Prepaid benefit cost	$54.1	$53.2	$	N/A	$	N/A
Accrued benefit liability	(174.5)	(158.9)		(478.9)		(452.4)
Additional minimum liability	(502.3)	(8.4)		N/A		N/A
Intangible asset	126.0	6.1		N/A		N/A
Accumulated other comprehensive income	376.3	2.3		N/A		N/A

Recognized amount	$(120.4)	$(105.7)		$(478.9)		$(452.4)

The projected benefit obligation, accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with an ABO in excess of plan assets were $2,289.0 million, $2,170.9 million and $1,548.2 million, respectively, as of September 30, 2001 and $1,230.6 million, $1,163.7 million and $1,138.1 million, respectively, as of September 30, 2000.

The following table provides the components of net periodic benefit cost for the plans for fiscal years 2001, 2000 and 1999.

	Pension Benefits			Other Postretirement Benefits
	2001	2000	1999	2001	2000	1999
	Dollars in millions
Service cost	$29.4	$31.4	$31.1	$12.7	$11.3	$13.1
Interest cost	165.6	161.8	146.8	63.2	55.3	53.0
Expected return on assets	(189.2)	(186.0)	(173.6)	(11.0)	(10.6)	(9.7)
Prior service cost amortization	17.7	18.5	10.8	0.3	0.3	—
Actuarial (gain)/loss amortization	(0.8)	0.4	3.0	(1.5)	(8.0)	(3.0)
Transition amount amortization	8.8	8.8	8.8	27.3	27.3	27.3

Net periodic benefit cost	$31.5	$34.9	$26.9	$91.0	$75.6	$80.7

The Company generally uses a September 30 measurement date. The assumptions used in the measuring of the Company’s benefit obligations and costs are shown in the following table:

	Weighted-average assumptions, September 30
	2001	2000	1999
Discount rate	7.50%	8.00%	7.50%
Expected return on plan assets—Pension	9.75%	9.75%	9.75%
Expected return on plan assets—Retiree Welfare	9.75%	9.75%	9.75%
Rate of compensation increase	4.20%	4.19%	4.18%

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on 2001 service and interest cost and the accumulated postretirement benefit obligation at September 30, 2001:

	1% Increase	1% Decrease
	Dollars in millions
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$7.7	$(8.5)
Effect on the health care component of the accumulated postretirement benefit obligation	106.0	(101.3)

The Company has assumed a 9.25% healthcare cost trend rate at September 30, 2001, reducing 4.0% over four years and reaching an ultimate trend rate of 5.25% in 2006.

The Company also sponsors a defined contribution Retirement Savings Plan for non-represented salaried employees and a defined contribution Represented Employee Retirement Savings Plan that covers substantially all employees of the Company employed on a full time basis who are covered by a collective bargaining agreement. Eligible employees of these plans may contribute between 1% and 18% of their annual compensation on a before-tax basis, up to a maximum limit imposed by law. The Retirement Savings Plan for non-represented employees provides for a Company match on the first 5% of an eligible employee’s contributions based upon the Company’s profitability in the prior year. During 2001, 2000 and 1999, the Company provided a match of 50%, 57.5% and 85%, respectively. Non-represented salaried employees become vested in Company contributions immediately. Contributions by the Company for 2001, 2000 and 1999 were $2.2 million, $2.7 million and $4.0 million, respectively.

Note 7.    Other Long-term Liabilities

Other long-term liabilities at December 31 consisted of the following:

	2001	2000
	Dollars in millions
Deferred gain on sale leasebacks	$7.3	$8.7
Insurance and employee benefits (excluding pensions and OPEBs)	81.6	76.1
Shutdown mines and coal properties	5.4	6.9
Other	16.6	23.7

Total Other Long-Term Liabilities	$110.9	$115.4

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31 are as follows:

	2001	2000
	Dollars in millions
Deferred tax assets
Accrued liabilities	$112.4	$102.9
Employee benefits	239.9	223.9
Net operating loss (“NOL”) carryforwards	280.2	100.4
Leases	—	2.0
Federal tax credits	73.3	73.3
Other	17.6	21.9

Total deferred tax assets	723.4	524.4
Valuation allowance	(441.7)	(103.1)

Deferred tax assets net of valuation allowance	281.7	421.3
Deferred tax liabilities
Book basis of property in excess of tax basis	(198.0)	(183.1)
Excess tax LIFO over book	(30.5)	(36.7)
Other	(5.5)	(5.6)

Total deferred tax liabilities	(234.0)	(225.4)

Net deferred tax assets after valuation allowance	$47.7	$195.9

In 2001 and 2000, the Company determined that it was more likely than not that approximately $123.5 million and $507 million, respectively, of future taxable income could be generated from operations or tax planning strategies to justify the net deferred tax assets after the valuation allowance. Accordingly, the Company decreased net deferred tax assets by $148.2 million in 2001 and $10.3 million in 2000.

Significant components of income taxes (credit) are as follows:

	2001	2000	1999
	Dollars in millions
Current taxes payable (refundable):
Federal tax	$—	$(17.8)	$—
State and foreign	0.6	0.7	0.8
Deferred tax (credit)	148.2	10.3	(2.9)

Income taxes (credit)	$148.8	$(6.8)	$(2.1)

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income tax computed at the federal statutory tax rates to the recorded income taxes (credit) is as follows:

	2001	2000	1999
	Dollars in millions
Tax at federal statutory rates	$(178.0)	$(47.3)	$(10.6)
State income taxes, net	(12.6)	(6.6)	1.6
Change in valuation allowance	338.6	53.0	10.7
Depletion	—	(3.6)	(3.2)
Other, net	0.8	(2.3)	(0.6)

Income taxes (credit)	$148.8	$(6.8)	$(2.1)

At December 31, 2001, the Company had unused NOL carryforwards of approximately $734.5 million, which expire in 2021, and had unused alternative minimum tax credit and other tax credit carryforwards of approximately $73.3 million which may be applied to offset its future regular federal income tax liabilities. These tax credits may be carried forward indefinitely.

Note 9.    Non-Operational Activities

A number of non-operational activities are reflected in the consolidated statement of operations in each of the three years ended December 31, 2001. A discussion of these items follows.

Unusual Items

During 2001, the Company recognized income (loss) from unusual items consisting of the following items:

Gain on sale of natural gas derivative contract (see Note 13)	$26.2
Property tax settlements	3.0
Expense related to Staff Retirement Incentive Program for Salaried Non-Represented Employees	(1.2)
Write-off of computer system costs	(12.1)

Unusual item	$15.9

During 2001, the Company completed an evaluation of certain of its computer system software that is in the process of installation. As a result of this evaluation and a reduction in the Company’s capital spending plan, it was determined that certain aspects of projects in process will not be completed or will be delayed indefinitely. This evaluation resulted in a write-off of previously capitalized computer software installation costs of $12.1 million.

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

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Gain on the Disposal of Non-Core Assets and Other Related Activities

In 2001, 2000 and 1999, the Company disposed, or made provisions for disposing of, certain non-core assets. The effects of these transactions and other activities relating to non-core assets are presented as a separate component in the consolidated statements of operations. The $3.0 million net gain on disposal of non-core assets in 2001 resulted from the sale of property and certain assets related to an idled pickling operation, the sale of property and certain assets, including trademarks, related to the Granite City Division building products line, and a final payment related to the sale of our equity interest in Presque Isle Corporation (“Presque Isle”) in 2000. The $15.1 million net gain on disposal of non-core assets in 2000 resulted from the sale of our 30% equity interest in the Presque Isle Corporation, a limestone quarry. The Company received proceeds of $16.9 million (net of taxes and expenses) from the sale of this property. During 1999, the Company sold properties located in Michigan and received proceeds of $0.8 million (net of taxes and expenses) and recorded a net gain in the same amount from the sales of these properties.

Extraordinary Item

During 2001, the Company closed on a new $465 million Credit Agreement secured by both accounts receivable and inventory which expires in September 2004. This Credit Agreement replaced the old $200 million Receivables Purchase Agreement with an expiration date of September 2002 and the $200 million revolving credit facility secured by the Company’s inventories (the “Inventory Facility”) with an expiration date of November 2004. As a result, the Company recorded an extraordinary charge of $2.0 million with respect to the write-off of unamortized debt issuance costs in connection with the extinguishment of debt.

Change in Accounting Principle

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

The cumulative effect of this change was a credit of $17.2 million recognized in income as of January 1, 2001. There was no income tax expense on the cumulative effect of the change in accounting method. Pension cost and the net loss for the year ended December 31, 2001 was $6.7 million or $0.16 per share less as a result of the change in accounting. The pro forma effect of this change as if it had been made retroactively for the year ended December 31, 2000 would have been to increase pension cost by $1.9 million and decrease net income by $1.8 million or $0.04 per share.

Note 10.    Related Party Transactions

Summarized below are transactions between the Company and NKK (the Company’s principal stockholder) and other affiliates.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NKK Transactions

During 1998, the Company entered into a Turnkey Engineering and Construction Contract with NKK Steel Engineering, Inc. (“NKK SE”), a subsidiary of NKK, to design, engineer, construct and install a continuous galvanizing facility at Great Lakes. The purchase price payable by the Company to NKK SE for the facility is approximately $150 million. During 2001, 2000, 1999 and 1998, $4.0, $32.2, $98.4, and $15.2 million, respectively, was paid to NKK SE relating to the above mentioned contract. At December 31, 2001, $0.2 million was included in accounts payable. On November 29, 2000, the Company entered into an agreement with NKK SE relating to the final settlement of outstanding claims under the Construction Contract. This agreement required that all amounts relating to the completion of the Turnkey Engineering and Construction Contract be billed and paid by April 2, 2001, with the exception of $3.1 million that was withheld pending the resolution of certain legal matters related to a subcontractor. The Company paid to NKK SE on June 18, 2001 $3.1 million of the retention and received a Letter of Credit in the same amount that has an expiration of June 5, 2002. Additionally, the Company has two other Letters of Credit totaling approximately $6.9 million, both with an expiration of October 31, 2002, which secure the potential settlement for the liquidated damages for the late startup and for other performance issues.

During 2001 and 2000, the Company purchased from a trading company in arms’ length transactions at competitively bid prices, approximately $0.1 million and $5.5 million, respectively, of finished-coated steel produced by NKK.

Effective as of February 16, 2000, the Company entered into a Steel Slab Products Supply Agreement with NKK, the initial term of which extended through December 31, 2000 and continues on a year-to-year basis thereafter until terminated by either party on six months notice. Pursuant to the terms of this Agreement, the Company will purchase steel slabs produced by NKK at a price determined in accordance with a formula set forth in the Agreement that approximates current market price. The quantity of slabs to be purchased is negotiated on a quarterly basis. The Company purchased $28.9 million and $26.2 million of slabs under this agreement during 2001 and 2000, respectively, and has committed to purchase approximately $6.4 million of slabs produced by NKK during 2002.

Effective May 1, 1995, the Company entered into an Agreement for the Transfer of Employees with NKK, the term of which has been extended through 2002. Pursuant to the terms of this Transfer Agreement, technical and business advice is provided through NKK employees who are transferred to the employ of the Company. The Company is obligated to reimburse NKK for the costs and expenses incurred by NKK in connection with the transfer of these employees, subject to an agreed upon cap. The cap was $7.0 million during each of 2001, 2000 and 1999 and will be $6.0 million in 2002. The Company incurred expenditures of approximately $5.0 million, $6.7 million and $6.3 million under this agreement during 2001, 2000 and 1999, respectively. In addition, the Company utilized various other engineering services provided by NKK and incurred expenditures of approximately $1.7 million, $0.2 million and $0.8 million for these services during 2001, and 2000 and 1999, respectively.

During March 2001, the Company entered into a Subordinated Credit Agreement with NUF LLC (“NUF”), a wholly owned subsidiary of NKK, pursuant to which NUF agreed to provide a $100 million revolving credit facility to the Company. This loan is secured by a junior lien on the Company’s inventory and certain unsold receivables and has a scheduled termination date of February 25, 2002. (See Note 5. Long-term Obligations.)

On May 25, 2000, the Company entered into a Cooperation Agreement on Research and Development and Technical Assistance with NKK Corporation with an initial term of five years. The Cooperation Agreement allows for either party to make available to the other party technical assistance and consulting services relating to

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

research and development on existing and future steel products and relevant technology. No amounts were paid or received pursuant to the Cooperation Agreement during 2001 and 2000.

All of the transactions between the Company and NKK and its affiliates which are described above were unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK.

In 2001, no dividends were paid. In 2000, cash dividends of $0.21 per share, or approximately $4.6 million, were paid on 22,100,000 shares of Class A Common Stock owned by NKK and in 1999, cash dividends of $0.28 per share, or approximately $6.2 million, were paid on 22,100,000 shares of Class A Common Stock owned by NKK. (See Note 3. Capital Structure.)

Affiliate Transactions

The Company is contractually required to purchase its proportionate share of raw material production or services from certain affiliated companies. Such purchases of raw materials and services aggregated $36.0 million in 2001, $37.6 million in 2000 and $35.8 million in 1999. Additional expenses were incurred in connection with the operation of a joint venture agreement. (See Note 12. Other Commitments and Contingencies.) Accounts payable at December 31, 2001 and 2000 included amounts with affiliated companies accounted for by the equity method of $1.3 million and $1.6 million, respectively.

The Company sold various prime and non-prime steel products and services to affiliated companies at prices that approximate market price. Sales totaled approximately $36.7 million in 2001, $65.3 million in 2000 and $25.1 million in 1999. Accounts receivable at December 31, 2001 and 2000 included amounts with affiliated companies of $13.2 million and $15.4 million, respectively.

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

It is the Company’s policy to expense or capitalize, as appropriate, environmental expenditures that relate to current operating sites. Environmental expenditures that relate to past operations and which do not contribute to future or current revenue generation are expensed. With respect to costs for environmental assessments or remediation activities, or penalties or fines that may be imposed for noncompliance with such laws and regulations, such costs are accrued when it is probable that liability for such costs will be incurred and the amount of such costs can be reasonably estimated. The Company has accrued an aggregate liability for such costs of $6.4 million and $6.7 million as of December 31, 2001 and 2000, respectively.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and similar state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible party (“PRP”) in a number of CERCLA and other environmental cleanup proceedings. At some of these sites, the Company does not have

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability. With respect to those sites for which the Company has sufficient information to estimate its potential liability, the Company has accrued an aggregate liability of $9.0 million and $16.0 million as of December 31, 2001 and 2000, respectively.

The Company has also recorded reclamation and other costs to restore its shutdown coal locations to their original and natural state, as required by various federal and state mining statutes. The Company has recorded an aggregate liability of $2.0 million at December 31, 2001 and 2000, relating to these properties.

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

The Company has a 50% interest in a joint venture with Bethlehem Steel Corporation (“Bethlehem”), which commenced production in May 1994. The joint venture, Double G Coatings Company, L.P. (“Double G”), constructed a 300,000 ton per year coating facility near Jackson, Mississippi which produces galvanized and Galvalume® steel sheet for the construction market. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line-time at the facility through May 10, 2004. Double G provided a first mortgage on its property, plant and equipment and the Company has separately guaranteed $9.8 million of Double G’s debt as of December 31, 2001.

The Company has entered into certain commitments with suppliers which are of a customary nature within the steel industry. Commitments have been entered into relating to future expected requirements for such commodities as coal, coke, iron ore pellets, natural and industrial gas, electricity and certain transportation and other services. Commitments have also been made relating to the supply of pulverized coal and coke briquettes. Certain commitments contain provisions which require that the Company “take or pay” for specified quantities without regard to actual usage for periods of up to 12 years. In 2002 and 2003 the Company has commitments with “take or pay” or other similar commitment provisions for approximately $243.6 million and $216.7 million, respectively. The Company fully utilized all such “take or pay” requirements during the past three years and

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased $277.3 million, $405.9 million and $350.5 million in 2001, 2000 and 1999, respectively, under these contracts. The Company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The Company also believes that prices in the contracts are such that the products or services will approximate the market price over the lives of the contracts.

The Company is jointly liable with LTV Steel Company, Inc. (“LTV”) for environmental clean-up and certain retiree benefit costs related to the closed Donner Hanna Coke plant. On December 31, 2000, LTV filed for Chapter 11 protection under U.S. bankruptcy laws. During the fourth quarter of 2001, LTV announced their intentions to initiate an orderly liquidation in accordance with bankruptcy laws. As a result, the Company recorded 100% of the obligation for the retiree benefit costs and recorded a charge of $3.6 million.

In the fourth quarter of 2001, Bethlehem filed for Chapter 11 protection under U.S. bankruptcy laws. The Company has a 50% interest in a joint venture coating facility with Bethlehem and a 13% interest in a joint venture family health care facility with Bethlehem and another steel company. The Company is uncertain what effect, if any, the Bethlehem bankruptcy will have on its future earnings and financial position.

The Company is involved in various routine legal proceedings which are incidental to the conduct of its business. Management believes that the Company is not party to any pending legal proceeding which, if decided adversely to the Company, would individually or in the aggregate, have a material adverse effect on the Company.

Letters of Credit

The Company utilizes third-party standby letters of credit to provide financial assurance for certain insurance activities, employee benefit payments and other activities in the normal course of business. These letters of credit are irrevocable and generally have one-year renewable terms. Outstanding standby letters of credit as of December 31, 2001 and 2000 were $24.7 million and $32.1 million, respectively. The contract amounts of these letters of credit approximate their fair value.

Note 13.    Derivative Instruments

In order to reduce the uncertainty of price movements with respect to the purchase of zinc, the Company enters into financial derivative instruments in the form of swap contracts with global financial institutions. These contracts, which typically mature within one year, have been designated as cash flow hedges. Therefore, these contracts are recorded at their fair value on the balance sheet and any changes in their fair value, to the extent they have been effective as hedges, will be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The fair value of commodity purchase swap contracts are calculated using pricing models used widely in financial markets. Additionally, the Company had one forward contract for the purchase of natural gas that upon adoption of SFAS 133 was classified as a derivative instrument. This contract was sold in January 2001 for $26.2 million. Upon the sale of the contract, the resulting gain was recognized as an unusual item in the income statement.

The estimated fair value of derivative financial instruments used to hedge the Company’s risks will fluctuate over time. At December 31, 2001, the Company had recorded a liability of $2.3 million with an offset to accumulated other comprehensive income.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Long-Term Incentive Plan

The Long-Term Incentive Plan, established in 1993, has authorized the granting of options for up to 3,400,000 shares of Class B Common Stock to certain executive officers and other key employees of the Company. The Non-Employee Directors Stock Option Plan, also established in 1993, has authorized the grant of options for up to 100,000 shares of Class B Common Stock to certain non-employee directors. The exercise price of the options equals the fair market value of the Common Stock on the date of the grant. All options granted have ten year terms. Options generally vest and become fully exercisable ratably over three years of continued employment. However, in the event that termination of employment is by reason of retirement, permanent disability or death, the option must be exercised in whole or in part within 24 months of such occurrences. There were 1,757,837 and 2,044,282 options available for granting under the stock option plans as of December 31, 2001 and 2000, respectively.

No compensation expense was recorded in 2001, 2000 or 1999. In addition, the Company cancelled 66,666 SARs and converted them back to options during 1999.

As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value at the date of grant consistent with the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the option plans been determined based on the fair value at the grant date for awards in 2001, 2000, and 1999 consistent with the provisions of SFAS 123, the Company’s net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:

	2001	2000	1999
	Dollars in millions, except EPS
Net loss—pro forma	$(653.1)	$(130.5)	$(29.2)
Basic and diluted earnings per share—pro forma	(15.82)	(3.16)	(0.71)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999
Dividend yield	0.0%	2.8%	3.1%
Expected volatility	74.5%	58.5%	57.2%
Risk-free interest rate	5.0%	6.6%	5.4%
Expected term (in years)	7.0	7.0	7.0

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s stock option activity and related information follows:

	Number of Options	Exercise Price (Weighted Average)
Balance outstanding at January 1, 1999	735,634	$12.31
Granted	304,000	8.27
Forfeited	(36,307)	13.12
SARs cancelled and converted to options	66,666	12.48

Balance outstanding at December 31, 1999	1,069,993	11.15
Granted	501,500	6.72
Forfeited	(319,581)	12.65

Balance outstanding at December 31, 2000	1,251,912	8.99
Granted	775,000	2.05
Forfeited	(326,889)	7.35

Balance outstanding at December 31, 2001	1,700,023	$6.14

The following table summarizes information about stock options outstanding at December 31, 2001:

Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$1 1/10 to $4	719,973	8.6	$2.06	8,305	$2.64
$4 to $8	443,889	7.0	7.05	186,994	7.02
$8 to $12	359,027	4.7	8.81	301,697	8.91
$12 to $19	177,134	3.7	15.01	177,134	15.01

Total	1,700,023	6.9	$6.14	674,130	$9.91

There were 505,077 exercisable stock options with a weighted average exercise price of $10.84 as of December 31, 2000.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Quarterly Results of Operations (Unaudited)

Following are the unaudited quarterly results of operations for the years 2001 and 2000.

	2001
	Three Months Ended
	March 31	June 30	September 30	December 31
	Dollars in millions, except per share amounts
Net sales	$589.4	$673.2	$637.0	$592.7
Gross margin	(76.7)	(51.1)	(75.5)	(121.0)
Unusual items	(26.0)	(2.0)	10.9	1.2
Extraordinary item	—	—	(2.0)	—
Cumulative effect of change in accounting principal	17.2	—	—	—
Net loss	(108.7)	(110.3)	(152.8)	(280.3)
Basic and diluted earnings per share:
Net loss	$(2.63)	$(2.67)	$(3.70)	$(6.79)

	2000
	Three Months Ended
	March 31	June 30	September 30	December 31
	Dollars in millions, except per share amounts
Net sales	$835.1	$799.1	$693.1	$651.6
Gross margin	57.2	27.4	(16.6)	(34.3)
Net income (loss)	10.6	0.3	(57.3)	(83.4)
Basic and diluted earnings per share:
Net income (loss)	$0.26	$0.01	$(1.39)	$(2.02)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item regarding executive officers is incorporated by reference from the section captioned “Executive Officers of the Registrant” in Part I of this report.

Information Concerning Directors

Set forth below for each director is his name and age; the date on which he first became a director of the Company; the names of other companies of which he serves as a director; and his principal occupation during at least the last five years.

Arthur H. Aronson

Mr. Aronson, age 66, has been a director of the Company since March 14, 2001. Mr. Aronson served as Chairman and Chief Executive Officer of Allegheny Ludlum Corporation from 1994 to 1996. From 1996 to 1998, he served as Executive Vice President and President of the Specialty Metals Group of Allegheny Teledyne, Inc., which manufactures stainless and specialty metals. Mr. Aronson was a consultant to Allegheny Teledyne Incorporated from 1999 until his retirement in July 2000. Mr. Aronson also serves as a director of Cooper Tire & Rubber Company and Keystone Powder Metal Corp. Mr. Aronson is a member of the Audit and Compensation Committees.

Edsel D. Dunford

Mr. Dunford, age 66, has been a director of the Company since April 27, 1998. Mr. Dunford has held a variety of management and technical positions with TRW, Inc., a manufacturer of products for the automotive, space and defense and information systems industries. He served as President of TRW from 1991 until his retirement in 1994. Mr. Dunford also serves as a director of Cooper Tire & Rubber Company. Mr. Dunford is Chairman of the Compensation Committee and a member of the Audit Committee.

Mitsuoki Hino

Mr. Hino, age 54, has been a director of the Company since October 27, 1998. Since 1971, Mr. Hino has served in various capacities with NKK Corporation (“NKK”), a Japanese steel manufacturer and the parent company of NKK U.S.A. Corporation (the holder of all of the outstanding shares of the Company’s Class A Common Stock). His most recent positions have been Director of Human Resources from 1993 to 1995, General Manager, Sales and Production Planning from 1995 to March 2000 and Vice President, Planning, Logistics and Information Technology from April 2000 to the present. He served as a Director of the Board of NKK from June 1999 until March 2000.

Bruce K. MacLaury

Mr. MacLaury, age 70, has been a director of the Company since April 30, 1996. From 1977 to 1995, Mr. MacLaury served as President of The Brookings Institution which is engaged in public policy research and education. Mr. MacLaury also serves as a director of American Express Bank, Ltd. and the St. Paul Companies Inc. Mr. MacLaury is Chairman of the Audit Committee and a member of the Nominating Committee.

Mineo Shimura

Mr. Shimura, age 50, has been a director of the Company since April 21, 1997. Mr. Shimura has served as a senior executive for various U.S. affiliates of NKK and presently holds the following positions with NKK affiliates: President of NUF LLC (a finance company), President of NKK America, Inc. (a service company), President of NKK U.S.A. Corporation (a holding company), President of NKK Windsor Corporation (a finance company) and President of Galvatek Ontario Corporation (a holding company). Mr. Shimura is Chairman of the Nominating Committee.

Hisashi Tanaka

Mr. Tanaka, age 54, has been a director of the Company since April 27, 1998. He was elected Chairman of the Board and Chief Executive Officer of the Company on March 4, 2001. Prior to his election to that position, Mr. Tanaka served in various capacities with NKK since 1971. His most recent positions have been Director, Technical & Engineering Planning from 1995 to 1996, General Manager, Steelmaking Technology from 1996 to 1998, General Manager Technology Planning and Coordination from 1998 to March 2000 and Vice President, Technology Planning and Coordination from April 2000 to March 2001. He served as a Director of the Board of NKK from June 1999 until March 2000.

Akira Uemura

Mr. Uemura, age 51, has been a director of the Company since March 14, 2001. Mr. Uemura has served in various capacities with NKK since 1974. His most recent positions have been Team Manager of the Plant Construction and Engineering Department at NKK’s head office from 1995 to 1997, General Manager of the Plant Engineering Department at NKK’s Fukuyama Works from 1998 to 1999 and General Manager of the Plant Construction and Engineering Department at NKK’s head office from 2000 to the present.

Sotaro Wakabayashi

Mr. Wakabayashi, age 52, has been a director of the Company since December 16, 1998. Mr. Wakabayashi has served in various capacities with NKK since 1974. His most recent positions have been Senior Manager, International Legal Affairs from 1993 to 1994, Senior Counselor from 1994 to 1998 and Chief Senior Counselor from 1998 to the present. Mr. Wakabayashi is a member of the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who owned greater than 10% of a class of the Company’s equity securities to file with the Securities and Exchange Commission an initial statement of beneficial ownership and certain statements of changes in beneficial ownership of equity securities of the Company. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no other forms were required, the Company believes that all Section 16(a) filing requirements with respect to its executive officers and directors were met during 2001.

Item 11 .    Executive Compensation

Compensation of Directors

Directors who are not employees of the Company or any of its subsidiaries receive an annual fee of $30,000 plus a fee of $1,000 for attendance at each meeting of the Board of Directors and at each meeting of a committee of the Board of Directors. The chairman of each standing committee receives an additional annual payment of

$3,000. All directors are reimbursed for expenses incurred in attending Board and committee meetings. In addition, any non-employee director who, at the request of the Chairman of the Board, performs special services or assignments on behalf of the Board, receives compensation of $1,000 per day plus reasonable out-of-pocket expenses. Each non-employee director also receives, upon his initial election to the Board of Directors, a stock option grant of 2,500 shares of Class B Common Stock at the then market price pursuant to the terms of the 1993 National Steel Corporation Non-Employee Directors Stock Option Plan (“Directors Plan”). An additional stock option grant of 1,000 shares of Class B Common Stock is granted to each non-employee director pursuant to the Directors Plan at each anniversary of Board service. All stock options granted pursuant to the Directors Plan vest in one-third annual increments commencing on the first anniversary date of the initial grant.

The Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors reviews and approves the philosophy and guidelines for compensation programs and develops recommendations for the Board of Directors regarding compensation levels for the Company’s executive officers and directors. The Compensation Committee also administers the Company’s annual Management Incentive Compensation Plan (“MICP”). The Compensation Committee is composed exclusively of independent directors who are not eligible to participate in any of management’s compensation programs. The current members of the Compensation Committee are Edsel D. Dunford (Chairman), Arthur H. Aronson and Sotaro Wakabayashi.

Executive Compensation

The following table sets forth separately, for the fiscal years indicated, each component of compensation paid or awarded to, or earned by, each individual who served as Chief Executive Officer of the Company during the last fiscal year, and each of the other four most highly compensated executive officers who were serving as executive officers at the end of the last fiscal year (collectively referred to herein as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	Securities Underlying Options/SARs (#)(2)	All Other Compensation ($)(3)
Hisashi Tanaka	2001	413,144	0	15,420	50,000	19,427
Chairman of the Board and	2000	—	—	—	1,000	—
Chief Executive Officer(4)	1999	—	—	—	500	—

Yutaka Tanaka	2001	96,704	0	18,154	70,000	560,523
Former Chairman of the Board and	2000	552,500	0	18,751	70,000	22,872
Chief Executive Officer(5)	1999	520,834	0	18,751	50,000	22,872

John A. Maczuzak	2001	425,004	0	11,896	50,000	29,822
President and	2000	422,920	0	12,287	50,000	26,936
Chief Operating Officer	1999	395,830	0	12,287	45,000	36,529

John F. Kaloski	2001	275,004	0	4,981	25,000	16,016
Senior Vice President	2000	272,921	0	5,192	25,000	15,529
Commercial and Planning	1999	250,008	0	5,192	20,000	20,643

Ronald J. Werhnyak	2001	245,004	0	5,510	20,000	16,067
Senior Vice President, General Counsel	2000	243,754	0	5,695	20,000	14,689
and Secretary	1999	229,129	0	13,191	20,000	26,287

Daniel B. Joeright	2001	200,004	0	4,144	20,000	12,328
Vice President and General Manager-	2000	185,203	0	7,917	20,000	16,647
Regional Division(6)	1999	138,000	0	0	0	6,302

(1)	The amount shown represents amounts paid to the Named Executive Officer for reimbursement of taxes.
(2)	All grants shown were made pursuant to the Long Term Incentive Plan, except for the grants made to Mr. H. Tanaka in 1999 and 2000 which were made pursuant to the Directors Plan.
(3)
The amount shown for 2001 includes (a) the Company’s contribution to the National Steel Retirement Savings Program for Messrs. Maczuzak, Kaloski, Werhnyak and Joeright in the amount of $4,250 each; (b) the dollar value of life insurance premiums paid by the Company on behalf of the Named Executive Officer for Messrs. H. Tanaka, Y. Tanaka, Maczuzak, Kaloski, Werhnyak and Joeright in the amounts of $19,427, $22,872, $14,988, $7,518, $8,045 and 6,000, respectively; (c) the Company’s contribution to the Executive Deferred Compensation Plan for Messrs. Maczuzak, Kaloski, Werhnyak and Joeright in the amounts of $6,199, $4,010, $2,041 and $1,250, respectively; (d) an adjustment to the MICP payment previously paid to the Named Executive Officer for services during 1998 for Messrs. Y. Tanaka, Maczuzak, Kaloski, Werhnyak and Joeright in the amounts of $5,770, $4,385, $238, $1,731 and $828, respectively; and (e) in the case of Mr. Y. Tanaka, $531,881 paid pursuant to his Employment Contract following his resignation as Chairman of the Board and Chief Executive Officer on March 4, 2001.

(4)	Mr. H. Tanaka was appointed Chairman of the Board and Chief Executive Officer on March 4, 2001.
(5)	Mr. Y. Tanaka resigned his position as Chairman of the Board and Chief Executive Officer on March 4, 2001.
(6)	Mr. Joeright became an executive officer of the Company on May 8, 2000.

Stock Option Tables

The following table contains information relating to stock options which were granted to the Named Executive Officers in 2001.

OPTION GRANTS IN 2001

Name	Number of Securities Underlying Options Granted (#)(1)	Percent of Total Options Granted To Employees in Fiscal Year	Exercise or Base Price ($/Share)(2)	Expiration Date	Grant Date Present Value ($)(3)
Hisashi Tanaka	50,000	6.5	2.040	3/4/11	74,000
Yutaka Tanaka	70,000	9.0	2.075	2/5/11	106,400
John A. Maczuzak	50,000	6.5	2.075	2/5/11	76,000
John F. Kaloski	25,000	3.2	2.075	2/5/11	38,000
Ronald J. Werhnyak	20,000	2.6	2.075	2/5/11	30,400
Daniel B. Joeright	20,000	2.6	2.075	2/5/11	30,400

(1)
These grants represent nonqualified stock options to purchase shares of the Company’s Class B Common Stock which were granted under the Long Term Incentive Plan. The options become exercisable in annual one third increments commencing one year from the date of the initial grant. The options can be exercised only while the optionee is in the employ of the Company; however, in the event that termination of employment is by reason of retirement, permanent disability or death, the options may be exercised in whole or in part within 24 months of the date of any such occurrence, to the extent they have vested as described in the Long Term Incentive Plan. In the event of a change in control, as defined in the Long Term Incentive Plan, all options become immediately exercisable unless provided otherwise at the time of grant of such options.

(2)	The exercise price for these stock option grants was equal to the fair market value of the Class B Common Stock on the grant date.
(3)
The grant date present value was determined using the Black-Scholes valuation methodology. The Company does not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option. The actual value, if any, a Named Executive Officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised so that there is no assurance the value realized by an individual will be at or near the value estimated by the Black-Scholes model. With the exception of the grant to Mr. H. Tanaka, the following assumptions were made when applying the Black-Scholes valuation methodology to these grants: (a) expected volatility: 75.08%; (b) expected dividend yield: 0.00%; (c) expected risk free rate of return: 5.10%; (d) expected timing of exercise: 7 years; and (e) Black-Scholes ratio: 73.25%. The following assumptions were made when applying the Black-Scholes valuation methodology to the grant to Mr. H. Tanaka: (a) expected volatility: 74.08%; (b) expected dividend yield: 0.00%; (c) expected risk free rate of return: 5.02%; (d) expected timing of exercise: 7 years; and (e) Black-Scholes ratio: 72.55%.

The following table sets forth certain information concerning options to purchase the Company’s Class B Common Stock which were held by the Named Executive Officers as of December 31, 2001.

DECEMBER 31, 2001 OPTION VALUES (1)

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2001 (#)		Value of Unexercised In-the-Money Options at December 31, 2001 ($)(2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Hisashi Tanaka	0	0	3,167	50,833	0	0
Yutaka Tanaka	0	0	101,667	133,333	0	0
John A. Maczuzak	0	0	146,667	98,333	0	0
John F. Kaloski	0	0	51,667	48,333	0	0
Ronald J. Werhnyak	0	0	42,801	39,999	0	0
Daniel B. Joeright	0	0	6,666	33,334	0	0

(1)	No options were exercised during 2001.
(2)
There were no in-the-money stock options held by the Named Executive Officers at December 31, 2001 because the exercise prices of all unexercised stock options exceeded the market price of the Company’s Class B Common Stock of $1.45 per share on December 31, 2001.

Pension Plans

The following table shows the annual benefits payable under the Company’s qualified defined benefit pension plan along with the non-qualified defined pension plans, which provide for the payment of retirement benefits in excess of certain maximum limitations imposed by the Internal Revenue Code. The amounts shown are approximate benefits payable as a straight life annuity for an employee retiring in 2002 at age 65, computed at various levels of average compensation and years of service at retirement.

Average Annual Eligible Compensation Preceding Retirement	PENSION PLAN TABLE
	Years of Service
	10	15	20	25	30	35	40	45
$100,000	$13,000	$20,000	$26,500	$33,000	$39,500	$46,000	$53,000	$59,500
150,000	20,500	30,500	40,500	50,500	61,000	71,000	81,000	91,500
200,000	27,500	41,000	54,500	68,500	82,000	95,500	109,500	123,000
250,000	34,500	51,500	69,000	86,000	103,500	120,500	137,500	155,000
300,000	41,500	62,500	83,000	104,000	124,500	145,500	166,000	187,000
350,000	48,500	73,000	97,000	121,500	145,500	170,000	194,500	218,500
400,000	55,500	83,500	111,500	139,000	167,000	195,000	222,500	250,500
450,000	62,500	94,000	125,500	157,000	188,000	219,500	251,000	282,500
500,000	70,000	104,500	139,500	174,500	209,500	244,500	279,000	314,000
600,000	84,000	126,000	168,000	210,000	252,000	294,000	336,000	378,000
700,000	98,000	147,000	196,000	245,500	294,500	343,500	392,500	441,500
800,000	112,500	168,500	224,500	280,500	337,000	393,000	449,000	505,000
900,000	126,500	189,500	253,000	316,000	379,000	442,500	505,500	569,000
1,000,000	140,500	211,000	281,000	351,500	421,500	492,000	562,000	632,500

Eligible compensation covered by the Company’s retirement plans includes the eligible employee’s base salary, before reduction for any salary deferral agreements, and MICP awards paid for the sixty highest consecutive months during the last ten years of employment. Benefits paid under the Company’s plans are not subject to reduction for social security payments received by the Company’s executive officers.

MICP awards are shown in the bonus column of the Summary Compensation Table in the year in which they were earned. Eligible compensation under the retirement plans includes the bonus in the year in which the payment was made and, as such, MICP awards earned in a particular year are included in the following year as eligible compensation under the retirement plans.

The table below shows for each of the Named Executive Officers (a) the years of service under the retirement plans as of December 31, 2001, and (b) the amount of eligible compensation under the retirement plans for 2001:

Name	Years of Service	Eligible Compensation
Hisashi Tanaka	.8333	$413,143
Yutaka Tanaka	3.75	164,741
John A. Maczuzak	5.6667	429,389
John F. Kaloski	3.4167	277,312
Ronald J. Werhnyak	9.4167	246,735
Daniel B. Joeright	10.667	200,832

Employment Contracts

The Company has entered into employment contracts (“Contracts”) with certain executives, including the Named Executive Officers identified below. Set forth below is a summary of certain terms of the Contracts applicable to such Named Executive Officers.

The Contract with Mr. Yutaka Tanaka, who terminated his employment with the Company for “good reason” effective as of March 4, 2001, provided for certain post termination covenants including non-disclosure, non-solicitation of employees, cooperation during a transition period and release of employment claims. The Contract with Mr. Tanaka also provided for certain payments and benefits upon termination of Mr. Tanaka’s employment. Because Mr. Tanaka terminated his employment for “good reason”, he received special termination benefits consisting of: (i) a severance payment equal to 50% of his annual base salary; (ii) an incentive compensation payment for the year of termination equal to his target incentive compensation percentage multiplied by his then current base salary, pro-rated to reflect the part of the year completed before termination; (iii) continued stock option vesting and exercisability for a five year period; and (iv) a two year continuation of health care and certain other employee benefits on the same basis as if he had remained an employee for such period. During the benefit continuation period, Company provided employee benefits will be secondary to any benefits provided under an NKK sponsored benefit plan, or any Japanese government benefit plan or other available benefit plan. Mr. Tanaka also agreed to make himself available to provide consulting services to the Company for a period of three months following the effective date of his termination, in exchange for which the Company paid to Mr. Tanaka his then current monthly salary for each of the three months.

The Contract with Mr. Hisashi Tanaka provides for (i) non-competition for a period of two years subsequent to termination of employment by Mr. Tanaka without “good reason”; and (ii) other post termination covenants including non-disclosure, non-solicitation of employees, cooperation during a transition period and release of employment claims. The term of the Contract with Mr. Tanaka expires on February 29, 2004. The Contract provides that (i) the annual base salary of Mr. Tanaka under the Contract shall be equal to the base salary in effect on the date of the Contract, subject to adjustment from time to time and (ii) Mr. Tanaka’s annual target incentive compensation opportunity shall be equal to at least 50% of base salary. The Contract further provides that any reduction in Mr. Tanaka’s then current base salary or target incentive opportunity constitutes “good reason” for termination of the Contract by Mr. Tanaka.

The Contract with Mr. Hisashi Tanaka provides for certain payments and benefits upon termination of Mr. Tanaka’s employment. If Mr. Tanaka’s employment terminates due to death or disability, he will receive a payment equal to the average incentive compensation paid to him in the three preceding years or, if greater, his target incentive compensation percentage multiplied by his then current base salary, in each case pro-rated to reflect the part of the year completed before termination. If his employment is terminated by the Company without “cause” or by Mr. Tanaka for “good reason”, he would be entitled to special termination benefits consisting of: (i) a severance payment equal to 50% of his annual base salary; (ii) a pro-rata incentive compensation payment for the year of termination, based on the formula applied in the case of death or disability; (iii) continued stock option vesting and exercisability for a five year period; and (iv) a two year continuation of health care and certain other employee benefits on the same basis as if he had remained an employee for such period. During the benefit continuation period, Company provided employee benefits would be secondary to any benefits provided under an NKK sponsored benefit plan, or any Japanese government benefit plan or other available benefit plan. If Mr. Tanaka is age 69 at the time of a qualifying termination, the benefit continuation period is reduced to one year. If termination occurs on or after age 70, there is no benefit continuation period. After expiration of his Contract term, Mr. Tanaka would be entitled to the special termination benefits described above in the event he terminates his employment with or without “good reason”, or if the Company terminates his employment without “cause”. The Contract also provides that the Company will reimburse Mr. Tanaka for expenses incurred in seeking in good faith to enforce his Contract.

The Contract with Mr. Maczuzak provides for non-competition subsequent to termination of employment by the executive without “good reason” for a period of two years. The Contract with Mr. Maczuzak also provides other post termination covenants including non-disclosure, non-solicitation of employees, cooperation during a transition period and release of employment claims. The Contract had an initial term ending July 1, 1998 and is subject to automatic month-to-month extensions unless either party elects not to extend the term. Prior to the date the executive reaches age 65, an election by the Company not to extend the term of the Contract will automatically result in a termination of employment without “cause”. The Contract provides that (i) the executive’s annual base salary under his Contract shall be equal to the base salary in effect on the date of the Contract, subject to adjustment from time to time, (ii) his annual target incentive compensation opportunity shall be equal to at least 40% of his base salary and (iii) any reduction in the executive’s then current base salary or target incentive opportunity constitutes “good reason” for termination of the Contract by the executive.

The Contract with Mr. Maczuzak provides for certain payments and benefits upon termination of employment. If employment terminates for any reason on or after age 65, or due to death or disability, the executive will receive a payment equal to the average incentive compensation paid to the executive in the three preceding years or, if greater, the executive’s target incentive compensation percentage multiplied by his then current base salary, in each case pro-rated to reflect the part of the year completed before termination. If employment is terminated by the Company without “cause” or by the executive for “good reason” before the executive reaches age 64, Mr. Maczuzak would be entitled to special termination benefits consisting of: (i) a severance payment equal to two times the executive’s annual base salary, a pro-rata incentive compensation payment for the year of termination plus, if such termination follows a change of control, an additional amount equal to two times the average incentive compensation paid to the executive in the three preceding years or, if greater, the executive’s target incentive compensation amount based on the formula applied in the case of death or disability; (ii) continued stock option vesting and exercisability for a two year period; (iii) outplacement services; and (iv) a two year continuation of health care and certain other employee benefits on the same basis as if the executive had remained an employee for such period. During the benefit continuation period, Company provided health care benefits would be secondary to any health care benefits provided under another employer provided plan. If a qualifying termination occurs after Mr. Maczuzak reaches age 64, the two year severance and two year benefit continuation periods are reduced to one year, and if a qualifying termination occurs after the executive reaches age 65, there is no severance payment and no benefit continuation period.

The Contract with Mr. Maczuzak also provides that, in the event of a change of control, the benefits provided under the various Company plans and programs may not be less favorable than those provided at any time during the 120 day period immediately preceding the change of control. If a termination by the Company without “cause” or by the executive for “good reason” follows a change of control, then, in addition to the special termination benefits described above, a lump sum cash payment equal to the actuarially equivalent value of non-qualified unfunded retirement benefits will be paid to the executive. If payments under the Contract following a change in control are subject to excise tax, the Company will make a “gross-up” payment sufficient to ensure that the net after-tax amount retained by the executive (taking into account all taxes, including those on the gross-up payment) is the same as would have been the case had such excise tax not applied. The Contract also provides that the Company will reimburse the executive for expenses incurred in seeking in good faith to enforce his Contract.

The Contract with Mr. Kaloski provides for non-competition for a period of one year subsequent to a voluntary termination of employment by the executive under circumstances that do not constitute a “constructive discharge”. The Contract also provides other post termination covenants including non-disclosure, non-solicitation of employees, no unfavorable publicity and cooperation during a transition period. The Contract has an initial term ending July 31, 2002 but will be extended for successive one-year periods unless terminated by written notice from either party not less than 60 days prior to any scheduled expiration date. Notice of termination of the Contracts, if given by the Company, will constitute “constructive discharge.” The Contract provides that (i) the executive’s annual base salary under his Contract shall be equal to at least $250,000, (ii) his annual target incentive compensation opportunity shall be equal to at least 40% of his base salary and (iii) any reduction in the executive’s then current base salary, target incentive opportunity or other benefits constitutes “constructive discharge.”

The Contract with Mr. Kaloski provides for certain payments and benefits upon termination of employment. If employment is terminated by the Company without “cause” or by the executive due to a “constructive discharge”, the executive would be entitled to receive: (i) a lump sum payment equal to the executive’s annual base salary (two times the annual base salary if the executive executes a Release of any claims against the Company); (ii) outplacement services; and (iii) a one year continuation of health care benefits on the same basis as if the executive had remained an employee for such period. If Mr. Kaloski remains employed by National Steel until he reaches age 60, he is also entitled to receive a single sum payment in the amount of $442,000 within thirty days after termination of employment, plus simple interest at a rate of 3% per annum for each full year of continued employment after his 60th birthday. If Mr. Kaloski dies while employed by National Steel, a payment will be made to Mr. Kaloski’s surviving spouse or other designated beneficiary in the amount of $221,000 within 30 days after his death, discounted at a rate of 3% per year for each full year by which his death precedes his 60th birthday, or increased by simple interest at a rate of 3% per annum for each full year of continued employment after his 60th birthday.

The Contract with Mr. Kaloski also provides that, in the event of a change of control, the benefits provided under the various Company plans and programs may not be less favorable than those provided at any time during the 120 day period immediately preceding the change of control. If, within two years following a change of control, the executive’s employment is terminated by the Company without “cause” or by the executive due to a “constructive discharge”, the executive is entitled to receive, in addition to the payments and benefits described in the preceding paragraph, (i) an amount equal to the average incentive compensation paid to the executive in preceding years during the Contract term or, if greater, the executive’s target incentive compensation percentage multiplied by his then current base salary (two times either such amount if the executive executes a Release of any claims against the Company); and (ii) a lump sum cash payment equal to the actuarially equivalent value of non-qualified unfunded retirement benefits to which the executive is entitled. If payments under the Contract following a change in control are subject to excise tax, the Company will make a “gross-up” payment sufficient to ensure that the net after-tax amount retained by the executive (taking into account all taxes, including those on the gross-up payment) is the same as would have been the case had such excise tax not applied. The Contract also provides that disputes will be resolved through arbitration, and the Company will be responsible for all of the fees and expenses of the arbitration (including the executive’s reasonable attorney’s fees) if the executive prevails on any material issue which is the subject of the arbitration.

The Contracts with Mr. Werhnyak and Mr. Joeright also provide for non-competition for a period of one year subsequent to a voluntary termination of employment by the executive under circumstances that do not constitute a “constructive discharge.” In addition, the Contracts provide other post-termination covenants including non-disclosure, non-solicitation of employees or customers, no unfavorable publicity and cooperation during a transition period. The Contracts have an initial term ending February 28, 2003, but will be extended for successive one-year periods unless terminated by written notice from either party not less than 60 days prior to any scheduled expiration date. Notice of termination of the Contracts, if given by the Company, will constitute “constructive discharge.” The Contracts provide that (i) the executive’s annual base salary shall be equal to the base salary in effect on the date of the Contract, subject to adjustment from time to time; (ii) his annual target incentive compensation opportunity shall be provided in accordance with short-term incentive compensation programs offered by the Company from time to time for its senior level executives; and (iii) any reduction in the executive’s then current base salary, target incentive opportunity or other benefits constitutes “constructive discharge.”

The Contracts with Mr. Werhnyak and Mr. Joeright provide for certain payments and benefits upon termination of employment. If employment is terminated by the Company without “cause” or by the executive due to a “constructive discharge,” the executive would be entitled to receive: (i) a lump sum payment equal to 2.0, in the case of Mr. Werhnyak, or 1.75, in the case of Mr. Joeright, times the executive’s annual base salary; (ii) a lump sum payment equal to 2.0, in the case of Mr. Werhnyak, or 1.75, in the case of Mr. Joeright, times the greater of (A) the average annual incentive compensation paid to the executive in the three preceding years or (B) the executive’s target incentive compensation percentage multiplied by his then current base salary; (iii) a lump sum payment of all amounts accrued to the executive under the Executive Deferred Compensation Plan, whether or not otherwise forfeitable; (iv) executive outplacement services at a cost not to exceed thirty percent of annual base salary; (v) a one-year continuation of health care and other benefits on the same basis as if the executive had remained an employee for such period (and in the case of Mr. Joeright, if he has not reached age 55 at the end of the one-year period, health care benefits only will continue for an additional period ending on the earlier of his 55th birthday or the second anniversary of the last day of his employment term); (vi) supplemental retirement benefits in an amount sufficient to provide the executive with retirement benefits from all Company sources equal to the pension provided under the National Steel Corporation Retirement Program, unreduced for early commencement and based on service of not less than 10 years in the case of Mr. Werhnyak and 15 years in the case of Mr. Joeright, and in the case of Mr. Werhnyak, with an option to receive a portion of those payments in the form of an actuarially equivalent lump sum if his actual service at the time of termination is fewer than 10 years; (vii) retiree health care coverage; and (viii) continued stock option vesting and exercisability for a two-year period. If payments under the Contracts following a change in control of the Company are subject to excise tax, the Company will make a gross-up payment sufficient to ensure that the net after-tax amount retained by the executive (taking into account all taxes, including those on the gross-up payment) is the same as would have been the case had such excise tax not applied. All payments and other benefits under the Contracts are expressly conditioned on the executive’s execution of a Release of any claims against the Company. The Contracts also provide that disputes will be resolved through arbitration, and the Company will be responsible for all of the fees and expenses of the arbitration (including the executive’s reasonable attorney’s fees) if the executive prevails on any material issue which is the subject of the arbitration.

Item 12 .    Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Directors and Management

The following table sets forth the number of shares of the Company’s Class B Common Stock and the number of shares of common stock of NKK beneficially owned by each of the Company’s directors, nominees for director and Named Executive Officers and by the Company’s directors and executive officers as a group as of March 1, 2002 in the case of the Company’s Class B Common Stock and as of December 31, 2001 in the case of NKK common stock. None of the Company’s directors, nominees for director or Named Executive Officers beneficially owned any shares of the Company’s Class A Common Stock. In general, “beneficial ownership” includes those shares over which a director or executive officer has the power to vote, or the power to transfer, and stock options that are currently exercisable or will become exercisable within 60 days of March 1, 2002. Except as otherwise indicated, each director, nominee for director or Named Executive Officer had sole voting and investment power with respect to any shares beneficially owned.

	NKK Corporation Stock		Class B Common Stock of Company
Name	Number of Shares Beneficially Owned(1)	Percent of Class	Number of Shares Beneficially Owned(2)		Percent of Class
Arthur H. Aronson	0	0	833		*
Edsel D. Dunford	0	0	18,999		*
Mitsuoki Hino	33,712	*	3,167		*
Bruce K. MacLaury	0	0	4,999		*
Mineo Shimura	11,000	*	4,499		*
Akira Uemura	18,838	*	833		*
Sotaro Wakabayashi	11,834	*	3,167		*
Hisashi Tanaka	29,000	*	20,333		*
Yutaka Tanaka	4	*	164,999		*
John A. Maczuzak	0	0	202,077	(3)(4)	1.05%
John F. Kaloski	0	0	79,499		*
Ronald J. Werhnyak	0	0	64,801		*
Daniel B. Joeright	0	0	46,615	(3)	*
All directors and executive officers as a group (19 persons)	104,161	*	764,732	(3)	3.99%

*	Less than 1% of the outstanding shares on March 1, 2002 in the case of the Company’s Class B Common Stock and on December 31, 2001 in the case of NKK common stock.
(1)
NKK Corporation stock can be voted in units of 1,000 shares only, and units of less than 1,000 shares have no voting power. In addition, Messrs. Hino, Uemura and Wakabayashi have no voting power with respect to 712, 10,718 and 6,634 shares of NKK Corporation stock, respectively, owned by them which are held by the trustee of NKK Corporation’s employee stock ownership program.

(2)
Includes shares which the individual has the right to acquire through the exercise of stock options which are exercisable within 60 days of March 1, 2002 in the following amounts: for Mr. Aronson 833 shares; for Mr. Dunford 3,999 shares; for Mr. Hino 3,167 shares; for Mr. MacLaury 4,999 shares; for Mr. Shimura 4,499 shares; for Mr. Uemura 833 shares; for Mr. Wakabayashi 3,167 shares; for Mr. Hisashi Tanaka 20,333 shares; for Mr. Yutaka Tanaka 164,999 shares; for Mr. Maczuzak 195,001 shares; for Mr. Kaloski 74,999 shares; for Mr. Werhnyak 62,801 shares; for Mr. Joeright 16,666 shares; and for all directors and executive officers as a group 687,126 shares.

(3)
Includes shares held by the trustee of the Company’s Salaried Employees Retirement Savings Program as of December 31, 2001 in the following amounts: for Mr. Maczuzak 3,416 shares; for Mr. Joeright 29,949 shares; and for all directors and executive officers as a group 51,646 shares.

(4)	Includes 3,500 shares owned by Mr. Maczuzak’s spouse.

Additional Information Relating to Voting Securities

The following table sets forth the only holders known to the Company to beneficially own more than 5% of the Company’s Class A Common Stock or Class B Common Stock as of March 1, 2002, unless otherwise indicated. The information contained in this table is based upon the statements filed with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Class of Common Stock	Percent of Class Outstanding	Percent of Total Common Stock Outstanding
NKK U.S.A. Corporation 1013 Centre Road Wilmington, Delaware 19805-1297	22,100,000	(1)	Class A	100.00%	53.53%
Donald Smith & Co., Inc. East 80, Rte. 4 Suite 360 Paramus, New Jersey 07652	2,392,400	(2)	Class B	12.47%	5.79%
Dimensional Fund Advisors Inc. 1299 Ocean Avenue 11th Floor Santa Monica, California 90401	1,527,875	(3)	Class B	7.96%	3.70%

(1)
According to a Schedule 13D/A dated January 18, 2002 filed with the Securities and Exchange Commission, NKK had shared voting and investment power with respect to 22,100,000 shares of Class B Common Stock listed as beneficially owned as a result of its ownership of Class A Common Stock convertible into an equal number of shares of Class B Common Stock.

(2)
According to a Schedule 13G dated January 17, 2002 filed with the Securities and Exchange Commission, Donald Smith & Co., Inc. reported that it had sole voting power and sole dispositive power with respect to 2,392,400 shares.

(3)
According to a Schedule 13G dated January 30, 2002 filed with the Securities and Exchange Commission, Dimensional Fund Advisors Inc. reported that it had sole voting power and sole dispositive power with respect to 1,527,875 shares.

Item 13 .    Certain Relationships and Related Transactions

Effective May 1, 1995, the Company entered into an Agreement for the Transfer of Employees with NKK, the term of which has been extended through the calendar year 2002. Pursuant to the terms of this Agreement, technical and business advice is provided through NKK employees who are transferred to the employ of the Company. The Company is obligated to reimburse NKK for the costs and expenses incurred by NKK in connection with the transfer of these employees, subject to an agreed upon cap. The cap was $7 million during 2001 and will be reduced to $6 million in 2002. The Company incurred expenditures of approximately $5.0 million under this Agreement during 2001. In addition, the Company paid approximately $1.7 million to NKK for various other engineering services provided by NKK during 2001.

On October 23, 1998, the Company entered into a Turnkey Engineering and Construction Contract with NKK Steel Engineering, Inc. (“NKK SE”), a subsidiary of NKK, to design, engineer, construct and install a continuous galvanizing facility at Great Lakes. The purchase price payable by the Company to NKK SE for the facility is approximately $150 million. During 2001, $4.0 million was paid to NKK SE relating to this contract. At December 31, 2001, $0.2 million was included in accounts payable. On February 27, 2002, the Company and NKK-SE entered into an agreement resolving all outstanding claims of the parties under the Contract. NKK-SE has provided the Company with a letter of credit in the amount of $3.1 million as security for its indemnification obligations with respect to a claim filed by a subcontractor.

Effective as of February 16, 2000, the Company entered into a Steel Slab Products Supply Agreement with NKK, the initial term of which extended through December 31, 2000 and continues on a year to year basis thereafter until terminated by either party on six months notice. Pursuant to the terms of this Agreement, the Company purchases steel slabs manufactured by NKK at a price determined in accordance with a formula set forth in the Agreement that approximates current market price. The quantity of slabs to be purchased is negotiated on a quarterly basis. The Company purchased $28.9 million of slabs under this agreement during 2001 and has committed to purchase approximately $6.4 million of slabs produced by NKK during 2002.

During 2001, the Company purchased from a trading company, in arms’ length transactions at competitively bid prices, approximately $0.1 million of finished-coated steel produced by NKK.

On May 25, 2000, the Company entered into a Cooperation Agreement on Research and Development and Technical Assistance with NKK Corporation, with an initial term of five years. The Cooperation Agreement allows either party to make available to the other party technical assistance and consulting services relating to research and development on existing and future steel products and relevant technology. No amounts were paid or received pursuant to the Cooperation Agreement during 2001.

During March 2001, the Company entered into a Subordinated Credit Agreement with NUF LLC (“NUF”), a wholly owned subsidiary of NKK, pursuant to which NUF agreed to provide a $100 million revolving credit facility to the Company. This loan is secured by a junior lien on the Company’s inventory and certain unsold receivables and has a scheduled termination date of February 25, 2002.

In March of 2001, the Company approved the purchase of a Laser Ablation ICP Analysis System from NKK at an estimated total cost of $0.6 million. This system will be used by the Company at Great Lakes for the analysis of steel defects.

All transactions between the Company and NKK and its affiliates which are described above have been unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK.

In December 2001, NKK and Kawasaki Steel Corporation (“KSC”), another large steel company in Japan, announced that NKK and KSC will jointly establish JFE Holdings, Incorporated (“JFE”) and become wholly-owned subsidiaries of JFE by the “stock-for-stock exchange” method by October 2002. It was also announced that the steel businesses of KSC and NKK under JFE Holdings will be reorganized into JFE Steel Corporation by April 2003. The transaction to create JFE Holdings is subject to a number of conditions. No assurance can be given that these conditions will be satisfied or waived by the parties.

PART IV

Item 14 .    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Report:

The following is a list of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference.

(1)	Financial Statements

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Consolidated	Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999

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

(3)	Exhibits

See the attached Exhibit Index. Items 10-CC through 10-AAA are management contracts or compensatory plans or arrangements.

(b)  Reports on Form 8-K:

During the quarter ended December 31, 2001, the Company filed the following reports on Form 8-K:

(i)	The Company filed a report on Form 8-K dated October 3, 2001, reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

(ii)	The Company filed a report on Form 8-K dated October 22, 2001, reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

(iii)	The Company filed a report on Form 8-K dated October 26, 2001, reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

(iv)	The Company filed a report on Form 8-K dated November 27, 2001, reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

(v)	The Company filed a report on Form 8-K dated December 11, 2001, reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mishawaka, State of Indiana, on April 1, 2002.

NA	TIONAL STEEL CORPORATION

/s/ John A. Maczuzak
By:
John A. Maczuzak
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 1, 2002.

Name	Title

/s/ HISASHI TANAKA Hisashi Tanaka	Director; Chairman of the Board and Chief Executive Officer

/s/ ARTHUR H. ARONSON Arthur H. Aronson	Director

/s/ EDSEL D. DUNFORD Edsel D. Dunford	Director

/s/ MITSUOKI HINO Mitsuoki Hino	Director

/s/ BRUCE K. MACLAURY Bruce K. MacLaury	Director

/s/ MINEO SHIMURA Mineo Shimura	Director

/s/ AKIRA UEMURA Akira Uemura	Director

/s/ SOTARO WAKABAYASHI Sotaro Wakabayashi	Director

/s/ KIRK A. SOBECKI Kirk A. Sobecki	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Except for those exhibits which are incorporated by reference, as indicated below, all exhibits are being filed along with this Form 10-K.

Exhibit Number	Exhibit Description

2-A
Assets Purchase Agreement between Weirton Steel Corporation and the Company, dated as of April 29, 1983, together with collateral agreements incident to such Assets Purchase Agreement, filed as Exhibit 2-A to the annual report of the Company on Form 10-K for the year ended December 31, 1995, Commission File Number 1-983, is incorporated herein by reference.

2-B
Stock Purchase Agreement by and among NKK Corporation, National Intergroup, Inc. and the Company, dated August 22, 1984, together with certain collateral agreements incident to such Stock Purchase Agreement and certain schedules to such agreements, filed as Exhibit 2-B to the annual report of the Company on Form 10-K for the year ended December 31, 1995, Commission File Number 1-983, is incorporated herein by reference.

2-C
Stock Purchase and Recapitalization Agreement by and among National Intergroup, Inc., NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and the Company, dated as of June 26, 1990, filed as Exhibit 2-C to the annual report of the Company on Form 10-K for the year ended December 31, 1995, Commission File Number 1-983, is incorporated herein by reference.

2-D
Amendment to Stock Purchase and Recapitalization Agreement by and among National Intergroup, Inc., NII Capital Corporation, NKK Corporation, NKK U.S.A. Corporation and the Company, dated July 31, 1991, filed as Exhibit 2-D to the annual report of the Company on Form 10-K for the year ended December 31, 1997, Commission File Number 1-983, is incorporated herein by reference.

3-A
The Sixth Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952), is incorporated herein by reference.

3-B
Form of Amended and Restated By-laws of the Company, filed as Exhibit 3-A to the quarterly report of the Company on Form 10-Q for the quarter ended March 31, 2001, Commission File Number 1-983, is incorporated herein by reference.

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

4-D
Fifth Supplemental Indenture dated as of May 1, 1962 between the Company, First National City Trust Company, as Trustee, and First National City Bank, as Successor Trustee, filed as Exhibit 4-D to the Company’s Registration Statement on Form S-4 (Registration No.333-76541), is incorporated herein by reference.

Exhibit Number	Exhibit Description

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

4-G
Tenth Supplemental Indenture dated as of March 8, 1999 between the Company and The Chase Manhattan Bank and Frank J. Grippo, as Trustees, filed as Exhibit 4-G to the Company’s Registration Statement on Form S-4 (Registration No.333-76541), is incorporated herein by reference.

4-H
Eleventh Supplemental Indenture dated as of March 31, 1999 between the Company and The Chase Manhattan Bank and Frank J. Grippo, as Trustees, filed as Exhibit 4-H to the Company’s Registration Statement on Form S-4 (Registration No.333-76541), is incorporated herein by reference.

4-I
NSC Stock Transfer Agreement between National Intergroup, Inc., the Company, NKK Corporation and NII Capital Corporation dated December 24, 1985, filed as Exhibit 4-A to the annual report of the Company on Form 10-K for the year ended December 31, 1995, Commission File Number 1-983, is incorporated herein by reference.

4-J
$450,000,000 Credit Agreement dated as of September 28, 2001 among the Company, Citicorp USA, Inc., as Administrative Agent, Fleet Capital Corporation and The CIT Group/Business Credit, Inc., as Documentation Agents, Heller Financial, Inc. and GMAC Business Credit, LLC, as Syndication Agents, The Fuji Bank Limited, as Co-Arranger, Salomon Smith Barney Inc., as Sole Book Manager and Sole Lead Arranger, and the other lenders party thereto, filed as Exhibit 4-A to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 2001, Commission File Number 1-983, is incorporated herein by reference.

4-K
Amendment No. 1 to the $450,000,000 Credit Agreement dated as of September 28, 2001 among the Company, Citicorp USA, Inc., as Administrative Agent, Fleet Capital Corporation and The CIT Group/Business Credit, Inc., as Documentation Agents, Heller Financial, Inc. and GMAC Business Credit, LLC, as Syndication Agents, The Fuji Bank Limited, as Co-Arranger, Salomon Smith Barney Inc., as Sole Book Manager and Sole Lead Arranger, and the other lenders party thereto.

4-L
$450,000,000 Secured Super Priority Debtor in Possession Credit Agreement dated as of March 6, 2002 among the Company, the subsidiaries of the Company party thereto, Citicorp USA, Inc., as Administrative Agent, Heller Financial, Inc., as Collateral Monitoring Agent, Fleet Capital Corporation and The CIT Group/Business Credit, Inc., as Documentation Agents, Heller Financial, Inc. and GMAC Business Credit, LLC, as Syndication Agents, The Fuji Bank Limited, as Co-Arranger, Salomon Smith Barney Inc., as Sole Book Manager and Sole Lead Arranger and the other lenders party thereto.

4-M
The Company is a party to certain long-term debt agreements where the amount involved does not exceed 10% of the Company’s total assets. The Company agrees to furnish a copy of any such agreement to the Commission upon request.

10-A
Amended and Restated Lease Agreement between the Company and Wilmington Trust Company, dated as of December 20, 1985, relating to the Electrolytic Galvanizing Line, filed as Exhibit 10-A to the annual report of the Company on Form 10-K for the year ended December 31, 1995, Commission File Number 1-983, is incorporated herein by reference.

Exhibit Number	Exhibit Description

10-B
Lease Agreement between The Connecticut National Bank as Owner Trustee and Lessor and National Acquisition Corporation as Lessee dated as of September 1, 1987 for the Ladle Metallurgy and Caster Facility located at Ecorse, Michigan, filed as Exhibit 10-B to the annual report of the Company on Form 10-K for the year ended December 31, 1995, Commission File Number 1-983, is incorporated herein by reference.

10-C
Lease Supplement No. 1 dated as of September 1, 1987 between The Connecticut National Bank as Owner Trustee and National Acquisition Corporation as the Lessee for the Ladle Metallurgy and Caster Facility located at Ecorse, Michigan, filed as Exhibit 10-C to the annual report of the Company on Form 10-K for the year ended December 31, 1995, Commission File Number 1-983, is incorporated herein by reference.

10-D
Lease Supplement No. 2 dated as of November 18, 1987 between The Connecticut National Bank as Owner Trustee and National Acquisition Corporation as Lessee for the Ladle Metallurgy and Caster Facility located at Ecorse, Michigan, filed as Exhibit 10-D to the annual report of the Company on Form 10-K for the year ended December 31, 1995, Commission File Number 1-983, is incorporated herein by reference.

10-E
Purchase Agreement dated as of March 25, 1988 relating to the Stinson Motor Vessel among Skar-Ore Steamship Corporation, Wilmington Trust Company, General Foods Credit Investors No. 1 Corporation, Stinson, Inc. and the Company, and Time Charter between Stinson, Inc. and the Company, filed as Exhibit 10-E to the annual report of the Company on Form 10-K for the year ended December 31, 1995, Commission File Number 1-983, is incorporated herein by reference.

10-F
Form of Indemnification Agreement, filed as Exhibit 10-R to the Annual Report of the Company on Form 10-K for the year ended December 31, 1996, Commission File Number 1-983, is incorporated herein by reference.

10-G	Form of Indemnification Agreement between the Company and its directors and officers.

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

10-K
Agreement for the Transfer of Employees by and between the Company and NKK Corporation, dated as of May 1, 1995, filed as Exhibit 10-CC to the annual report of the Company on Form 10-K for the year ended December 31, 1995, Commission File Number 1-983, is incorporated herein by reference.

10-L
Amendment No. 1 to Agreement for the Transfer of Employees by and between the Company and NKK Corporation, filed as Exhibit 10-NN to the annual report of the Company on Form 10-K for the year ended December 31, 1996, Commission File Number 1-983, is incorporated herein by reference.

Exhibit Number	Exhibit Description

10-M
Amendment No. 2 to Agreement for the Transfer of Employees by and between the Company and NKK Corporation, filed as Exhibit 10-Q to the annual report of the Company on Form 10-K for the year ended December 31, 1997, Commission File Number 1-983, is incorporated herein by reference.

10-N
Amendment No. 3 to Agreement for the Transfer of Employees by and between the Company and NKK Corporation, filed as Exhibit 10-R to the annual report of the Company on Form 10-K for the year ended December 31, 1998, Commission File Number 1-983, is incorporated herein by reference.

10-O
Amendment No. 4 to Agreement for the Transfer of Employees by and between the Company and NKK Corporation, filed as Exhibit 10-S to the annual report of the Company on Form 10-K for the year ended December 31, 1999, Commission File Number 1-983, is incorporated herein by reference.

10-P
Amendment No. 5 to Agreement for the Transfer of Employees by and between the Company and NKK Corporation, filed as Exhibit 10-T to the annual report of the Company on Form 10-K for the year ended December 31, 2000, Commission File Number 1-983, is incorporated herein by reference.

10-Q	Amendment No. 6 to Agreement for the Transfer of Employees by and between the Company and NKK Corporation.

10-R
Agreement dated as of November 25, 1997 among the Company, Avatex Corporation, NKK Corporation and NKK U.S.A. Corporation, filed as Exhibit 10-R to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997, Commission File Number 1-983, is incorporated herein by reference.

10-S
No. 1 Continuous Galvanizing Line Turnkey Engineering and Construction Contract dated October 23, 1998 between the Company and NKK Steel Engineering, Inc., filed as Exhibit 10-II to the annual report of the Company on Form 10-K for the year ended December 31, 1998, Commission File Number 1-983, is incorporated herein by reference.

10-T
Amendment No. 1 dated March 19, 1999 to No. 1 Continuous Galvanizing Line Turnkey Engineering and Construction Contract dated October 23, 1998 between the Company and NKK Steel Engineering, Inc., filed as Exhibit 10-JJ to the Company’s Registration Statement on Form S-4 (Registration No. 333-76541), is incorporated herein by reference.

10-U
Amendment No. 2 dated June 22, 1999 to No. 1 Continuous Galvanizing Line Turnkey Engineering and Construction Contract dated October 23, 1998 between the Company and NKK Steel Engineering, Inc., filed as Exhibit 10-KK to the annual report of the Company on Form 10-K for the year ended December 31, 1999, Commission File Number 1-983, is incorporated herein by reference.

10-V
Agreement dated February 27, 2002 between the company and NKK Steel Engineering, Inc. regarding the close out of the No. 1 Continuous Galvanizing Line Turnkey Engineering and Construction Contract dated October 23, 1998 between the Company and NKK Steel Engineering, Inc.

10-W
Steel Slab Products Supply Agreement dated as of February 16, 2000 between the Company and NKK Corporation, filed as Exhibit 10-LL to the annual report of the Company on Form 10-K for the year ended December 31, 1999, Commission File Number 1-983, is incorporated herein by reference.

Exhibit Number	Exhibit Description

10-X
Cooperation Agreement on Research and Development and Technical Assistance dated May 25, 2000 between NKK Corporation and the Company, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 2000, Commission File Number 1-983, is incorporated herein by reference.

10-Y	Amended and Restated $100 Million Subordinated Credit Agreement dated September 28, 2001 between NUF LLC and the Company.

10-Z	Technical Assistance Agreement dated June 25, 1990 between the Company and NKK Corporation.

10-AA	Amendment No. 1 dated July 29, 1998 to Technical Assistance Agreement dated June 25, 1990 between the Company and NKK Corporation.

10-BB	Amendment No. 2 dated December 11, 2000 to Technical Assistance Agreement dated June 25, 1990 between the Company and NKK Corporation.

10-CC	1993 National Steel Corporation Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952), is incorporated herein by reference.

10-DD
1993 National Steel Corporation Non-Employee Directors’ Stock Option Plan, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952), is incorporated herein by reference.

10-EE
Amendment Number One to the 1993 National Steel Corporation Non-Employee Directors’ Stock Option Plan, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1997, Commission File Number 1-983, is incorporated herein by reference.

10-FF
Amendment Number Two to the 1993 National Steel Corporation Non-Employee Directors’ Stock Option Plan, filed as Exhibit 10-V to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997, Commission File Number 1-983, is incorporated herein by reference.

10-GG
Amendment Number Three to the 1993 National Steel Corporation Non-Employee Directors’ Stock Option Plan, filed as Exhibit 10-Y to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999, Commission File Number 1-983, is incorporated herein by reference.

10-HH
National Steel Corporation Management Incentive Compensation Plan dated January 30, 1989, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952), Commission File Number 1-983, is incorporated herein by reference.

10-II
Employment Contract dated May 1, 1996 between the Company and John A. Maczuzak, filed as Exhibit 10-G to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1996, Commission File Number 1-983, is incorporated herein by reference.

10-JJ
Employment Contract dated as of March 4, 2001 between the Company and Hisashi Tanaka, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended March 31, 2001, Commission File Number 1-983, is incorporated herein by reference.

10-KK
Employment Contract dated as of August 1, 1998 between the Company and John F. Kaloski, filed as Exhibit 10-B to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1998, Commission File Number 1-983, is incorporated herein by reference.

10-LL
Agreement dated January 28, 1999 between the Company and John F. Kaloski, filed as Exhibit 10-FF to the annual report of the Company on Form 10-K for the year ended December 31, 1998, Commission File Number 1-983, is incorporated herein by reference.

Exhibit Number	Exhibit Description

10-MM
Amendment dated May 8, 2001 to Employment Contract dated as of August 1, 1998 between the Company and John F. Kaloski, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 2001, Commission File Number 1-983, is incorporated herein by reference.

10-NN
Employment Contract dated as of September 1, 1998 between the Company and Yutaka Tanaka, filed as Exhibit 10-C to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 1998, Commission File Number 1-983, is incorporated herein by reference.

10-OO
Employment Contract dated as of March 1, 2001 between the Company and John L. Davis, filed as Exhibit 10-NN to the annual report of the Company on Form 10-K for the year ended December 31, 2000, Commission File Number 1-983, is incorporated herein by reference.

10-PP
Employment Contract dated as of March 1, 2001 between the Company and Stephen G. Denner, filed as Exhibit 10-OO to the annual report of the Company on Form 10-K for the year ended December 31, 2000, Commission File Number 1-983, is incorporated herein by reference.

10-QQ
Employment Contract dated as of March 1, 2001 between the Company and Michael D. Gibbons, filed as Exhibit 10-PP to the annual report of the Company on Form 10-K for the year ended December 31, 2000, Commission File Number 1-983, is incorporated herein by reference.

10-RR
Employment Contract dated as of March 1, 2001 between the Company and Daniel B. Joeright, filed as Exhibit 10-QQ to the annual report of the Company on Form 10-K for the year ended December 31, 2000, Commission File Number 1-983, is incorporated herein by reference.

10-SS
Employment Contract dated as of March 1, 2001 between the Company and Ronald J. Werhnyak, filed as Exhibit 10-RR to the annual report of the Company on Form 10-K for the year ended December 31, 2000, Commission File Number 1-983, is incorporated herein by reference.

10-TT	Amendment dated February 22, 2002 to Employment Contract dated as of March 1, 2001 between the Company and Ronald J. Werhnyak.

10-UU
Employment Contract dated as of March 1, 2001 between the Company and Lawrence F. Zizzo, filed as Exhibit 10-SS to the annual report of the Company on Form 10-K for the year ended December 31, 2000, Commission File Number 1-983, is incorporated herein by reference.

10-VV
Employment Contract dated as of March 1, 2001 between the Company and William E. McDonough, filed as Exhibit 10-TT to the annual report of the Company on Form 10-K for the year ended December 31, 2000, Commission File Number 1-983, is incorporated herein by reference.

10-WW	Amendment dated November 7, 2001 to Employment Contract dated as of March 1, 2001 between the Company and William E. McDonough.

10-XX
Employment Contract dated as of March 1, 2001 between the Company and Kirk A. Sobecki, filed as Exhibit 10-UU to the annual report of the Company on Form 10-K for the year ended December 31, 2000, Commission File Number 1-983, is incorporated herein by reference.

10-YY	Amendment dated November 7, 2001 to Employment Contract dated as of March 1, 2001 between the Company and Kirk A. Sobecki.

10-ZZ	Amendment dated February 22, 2002 to Employment Contract dated as of March 1, 2001 between the Company and Kirk A. Sobecki.

10-AAA
National Steel Corporation Executive Deferred Compensation Plan restated effective as of January 1, 2000, filed as Exhibit 10-VV to the annual report of the Company on Form 10-K for the year ended December 31, 2000, Commission File Number 1-983, is incorporated herein by reference.

21	List of Subsidiaries of the Company.

23	Consent of Independent Auditors.