Form 10-Q
period 2002-03-31
NATIONAL STEEL CORP
filed 2002-05-15
CIK 70578

2002
First Quarter

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
(Registrant’s telephone number, including area code): 574-273-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

The number of shares outstanding of the Registrant’s Common Stock $.01 par value, as of May 1, 2002, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

PART 1.

FINANCIAL INFORMATION

Item 1.     Financial Statements

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Net Sales	$604.0	$589.4
Cost of products sold	611.5	624.2
Selling, general and administrative expense	36.8	35.4
Depreciation	40.7	41.9
Equity income of affiliates	(0.6)	(0.6)
Unusual items	—	(26.0)

Loss from Operations before Reorganization Items	(84.4)	(85.5)
Reorganization items	7.2	—
Other (income) expense:
Interest and other financial income	(0.3)	(0.2)
Interest and other financial expense	14.9	15.5

	14.6	15.3

Loss before Income Taxes and Cumulative Effect of Change in Accounting Principle	(106.2)	(100.8)
Income tax expense (credit)	(53.0)	25.1

Loss Before Cumulative Effect of Change in Accounting Principle	(53.2)	(125.9)
Cumulative effect of change in accounting principle	—	17.2

Net Loss	$(53.2)	$(108.7)

Basic and Diluted Earnings Per Share:
Loss before cumulative effect of change in accounting principle	$(1.29)	$(3.05)
Cumulative effect of change in accounting principle	—	0.42

Net loss	$(1.29)	$(2.63)

Weighted average shares outstanding (in thousands)	41,288	41,288

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED BALANCE SHEETS
(in millions of dollars, except share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$15.2	$1.4
Restricted cash	—	2.4
Receivables—net	238.8	224.2
Inventories	322.9	390.4
Deferred tax assets	3.2	3.2
Other	19.2	15.5

Total current assets	599.3	637.1
Investments in affiliated companies	15.6	16.3
Property, plant and equipment, net	1,342.5	1,385.3
Deferred tax assets	44.5	44.5
Intangible pension asset	126.0	126.0
Other assets	101.2	98.4

	$2,229.1	$2,307.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$57.6	$165.6
Current portion of long-term obligations	—	29.3
Short-term borrowings	—	100.0
Salaries, wages, benefits and related taxes	31.4	119.0
Pension	—	169.8
Income taxes	0.1	6.5
Property taxes	6.0	40.3
Other accrued liabilities	31.8	84.1

Total current liabilities	126.9	714.6

Debtor-in-possession financing	74.4	—
Long-term obligations	—	809.7
Long-term pension liabilities	—	4.7
Minimum pension liabilities	—	502.3
Postretirement benefits other than pensions	22.1	476.1
Other long-term liabilities	16.4	110.9
Liabilities subject to compromise	2,351.1	—
Commitments and contingencies
Stockholders’ deficit
Common Stock—par value $.01:
Class A—authorized 30,000,000 shares, issued and outstanding 22,100,000	0.2	0.2
Class B—authorized 65,000,000 shares; issued 21,188,240; outstanding 19,188,240	0.2	0.2
Additional paid-in-capital	491.8	491.8
Retained deficit	(461.2)	(408.0)
Treasury stock, at cost: 2,000,000 shares	(16.3)	(16.3)
Accumulated other comprehensive loss:
Unrealized loss on derivative instruments	(0.2)	(2.3)
Minimum pension liability	(376.3)	(376.3)

Total stockholders’ deficit	(361.8)	(310.7)

	$2,229.1	$2,307.6

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities
Net loss	$(53.2)	$(108.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	40.7	41.9
Reorganization items	7.2	—
Cumulative effect of change in accounting principle	—	(17.2)
Deferred income taxes	—	24.9
Changes in assets and liabilities:
Receivables—trade	(20.0)	16.5
Receivables—allowance	5.4	—
Receivables sold	—	(10.0)
Inventories	67.5	18.0
Accounts payable	81.1	(13.6)
Pension liability (net of change in intangible pension asset)	9.0	7.7
Postretirement benefits	8.1	12.5
Accrued liabilities	27.2	(8.5)
Other	(1.0)	(7.1)

Net Cash Provided by (Used in) Operating Activities Before Reorganization Items	172.0	(43.6)
Reorganization items (excluding non-cash charges of $3.6 million)	(3.6)	—

Net Cash Provided by (Used in) Operating Activities	168.4	(43.6)
Cash Flows from Investing Activities
Purchases of property and equipment	(3.8)	(14.0)
Net proceeds from settlement	5.3	—

Net Cash Provided by (Used in) Investing Activities	1.5	(14.0)

Cash Flows from Financing Activities
Debt repayment	(4.6)	(7.7)
Borrowings—net	(148.8)	65.5
Debt issuance costs	(2.7)	—

Net Cash Provided by (Used in) Financing Activities	(156.1)	57.8

Net Increase in Cash and Cash Equivalents	13.8	0.2
Cash and cash equivalents at the beginning of the period	1.4	1.6

Cash and cash equivalents at the end of the period	$15.2	$1.8

Supplemental Cash Payment (Receipt) Information
Interest and other financing costs	$10.9	$22.7
Income taxes, net	(53.3)	(3.8)

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions of dollars, except share amounts)

	Common Stock—Class A	Common Stock—Class B	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2001 (Note 1)	$0.2	$0.2	$491.8	$244.1	$(16.3)	$(2.3)	$717.7
Comprehensive loss:
Net loss				(652.1)			(652.1)
Other comprehensive income (loss):
Minimum pension liability						(374.0)	(374.0)
Cumulative effect of the adoption of SFAS 133						23.8	23.8
Net activity relating to derivative instruments						(26.1)	(26.1)

Comprehensive loss							(1,028.4)

Balance at December 31, 2001 (Note 1)	0.2	0.2	491.8	(408.0)	(16.3)	(378.6)	(310.7)
Comprehensive loss:
Net loss				(53.2)			(53.2)
Other comprehensive income:
Net activity relating to derivative instruments						2.1	2.1

Comprehensive loss							(51.1)

Balance at March 31, 2002 (unaudited)	$0.2	$0.2	$491.8	$(461.2)	$(16.3)	$(376.5)	$(361.8)

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 (Unaudited)

NOTE 1—VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On March 6, 2002, National Steel Corporation and forty-one of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”). The case was assigned to the Hon. John H. Squires and is being jointly administered under case number 02-08699. National Steel Corporation and its majority owned subsidiaries (the “Company”) also obtained Court approval of a $450 million Secured Super Priority Debtor In Possession Credit Agreement (“DIP Facility”) with the existing senior secured bank group which combined with other actions is being used to fund post-petition operating expenses as well as supplier and employee obligations. The Company filed for protection under Chapter 11 in order to obtain the necessary time to stabilize its finances and to attempt to develop a plan of reorganization that will enable it to return to sustained profitability.

While the Company believes its core business is operationally sound, historically low steel selling prices and a weak economy have impeded its ability to service its debt and make investments in the business necessary for continued growth. The Company has worked diligently to reduce costs during these difficult times. Despite these cost reduction activities, idling of production facilities, the focus on value-added shipments and the recent positive movement in steel market prices, these efforts were not enough to overcome the injury to the Company and the steel industry caused by depressed steel selling prices.

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying consolidated financial statements presented herein have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Debtors’ Chapter 11 filings, however, such matters are subject to significant uncertainty. The Debtors intend to file a plan of reorganization with the Court. Continuing on a going concern basis is dependent upon, among other things, the Debtors’ formulation of an acceptable plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors’ obligations. The accompanying consolidated financial statements do not reflect (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the effect of any changes to the Debtors’ capital structure or in the Debtors’ business operations as the result of an approved plan of reorganization, or (d)

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Court.

The Company’s financial statements as of March 31, 2002, have been presented in conformity with the AICPA’s Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued November 19, 1990 (“SOP 90-7”). SOP 90-7 requires a segregation of liabilities subject to compromise by the Court as of the filing date and identification of all transactions and events that are directly associated with the reorganization of the Company. Prior year’s comparative balances have not been reclassified to conform to current year balances stated under SOP 90-7. Certain majority owned subsidiaries reported in the Company’s consolidated results were not included in the Chapter 11 filings. Total assets for these entities were $7.5 million as of March 31, 2002 and the net loss was $0.1 million for the quarter ended March 31, 2002.

In the opinion of management the consolidated financial statements presented herein include all adjustments necessary for the fair presentation on a going concern basis of the results for the periods indicated. All such adjustments made were of a normal recurring nature except for the items discussed in Notes 4 and 6. The financial results presented for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”) contains additional information and should be read in conjunction with this report.

The Company has engaged Ernst & Young LLP to conduct a review of the consolidated financial statements presented herein, in accordance with standards established by the American Institute of Certified Public Accountants. Their review report is included as an exhibit to this Form 10-Q.

Certain amounts in the 2001 financial statements have been reclassified to conform to current presentation.

NOTE 3—INVENTORIES

Inventories are as follows:

	March 31, 2002	December 31, 2001
	Dollars in millions
Inventories
Finished and semi-finished	$306.1	$339.0
Raw materials and supplies	142.5	176.9

	448.6	515.9
Less LIFO reserve	125.7	125.5

	$322.9	$390.4

NOTE 4—REORGANIZATION ITEMS

Reorganization items are comprised of items of income, expense and loss that were realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. The following summarizes the reorganization charges provided by the Company during the first quarter of 2002:

Professional and other fees	$2.9
Write-down of deferred financing costs	2.3
Provision for rejected derivative contract	1.3
Other	0.7

$7.2

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—INTEREST EXPENSE

Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the quarter ended March 31, 2002 was approximately $3.4 million.

NOTE 6—INCOME TAXES

In the first quarter of 2002, the Company recorded an income tax benefit of $53.0 million. On March 9, 2002, President Bush signed the Job Creation and Worker Assistance Act of 2002 (the “Act”). This new act, among other provisions, provides for an expansion of the carryback of net operating losses (“NOLs”) from two years to five years for NOLs arising in 2001 and 2002. The Company was able to carryback its loss recorded during 2001 to the 1996 through 1998 tax years when it paid an alternative minimum tax. This carryback allowed the Company to recover the entire amount of alternative minimum taxes paid during those prior taxable years. During the first quarter of 2002, the Company received a refund of $53.2 million.

NOTE 7—SEGMENT INFORMATION

	March 31, 2002			March 31, 2001
	Steel	All Other	Total	Steel	All Other	Total
	Dollars in millions
Three months ended:
Revenues from external customers	$598.8	$5.2	$604.0	$585.5	$3.9	$589.4
Intersegment revenues	110.1	38.2	148.3	124.4	590.3	714.7
Segment income (loss) from operations	(39.9)	(44.5)	(84.4)	(41.2)	(44.3)	(85.5)
Segment assets	1,393.0	836.1	2,229.1	1,664.0	820.1	2,484.1

Included in the “All Other” intersegment revenues is $553.4 million in 2001 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.

NOTE 8—LIABILITIES SUBJECT TO COMPROMISE

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Court action, further developments with respect to disputed claims, or other events. Additional claims may arise resulting from rejection of additional executory contracts or unexpired leases by the Company. Under an approved final plan of reorganization, these claims may be settled at amounts substantially less than their allowed amounts.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recorded liabilities subject to compromise under the Chapter 11 proceedings as of March 31, 2002 consisted of the following:

Accounts payable	$189.5
Short-term borrowings	100.0
Salaries, wages, benefits and related taxes	89.8
Pension liabilities	183.5
Minimum pension liabilities	502.3
Property taxes	46.4
Income taxes	6.7
Other accrued liabilities	62.9
Long-term obligations	611.3
Postretirement benefits other than pensions	464.9
Other long-term liabilities	93.8

$2,351.1

NOTE 9—ENVIRONMENTAL AND LEGAL PROCEEDINGS

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable reserves or insurance coverages, could have a material adverse effect on the

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company’s financial condition. The Company has recorded an aggregate environmental liability of approximately $17.6 million at March 31, 2002 and December 31, 2001.

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

NOTE 10—OTHER COMMITMENTS AND CONTINGENCIES

In the fourth quarter of 2001, Bethlehem Steel Corporation (Bethlehem) filed for Chapter 11 protection under U.S. bankruptcy laws. The Company has a 50% interest in a joint venture coating facility with Bethlehem and a 13% interest in a joint venture family health care facility with Bethlehem and another steel company. The Company is uncertain what effect, if any, the Bethlehem bankruptcy will have on its future earnings and financial position.

The Company is jointly liable with LTV Steel Company, Inc. (“LTV”) for environmental clean-up costs related to the closed Donner Hanna Coke plant. In the fourth quarter of 2001, LTV announced their intentions to initiate an orderly liquidation in accordance with U.S. bankruptcy laws. The Company is uncertain what effect, if any, the LTV liquidation will have on its future earnings and financial position.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the first quarter 2002 consolidated financial statements and selected notes and the 2001 Form 10-K for a full understanding of our financial condition and results of operations.

Chapter 11 Proceedings

On March 6, 2002, National Steel Corporation and forty-one of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”). The case was assigned to the Hon. John H. Squires and is being jointly administered under case number 02-08699. We continue to manage our properties and operate our businesses under Sections 1107 and 1108 of the Code as a debtor-in-possession. Due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our businesses or the recovery by our creditors and equity holders.

The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we are unable to continue as a going concern. As a result of our Chapter 11 filings, however, such matters are subject to significant uncertainty. Continuing on a going concern basis is dependent upon, among other things, our formulation of an acceptable plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet our obligations.

We are pursuing various strategic alternatives including, among other things, possible consolidation opportunities, a stand-alone plan of reorganization and liquidation of part or all of our assets. Such alternatives are in an early state and have not been implemented, nor can there be any assurance that any such alternative will be implemented. After further consideration of such alternatives and negotiations with various parties in interest, we expect to present a Chapter 11 plan, which will likely cause a material change to the carrying amount of assets and liabilities in the financial statements. The accompanying consolidated interim financial statements do not reflect (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the effect of any changes to our capital structure or in our business operations as the result of an approved plan of reorganization, or (d) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Court.

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings. Those proceedings will involve, or result in, various restrictions on our activities, limitations on financing, the need to obtain Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business.

Results of Operations – Three Months Ended March 31, 2002 and 2001

Net Sales

Net sales for the first quarter of 2002 increased $14.6 million, or 2%, compared to the first quarter of 2001. The increase resulted from a $14 per ton, or 4%, increase in our average selling price due to steadily improving market prices and a shipment mix change from lower priced hot rolled products to value-added coated products. Value-added cold-rolled and coated products approximated 58% of our prime steel shipments representing a 5% improvement over the prior year period. Partially offsetting the average selling price impact was a decrease in shipments of 19,000 tons, or 1%.

Loss from Operations before Reorganization Items

We reported an operating loss before reorganization items of $84.4 million for the first quarter of 2002, an improvement of $1.1 million compared to the corresponding 2001 period. Our results improved in the current year despite the recognition of a net unusual credit of $26.0 million related to the sale of a natural gas derivative contract offset slightly by certain expenses relating to a Staff Retirement Incentive Program for Salaried Non-Represented Employees in the first quarter of 2001. Excluding the effect of these one-time unusual impacts, our operating results improved $27.1 million, or 24%. Several factors contributed to our improved operating performance:

•	Natural gas costs were lower than the prior year by $10.4 million mainly due to the abnormally high prices in the prior year. In addition, electricity prices were lower by $2.7 million.

•	Improved yields and material usage at our primary and finishing units favorably impacted our results by $5.2 million.

•	Overall spending reductions of $19.9 million primarily as a result of improved manpower utilization and lower repair and maintenance charges.

Partially offsetting these improvements was an unfavorable effect of $6.6 million due to the underabsorption of fixed costs related to reduced production levels and $4.5 million due to higher bad debt expense.

Reorganization Items

Reorganization items are comprised of items of income, expense and loss that were realized or incurred by us as a direct result of our decision to reorganize under Chapter 11 of the Bankruptcy Code. Such items for the first quarter of 2002 consisted of the following:

Professional and other fees	$2.9
Write-down of deferred financing costs	2.3
Provision for rejected derivative contract	1.3
Other	0.7

$7.2

Income Taxes

In the first quarter of 2002, we recorded an income tax benefit of $53.0 million. On March 9, 2002, President Bush signed the Job Creation and Worker Assistance Act of 2002 (the “Act”). This new act, among other provisions, provides for an expansion of the carryback of net operating losses (“NOLs”) from two years to five years for NOLs arising in 2001 and 2002. We were able to carryback our loss recorded during 2001 to the 1996 through 1998 tax years when we paid an alternative minimum tax. This carryback allowed us to recover the entire amount of alternative minimum taxes paid during those prior taxable years. During the first quarter of 2002, we received a refund of $53.2 million.

In the first quarter of 2001, we recorded non-cash tax expense of $25.1 million despite reporting a pre-tax loss. Our effective rate for the first quarter of 2001 was negative 25% due to an increase in our valuation allowance.

Change in Accounting Principle

Effective January 1, 2001, we changed our method of accounting for investment gains and losses on pension assets used in the calculation of net periodic pension cost. The cumulative effect of this change on prior periods was a credit of $17.2 million.

Discussion of Liquidity and Sources of Capital

Overview

Our liquidity needs generally arise from working capital requirements, capital investments, principal and interest payments on our indebtedness, and retiree health care funding requirements. We have satisfied these liquidity needs with funds provided by borrowings, the sale of non-core assets and cash provided by operations. Additionally, during 2002 we received $53.2 million in federal tax refunds.

In conjunction with our Chapter 11 Filing, we obtained Court approval of a $450 million Secured Super Priority Debtor in Possession Credit Agreement (the “DIP Facility”) with our existing senior secured bank group. As part of the DIP Facility, all cash received by us or any of our subsidiaries is applied to outstanding claims under our previously existing Credit Agreement and after all such claims have been paid, to outstanding obligations under the DIP Facility. Proceeds of loans under the DIP will be used solely to pay certain pre-petition claims approved by the Court, for post-petition operating expenses incurred in the ordinary course of business and certain other costs and expenses of administration of the cases as will be specified and as approved by the Court.

Availability under the DIP Facility is subject to a borrowing base calculated by applying advance rates to eligible accounts receivable and eligible inventory. Availability under the DIP Facility will be subject to: (i) certain eligibility reserves and availability reserves, (ii) a reserve for certain professional and bankruptcy court expenses related to our Chapter 11 cases and (iii) a liquidity reserve of $35 million. Outstanding pre-petition claims under the previously existing Credit Agreement also reduce availability.

All amounts owing by us under the DIP Facility at all times will constitute allowed super-priority administrative expense claims in our Chapter 11 cases, generally having priority over all our administrative expenses. In addition, all amounts owing by us under the DIP Facility will be secured by valid and perfected security interests in, and liens on substantially all of our assets.

On March 31, 2001, cash borrowings under our DIP Facility were $74.4 million with an annual interest rate of 7.3% and $90.4 million under our previously existing credit agreement with an annual interest rate 7.3%.

Total liquidity, which includes cash balances plus available borrowing capacity under the DIP Facility, net of reserves, was $187 million at March 31, 2002 as compared to $32 million at December 31, 2001 under our previously existing credit facility.

Cash Flows from Operating Activities before Reorganization Items

For the quarter ended March 31, 2002, cash provided by operating activities before reorganization items amounted to $175.6 million, which is primarily attributed to our federal income tax refund, reduced inventory levels and increased accounts payables and other liability accounts. Partially offsetting these positive effects was an increase in our accounts receivables balances.

Cash Flows from Investing Activities

Capital investments for the quarters ended March 31, 2002 and 2001 amounted to $3.8 million and $14.0 million, respectively. The first quarter 2002 spending relates primarily to those projects necessary to maintain our facilities in current operating status.

During March, we settled certain claims in conjunction with a Turnkey Engineering and Construction Contract with NKK Steel Engineering, Inc. (“NKK SE”), a subsidiary of NKK Corporation, our majority shareholder. This settlement resulted in NKK SE paying us $5.3 million for the late startup and for other performance issues. This amount reduced the cost basis of our continuous galvanizing line at our Great Lakes Operations and will result in lower depreciation charges in the future. In addition, we continue to hold a Letter of Credit for $3.1 million pending the resolution of certain legal matters related to a subcontractor.

Cash Flows from Financing Activities

Net cash used in financing activities amounted to $156.1 million during the first quarter of 2002. This results from a net reduction in borrowings under our revolving credit agreements of $148.8 million and scheduled payments on long-term debt prior to our Chapter 11 filing and debt issuance costs related to our new DIP facility.

Forward Looking Information

On March 5, 2002, President Bush imposed temporary tariffs of up to 30 percent on steel imports for three years to provide appropriate relief to those parts of the domestic steel industry that have been most damaged by import surges. Flat rolled steel products, representing the type of products we sell, received the highest import tariff of 30 percent in year one, 24 percent in year two and 18 percent in year three. These tariffs were effective beginning on March 20, 2002.

As we look to the second quarter, we are experiencing an increase in demand for our products and steadily increasing selling prices. We anticipate that our average selling prices will increase approximately 8% to 10% during the second quarter as a result of increased demand, positive impacts from the import tariffs, and an improved product mix of shipments. We expect to see shipment levels decrease during the second quarter to levels approximately 4% to 7% lower than levels reported in the first quarter of 2002. The reduction in shipments is due to planned maintenance outages at our production facilities.

Our liquidity position remains our highest priority. Our goal for the second quarter is to be cash neutral to slightly cash positive. Capital spending will remain at low levels, with a $6 to $10 million spending forecast for the second quarter. We are reviewing our expenditures for additional cost reduction opportunities and expect lower average costs in the second quarter of 2002. Our vendors have responded well to our Chapter 11 filing. Our payment terms have improved and are expected to continue to improve during the second quarter. Our customers have responded well and we believe that we have not lost any significant sales opportunities due to our Chapter 11 filing. We continue to closely monitor our accounts receivable balances with our customers, but it is possible that customers will file for bankruptcy protection or otherwise default in their payment to us which would adversely impact our cash flow and financial condition.

Other Operational and Financial Disclosure Matters

Impact of Recently Issued Accounting Standards

On January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”), which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on a periodic basis. Adoption of SFAS 142 had no effect on our earnings or financial position.

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

9)	changes in industry capacity;

10)	changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation;

11)	worldwide changes in trade, monetary or fiscal policies including changes in interest rates;

12)	changes in the legal and regulatory requirements applicable to us;

13)	the effect of the increased tariffs ordered by the President after the ITC conducted an investigation pursuant to Section 201 of the Trade Act;

14)	the impact of our Chapter 11 bankruptcy filing on our business; and

15)	the effects of extreme weather conditions.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our operations are exposed to continuing fluctuations in commodity prices, foreign currency values and interest rates that can affect the cost of operating, investing and financing. Accordingly, we address a portion of these risks, primarily commodity price risk, through a controlled program of risk management that includes the use of derivative financial instruments. Our objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of a documented corporate risk-management policy. We do not enter into any derivative transactions for speculative purposes. Our market risk has not changed materially from that reported in the 2001 Form 10-K.

PART II.

OTHER INFORMATION

Item 1.     Legal Proceedings

Chapter 11 Bankruptcy Proceedings

This matter was reported in the Company’s 2001 Form 10-K. On March 6, 2002, the Company and forty-one of its wholly owned subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”), for reorganization relief under Chapter 11 of the Bankruptcy Code. The case was assigned to the Hon. John H. Squires of the Court and is being jointly administered under case number 02-08699. The Company and its subsidiaries continue to manage and operate their businesses as debtors and debtors in possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. The Company also obtained Court approval of a new debtor-in-possession credit facility that provides for up to $450 million in financing from the existing senior secured bank group, which combined with other actions, will be used to fund post-petition operating expenses as well as supplier and employee obligations. The Company filed for protection under Chapter 11 in order to obtain the necessary time to stabilize the Company’s finances and to attempt to develop a plan of reorganization that will enable us to return to sustained profitability. Under bankruptcy law, actions by creditors to collect amounts owed by us at the filing date are stayed and other pre-petition contractual obligations may not be enforced against us, without approval by the Court to settle these claims. The Company received approval from the Court to pay certain of its pre-petition claims, including employee wages and certain employee benefits. In addition, the Company has the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. The Company is in the process of preparing and submitting the schedules setting forth all of its assets and liabilities as of the date of the petition as reflected in its accounting records. The amounts of claims filed by creditors could be significantly different from the recorded amounts. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under Chapter 11 protection, the outcome of the proceedings in general, whether it will continue to operate under its current organizational structure, the effect of the proceedings on its businesses or the recovery by its creditors and equity holders.

Trade Litigation

This matter was reported in the Company’s 2001 Form 10-K and relates to several on-going trade litigation proceedings. These proceedings generally originated with petitions filed by the Company and a number of other U.S. steel producers with the Department of Commerce (the “DOC”) and the International Trade Commission (the “ITC”).

Regarding the challenge to the antidumping suspension agreement on hot-rolled carbon steel flat products (“Hot-Rolled Steel”) from Brazil commenced by the Company and other U.S. steel producers in the Court of International Trade in August 1999, on April 2, 2002, the Court granted voluntary dismissal of the case based on the termination of the suspension agreement and the imposition of an antidumping duty order by the DOC. The challenge to the countervailing duty suspension agreement on Hot-Rolled Steel from Brazil commenced by the Company and other U.S. steel producers is still pending before the Court of International Trade. In addition, regarding the challenge by affected foreign steel producers of the DOC’s final subsidization determination with respect to Hot-Rolled Steel from Brazil, on April 19, 2002, the Court of International Trade dismissed that action for lack of subject matter jurisdiction.

Regarding the investigations of cold-rolled carbon steel flat products (“Cold-Rolled Steel”) that were initiated in 2001, on April 29, 2002, the DOC preliminarily determined that Cold-Rolled Steel from Argentina, Australia, Belgium, Brazil, Germany, India, Japan, Korea, the Netherlands, New Zealand, the People’s Republic of China, the Russian Federation, South Africa, Spain, Sweden, Taiwan, Thailand, Turkey, and Venezuela had been dumped.While the DOC also preliminarily determined that Cold-Rolled Steel from France had been dumped, it determined that the ad valorem dumping margin was de minimis. Imports of Cold-Rolled Steel from the affected countries other than France are now subject to bonding requirements, with the amount of security calculated based on the preliminary duty rates. Antidumping duties will be imposed against those imports for which the DOC makes an affirmative final dumping determination and for which the ITC makes an affirmative final injury determination. The final DOC and ITC determinations are expected to be made in the second half of this year.

Donna Hanna Coke Plant

This matter was reported in the Company’s 2001 Form 10-K and relates to (i) the environmental remediation being undertaken by the Company’s wholly owned subsidiary, Hanna Furnace Corporation (“Hanna Furnace”) and LTV Steel Company, Inc. (“LTV”) at the former site of the Donner Hanna Coke Plant, and (ii) certain litigation related to that site. As previously reported, by letter dated December 4, 2001, the New York State Department of Environmental Conservation (“DEC”) forwarded to LTV and Hanna Furnace a revised voluntary cleanup agreement in the form of a Voluntary Order on Consent (the “Consent Order”). The Consent Order would apply to both the former Donner Hanna coke plant and adjacent properties owned solely by LTV. The Consent Order would limit Hanna Furnace’s obligations thereunder to the former Donner Hanna coke plant, but would impose those obligations on a joint and several basis with LTV. LTV has been unable or unwilling to commit to perform the Consent Order work, in light of its plan to liquidate pursuant to its bankruptcy proceeding.

On March 29, 2002, the U.S. District Court for the Southern District of New York granted a motion in the case filed by LTV against the City of Buffalo and the Buffalo Urban Renewal Agency for claims arising from environmental conditions on the formerly-owned properties in the U.S. Bankruptcy Court for the Southern District of New York, withdrawing the case from the U.S. Bankruptcy Court and transferring it to the U.S. District Court for the Western District of New York.

U.S. EPA Administrative Complaint—SPPC Plan Violations

This matter was reported in the Company’s 2001 Form 10-K and Form 10Q for the second quarter of 2001, and involves an Administrative Complaint filed by EPA alleging violations of the Clean Water Act as a result of certain deficiencies in the Company’s Spill Prevention Control and Countermeasures (“SPCC”) Plan for its Zug Island facility in River Rouge, Michigan. By Order dated March 29, 2002, all proceedings were suspended as the parties attempt to negotiate a Consent Agreement and Final Order.

In recent years, the Company has utilized “financial test of self-insurance” mechanisms (“financial test mechanisms”) for satisfying a portion of its environmental financial responsibility obligations associated with operating (i) underground storage tanks (“USTs”) at its Granite City Division, Great Lakes Division, and the National Steel Pellet Company, and (ii) permitted and interim status land-based hazardous waste units at its Midwest Division. Specifically, the Company has utilized a financial test mechanism in the amounts of $1 million per occurrence and $1 million annual aggregate to demonstrate financial responsibility for taking corrective action and for compensating third parties for bodily injury and property damage caused by accidental releases arising from the operation of its USTs. The Company also has utilized a financial test mechanism in the amount of $4 million per occurrence and $8 million annual aggregate, to demonstrate financial responsibility for bodily injury and property damage to third parties caused by sudden and nonsudden accidental occurrences arising from operation of the permitted and interim status land-based hazardous waste units at Midwest Operations.

In light of the information reported in the 2001 year-end financial statements, the Company is not able to utilize the financial test mechanisms in 2002. The Company is actively working toward obtaining alternate financial responsibility mechanisms to satisfy its environmental liability coverage obligations.

Item 6.     Exhibits and Reports on Form 8-K

(a)  See attached Exhibit Index

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K dated January 17, 2002 reporting on Item 5, Other Events and Regulation FD Disclosure.
The Company filed a report on Form 8-K dated February 5, 2002 reporting on Item 5, Other Events and Regulation FD Disclosure.
The Company filed a report on Form 8-K dated March 7, 2002 reporting on Item 5, Other Events and Regulation FD Disclosure.
The Company filed a report on Form 8-K dated March 11, 2002 reporting on Item 5, Other Events and Regulation FD Disclosure.
The Company filed a report on Form 8-K dated March 12, 2002 reporting on Item 5, Other Events and Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL STEEL CORPORATION

By:	/s/ HISASHI TANAKA
Hisashi Tanaka Chairman of the Board and Chief Executive Officer

By:	/s/ KIRK A. SOBECKI
Kirk A. Sobecki Senior Vice President and Chief Financial Officer
Date:     May 15, 2002

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

For the quarterly period ended March 31, 2002

15-A    Independent Accountants’ Review Report

15-B    Acknowledgment Letter on Unaudited Interim Financial Information