Form 10-Q
period 2002-06-30
NATIONAL STEEL CORP
filed 2002-08-14
CIK 70578

2002
Second Quarter

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

The number of shares outstanding of the Registrant’s Common Stock $.01 par value, as of August 1, 2002, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net Sales	$658.1	$673.2	$1,262.1	$1,262.6
Cost of products sold	613.0	682.3	1,224.5	1,306.5
Selling, general and administrative expense	30.1	32.6	66.9	68.0
Depreciation	39.8	42.0	80.5	83.9
Equity income of affiliates	(1.3)	(0.7)	(1.9)	(1.3)
Unusual items (credit)	—	(2.0)	—	(28.0)

Loss from Operations before Reorganization Items	(23.5)	(81.0)	(107.9)	(166.5)
Reorganization items	6.4	—	13.6	—
Other (income) expense:
Interest and other financial income	—	(0.5)	(0.3)	(0.7)
Interest and other financial expense	3.9	16.9	18.8	32.4
Net gain on disposal of non-core assets and other related activities	—	(1.5)	—	(1.5)

	3.9	14.9	18.5	30.2

Loss before Income Taxes and Cumulative Effect of Change in Accounting Principle	(33.8)	(95.9)	(140.0)	(196.7)
Income tax expense (credit)	0.2	14.4	(52.8)	39.5

Loss Before Cumulative Effect of Change in Accounting Principle	(34.0)	(110.3)	(87.2)	(236.2)
Cumulative effect of change in accounting principle	—	—	—	17.2

Net Loss	$(34.0)	$(110.3)	$(87.2)	$(219.0)

Basic and Diluted Earnings Per Share:
Loss before cumulative effect of change in accounting principle	$(0.82)	$(2.67)	$(2.11)	$(5.72)
Cumulative effect of change in accounting principle	—	—	—	0.42

Net loss	$(0.82)	$(2.67)	$(2.11)	$(5.30)

Weighted average shares outstanding (in thousands)	41,288	41,288	41,288	41,288

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED BALANCE SHEETS
(In Millions of Dollars, Except Share Amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$1.1	$1.4
Restricted cash	—	2.4
Receivables—net	251.0	224.2
Inventories	301.6	390.4
Deferred tax assets	3.2	3.2
Other	24.2	15.5

Total current assets	581.1	637.1
Investments in affiliated companies	16.6	16.3
Property, plant and equipment, net	1,306.9	1,385.3
Deferred tax assets	44.5	44.5
Intangible pension asset	126.0	126.0
Other assets	98.6	98.4

	$2,173.7	$2,307.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$109.6	$165.6
Current portion of long-term obligations	—	29.3
Short-term borrowings	—	100.0
Salaries, wages, benefits and related taxes	54.2	119.0
Pension	—	169.8
Income taxes	0.1	6.5
Property taxes	11.7	40.3
Other accrued liabilities	46.6	84.1

Total current liabilities	222.2	714.6
Debtor-in-possession financing	78.1	—
Long-term obligations	—	809.7
Long-term pension liabilities	—	4.7
Minimum pension liabilities	—	502.3
Postretirement benefits other than pensions	22.3	476.1
Other long-term liabilities	13.6	110.9
Liabilities subject to compromise	2,233.3	—
Commitments and contingencies
Stockholders’ deficit
Common Stock—par value $.01:
Class A—authorized 30,000,000 shares, issued and outstanding 22,100,000	0.2	0.2
Class B—authorized 65,000,000 shares; issued 21,188,240; outstanding 19,188,240	0.2	0.2
Additional paid-in-capital	491.8	491.8
Retained deficit	(495.2)	(408.0)
Treasury stock, at cost: 2,000,000 shares	(16.3)	(16.3)
Accumulated other comprehensive loss:
Unrealized loss on derivative instruments	(0.2)	(2.3)
Minimum pension liability	(376.3)	(376.3)

Total stockholders’ deficit	(395.8)	(310.7)

	$2,173.7	$2,307.6

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities
Net loss	$(87.2)	$(219.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	80.5	83.9
Reorganization items	13.6	—
Net gain on disposal of non-core assets	—	(1.5)
Cumulative effect of change in accounting principle	—	(17.2)
Deferred income taxes	—	39.0
Changes in assets and liabilities:
Receivables—trade	(35.2)	11.2
Receivables—allowance	8.3	2.1
Receivables sold	—	15.0
Inventories	88.8	37.6
Accounts payable	124.7	0.2
Pension liability (net of change in intangible pension asset)	18.1	15.9
Postretirement benefits	13.5	16.5
Accrued liabilities	39.5	(9.0)
Other	(10.4)	(10.9)

Net Cash Provided by (Used in) Operating Activities Before Reorganization Items	254.2	(36.2)
Reorganization items (excluding non-cash charges of $7.6 million)	(6.0)	—

Net Cash Provided by (Used in) Operating Activities	248.2	(36.2)
Cash Flows from Investing Activities
Purchases of property and equipment	(8.1)	(31.1)
Net proceeds from settlement	5.3	—
Net proceeds from disposal of non-core assets	—	1.5

Net Cash Used in Investing Activities	(2.8)	(29.6)
Cash Flows from Financing Activities
Debt repayment	(5.0)	(14.5)
Borrowings—net	(235.5)	80.4
Debt issuance costs	(5.2)	—

Net Cash Provided by (Used in) Financing Activities	(245.7)	65.9

Net Increase in Cash and Cash Equivalents	(0.3)	0.1
Cash and cash equivalents at the beginning of the period	1.4	1.6

Cash and cash equivalents at the end of the period	$1.1	$1.7

Supplemental Cash Payment (Receipt) Information
Interest and other financing costs	$14.1	$31.3
Income taxes, net	(53.1)	(17.9)

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In Millions of Dollars, Except Share Amounts)

	Common Stock— Class A	Common Stock— Class B	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2001 (Note 1)	$0.2	$0.2	$491.8	$244.1	$(16.3)	$(2.3)	$717.7
Comprehensive loss:
Net loss				(652.1)			(652.1)
Other comprehensive income (loss):
Minimum pension liability						(374.0)	(374.0)
Cumulative effect of the adoption of SFAS 133						23.8	23.8
Net activity relating to derivative instruments						(26.1)	(26.1)

Comprehensive loss							(1,028.4)

Balance at December 31, 2001 (Note 1)	0.2	0.2	491.8	(408.0)	(16.3)	(378.6)	(310.7)
Comprehensive loss:
Net loss				(87.2)			(87.2)
Other comprehensive income:
Net activity relating to derivative instruments						2.1	2.1

Comprehensive loss							(85.1)

Balance at June 30, 2002 (Unaudited)	$0.2	$0.2	$491.8	$(495.2)	$(16.3)	$(376.5)	$(395.8)

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 (Unaudited)

NOTE 1 — VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

The Company’s financial statements as of June 30, 2002, have been presented in conformity with the AICPA’s Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued November 19, 1990 (“SOP 90-7”). SOP 90-7 requires a segregation of liabilities subject to compromise by the Court as of the filing date and identification of all transactions and events that are directly associated with the reorganization of the Company. Prior year’s comparative balances have not been reclassified to conform to current year balances stated under SOP 90-7. Certain majority owned subsidiaries reported in the Company’s consolidated results were not included in the Chapter 11 filings. Total assets for these entities were $7.8 million as of June 30, 2002 and the net income for the quarter and six-month period ended June 30, 2002 was $5.5 million and $5.4 million, respectively.

In the opinion of management the consolidated financial statements presented herein include all adjustments necessary for the fair presentation on a going concern basis of the results for the periods indicated. All such adjustments made were of a normal recurring nature except for the items discussed in Notes 4 and 6. The financial results presented for the three-month and six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”) contains additional information and should be read in conjunction with this report.

The Company has engaged Ernst & Young LLP to conduct a review of the consolidated financial statements presented herein, in accordance with standards established by the American Institute of Certified Public Accountants. Their review report is included as an exhibit to this Form 10-Q.

Certain amounts in the 2001 financial statements have been reclassified to conform to current presentation.

NOTE 3—INVENTORIES

Inventories are as follows:

Dollars in millions	June 30, 2002	December 31, 2001
Inventories
Finished and semi-finished	$290.7	$339.0
Raw materials and supplies	137.3	176.9

	428.0	515.9
Less LIFO reserve	126.4	125.5

	$301.6	$390.4

NOTE 4—REORGANIZATION ITEMS

Reorganization items are comprised of items of income, expense and loss that were realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. The following summarizes the reorganization charges provided by the Company during the quarter and six-month period ended June 30, 2002:

Dollars in millions	Quarter Ended June 30, 2002	Six Months Ended June 30, 2002
Professional and other fees	$5.2	$8.1
Write-down of deferred financing costs	—	2.3
Provision for rejected derivative contract	—	1.3
Other	1.2	1.9

	$6.4	$13.6

NOTE 5—INTEREST EXPENSE

Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the quarter and six months ended June 30, 2002 was approximately $12.8 million and $16.4 million, respectively.

NOTE 6—INCOME TAXES

In the first quarter of 2002, the Company recorded an income tax benefit of $53.0 million. On March 9, 2002, President Bush signed the Job Creation and Worker Assistance Act of 2002 (the “Act”). The Act, among other provisions, provides for an expansion of the carryback of net operating losses (“NOLs”) from two years to five years for NOLs arising in 2001 and 2002. The Company was able to carryback its loss recorded during 2001 to the 1996 through 1998 tax years when it paid an alternative minimum tax. This carryback allowed the Company to recover the entire amount of alternative minimum taxes paid during those prior taxable years. During the first quarter of 2002, the Company received a refund of $53.2 million.

NOTE 7—SEGMENT INFORMATION

	June 30, 2002			June 30, 2001
Dollars in millions	Steel	All Other	Total	Steel	All Other	Total
Six months ended:
Revenues from external customers	$1,251.8	$10.3	$1,262.1	$1,254.9	$7.7	$1,262.6
Intersegment revenues	227.1	112.2	339.3	257.5	1,291.5	1,549.0
Segment loss from operations before reorganization items	(37.3)	(70.6)	(107.9)	(65.3)	(101.2)	(166.5)
Segment assets	1,354.3	819.4	2,173.7	1,637.3	777.0	2,414.3
Three months ended:
Revenues from external customers	$653.0	$5.1	$658.1	$669.4	$3.8	$673.2
Intersegment revenues	117.0	74.0	191.0	133.1	701.2	834.3
Segment income (loss) from operations before reorganization items	2.6	(26.1)	(23.5)	(24.1)	(56.9)	(81.0)

Included in the “All Other” intersegment revenues is $1,188.4 million in 2001 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.

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

Recorded liabilities subject to compromise under the Chapter 11 proceedings as of June 30, 2002 consisted of the following:

Accounts payable	$184.9
Short-term borrowings	100.0
Salaries, wages, benefits and related taxes	66.3
Pension liabilities	192.6
Minimum pension liabilities	502.3
Property taxes	42.6
Income taxes	6.6
Other accrued liabilities	57.6
Long-term obligations	520.5
Postretirement benefits other than pensions	470.1
Other long-term liabilities	89.8

$2,233.3

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

The Company is jointly liable with LTV for environmental clean-up and other potential costs related to the closed Donner Hanna Coke plant. The Company entered into a consent order pertaining to this site that was filed with the U.S. District Court for the Western District of New York on July 15, 2002. As a result, the Company recorded a $2.0 million charge to income in the second quarter of 2002 to increase its share of the environmental clean-up costs to $4.4 million (See Part II, Item 1 “Legal Proceedings” for further discussion).

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable reserves or insurance coverages, could have a material adverse effect on the Company’s results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company’s financial condition. The Company has recorded an aggregate environmental liability of approximately $18.4 million and $17.6 million at June 30, 2002 and December 31, 2001, respectively, which as of June 30, 2002 are included in the caption “Liabilities Subject to Compromise” on its consolidated balance sheet.

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

In the fourth quarter of 2001, LTV Steel Company, Inc. (“LTV”) announced its intention to initiate an orderly liquidation in accordance with U.S. bankruptcy laws. The Company is uncertain what ongoing effect other than those related to its environmental obligations related to the Donner Hanna Coke Plant (See Note 9), if any, the LTV liquidation will have on its future earnings and financial position.

During the second quarter of 2002, the Company recorded a $6.0 million credit to income through cost of products sold due to adjusting the liability for its pension obligations to the United Mine Workers of America Pension Plan. The Company previously withdrew its coal mining subsidiaries from the United Mine Workers of America Pension Plan. Under the Multiemployer Pension Plan Amendments Act of 1980, a company that withdraws from a multiemployer pension plan covered under Title IV of ERISA is liable to the plan for a portion of the plan’s unfunded vested benefits. The Comptroller of the UMWA Health and Retirement Funds notified the Company that the official withdrawal date from the Plan was August 1997, rather than that previously estimated by the Company, and calculated the withdrawal liability to be $19 thousand. Accordingly, the Company adjusted its reserve to reflect this change in estimate.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This commentary should be read in conjunction with the second quarter 2002 consolidated financial statements and selected notes and the 2001 Form 10-K for a full understanding of our financial condition and results of operations.

Chapter 11 Proceedings

On March 6, 2002, National Steel Corporation and forty-one of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”). The case was assigned to the Hon. John H. Squires and is being jointly administered under case number 02-08699. We continue to manage our properties and operate our businesses under Sections 1107(a) and 1108 of the Code as a debtor-in-possession. Due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our businesses or the recovery by our creditors and equity holders.

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

We are pursuing various strategic alternatives including, among other things, possible consolidation opportunities, a stand-alone plan of reorganization and liquidation of part or all of our assets. Such alternatives are in an early state and have not been implemented, nor can there be any assurance which alternative will be implemented. After further consideration of such alternatives and negotiations with various parties in interest, we expect to present a Chapter 11 plan, which will likely cause a material change to the carrying amount of assets and liabilities in the financial statements. The accompanying consolidated interim financial statements do not reflect (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the effect of any changes to our capital structure or in our business operations as the result of an approved plan of reorganization, or (d) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Court.

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

Results of Operations—Three Months Ended June 30, 2002 and 2001

Net Sales

Net sales for the second quarter of 2002 decreased $15.1 million, or 2.2%, compared to the second quarter of 2001. Shipments were 245,000 tons, or 16%, lower than prior year levels due to reduced production levels in the current year related to the idling of one of our blast furnaces at our Great Lakes facility. Partially offsetting this decrease was an increase in our average selling price of $63 per ton, or 16%. This increase is partially due to steadily increasing market prices resulting from the reduced supply of flat rolled steel products following the recently enacted Section 201 trade tariffs and the temporary idling of steelmaking capacity by some of our competitors. In addition, we experienced a shipment mix change from lower priced hot rolled products to value-added coated products. Value-added cold-rolled and coated products approximated 64% of our prime steel shipments representing an 11 percentage point improvement over the prior year period.

Loss from Operations before Reorganization Items

We reported an operating loss before reorganization items of $23.5 million for the second quarter of 2002, an improvement of $57.5 million compared to the corresponding 2001 period. Several factors contributed to our improved operating performance:

•	The improved value-added mix of products and average selling prices favorably impacted current year results by approximately $28.7 million.

•
Natural gas costs were lower than the prior year by $12.7 million mainly due to the abnormally high prices in the prior year. In addition, electricity prices were lower by $2.7 million. All other raw material prices were $1.5 million lower than the year earlier period.

•
During the second quarter of 2002, we recorded a $6.0 million credit to income due to adjusting the liability for our pension obligations to the United Mine Workers of America Pension Plan. We previously withdrew our coal mining subsidiaries from the United Mine Workers of America Pension Plan. Under the Multiemployer Pension Plan Amendments Act of 1980, a company that withdraws from a multiemployer pension plan covered under Title IV of ERISA is liable to the plan for a portion of the plan’s unfunded vested benefits. The Comptroller of the UMWA Health and Retirement Funds notified us that the official withdrawal date from the Plan was August 1997, rather than that previously estimated by us, and calculated the withdrawal liability to be $19 thousand. Accordingly, we adjusted our reserve to reflect this change in estimate.

•	Overall spending and other charges were $14.2 million lower primarily as a result of improved product claims experience, improved manpower utilization and lower repair and maintenance charges.

•
During the second quarter of 2002, we recorded a $2.0 million charge to income to increase our share of environmental clean-up costs related to the closed Donner Hanna Coke plant to $4.4 million. (See Note 9 to the unaudited financial statements for additional information.)

•
Partially offsetting these improvements was an unfavorable effect of slightly lower yields and higher material usage and the effect of unusual items recorded in the prior year related to the settlement of property tax issues at our Midwest and Great Lakes facilities and the Staff Retirement Incentive Program offered in the prior year. These items resulted in a combined unfavorable effect of $6.3 million as compared to the year earlier period.

Reorganization Items

Reorganization items are comprised of items of income, expense and loss that were realized or incurred by us as a direct result of our decision to reorganize under Chapter 11 of the Bankruptcy Code. Such items for the second quarter of 2002 consisted of the following:

Professional and other fees	$5.2
Other	1.2

$6.4

Income Taxes

In the second quarter of 2002, we recorded a non-cash tax expense of $0.2 million due to certain state tax requirements. After reviewing our future taxable income and tax planning strategies, we determined that no change to our deferred tax asset was necessary. As a result, no additional income tax benefit or expense was recorded related to deferred tax assets.

In the second quarter of 2001, we recorded a non-cash tax expense of $14.4 million utilizing a negative effective tax rate of 15%. After reviewing our future taxable income and tax planning strategies, we determined that the use of a negative effective tax rate was necessary in order to increase our valuation allowance on our deferred tax asset.

Results of Operations—Six Months Ended June 30, 2002 and 2001

Net Sales

Net sales for the first six months of 2002 decreased $0.5 million compared to the first six months of 2001. Net revenue was essentially flat as compared to the prior year despite a reduction in shipments of 264,000 tons, or 9%, due to reduced production levels in the current year related to the idling of one of our blast furnaces at our Great Lakes facility. This volume decrease was almost entirely offset by an increase of $37 per ton, or 9%, in average selling prices. This increase is partially due to steadily increasing market prices resulting from the reduced supply of flat rolled steel products following the recently enacted Section 201 trade tariffs and the temporary idling of steelmaking capacity by some of our competitors. In addition, we experienced a shipment mix change from lower priced hot rolled products to value-added coated products. Value-added cold-rolled and coated products approximated 61% of our prime steel shipments representing an 8 percentage point improvement over the prior year period.

Loss from Operations before Reorganization Items

We reported an operating loss before reorganization items of $107.9 million for the first six months of 2002, an improvement of $58.6 million compared to the corresponding 2001 period. Our results improved in the current year despite the recognition in the prior-year period of a net unusual credit of $28.0 million related to the sale of a natural gas derivative contract and the settlement of property tax issues at our Midwest and Great Lakes facilities offset slightly by certain expenses relating to a Staff Retirement Incentive Program for Salaried Non-Represented Employees. Excluding the effect of these one-time unusual impacts, our operating results improved $86.6 million. Several factors contributed to our improved operating performance:

•	The improved value-added mix of products and average selling prices, partially offset by the lower shipping volumes, favorably impacted current year results by approximately $23.6 million.

•
Natural gas prices were lower than the prior year by $23.1 million mainly due to the abnormally high prices in the prior year. In addition, electricity prices were lower by $5.4 million. All other raw material prices were $2.1 million lower than the year earlier period.

•
During the second quarter of 2002, we recorded a $6.0 million credit to income due to adjusting the liability for our pension obligations to the United Mine Workers of America Pension Plan. We previously withdrew our coal mining subsidiaries from the United Mine Workers of America Pension Plan. Under the Multiemployer Pension Plan Amendments Act of 1980, a company that withdraws from a multiemployer pension plan covered under Title IV of ERISA is liable to the plan for a portion of the plan’s unfunded vested benefits. The Comptroller of the UMWA Health and Retirement Funds notified us that the official withdrawal date from the Plan was August 1997, rather than that previously estimated by us, and calculated the withdrawal liability to be $19 thousand. Accordingly, we adjusted our reserve to reflect this change in estimate.

•
During the second quarter of 2002, we recorded a $2.0 million charge to income to increase our share of environmental clean-up costs related to the closed Donner Hanna Coke plant to $4.4 million. (See Note 9 to the unaudited financial statements for additional information.)

•	Manpower utilization improved from the prior year period favorably impacting current year results by $5.4 million.

•	Overall spending and other charges were $23.0 million lower primarily as a result of improved product claims experience, lower purchases of outside steel products and general reductions in spending.

Reorganization Items

Reorganization items are comprised of items of income, expense and loss that were realized or incurred by us as a direct result of our decision to reorganize under Chapter 11 of the Bankruptcy Code. Such items for the first six months of 2002 consisted of the following:

Professional and other fees	$8.1
Write-down of deferred financing costs	2.3
Provision for rejected derivative contract	1.3
Other	1.9

$13.6

Income Taxes

In the first half of 2002, we recorded an income tax benefit of $52.8 million. On March 9, 2002, President Bush signed the Job Creation and Worker Assistance Act of 2002 (the “Act”). The Act, among other provisions, provides for an expansion of the carryback of net operating losses (“NOLs”) from two years to five years for NOLs arising in 2001 and 2002. We were able to carryback our loss recorded during 2001 to the 1996 through 1998 tax years when we paid an alternative minimum tax. This carryback allowed us to recover the entire amount of alternative minimum taxes paid during those prior taxable years. During the first quarter of 2002, we received a refund of $53.2 million. After reviewing our future taxable income and tax planning strategies, we determined that no change to our deferred tax asset was necessary. As a result, no additional income tax benefit or expense was recorded related to deferred tax assets.

In the first six months of 2001, we recorded a non-cash tax expense of $39.5 million utilizing a negative effective tax rate of 25% in the first quarter and 15% in the second quarter. After reviewing our future taxable income and tax planning strategies, we determined that the use of a negative effective tax rate was necessary in order to increase our valuation allowance on our deferred tax assets.

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

All amounts owed by us under the DIP Facility at all times will constitute allowed super-priority administrative expense claims in our Chapter 11 cases, generally having priority over all our administrative expenses. In addition, all amounts owed by us under the DIP Facility will be secured by valid and perfected security interests in, and liens on substantially all of our assets.

On June 30, 2002, cash borrowings under our DIP Facility were $78.1 million with an annual interest rate of 6.2%.

Total liquidity, which includes cash balances plus available borrowing capacity under the DIP Facility, net of reserves, was $213 million at June 30, 2002 as compared to $32 million at December 31, 2001 under our previously existing credit facility.

Cash Flows from Operating Activities before Reorganization Items

For the six months ended June 30, 2002, cash provided by operating activities before reorganization items amounted to $254.2 million, which is primarily attributed to our federal income tax refund, reduced inventory levels and increased accounts payables and other liability accounts. Partially offsetting these positive effects was an increase in our accounts receivables balances.

Cash Flows from Investing Activities

Capital investments for the six months ended June 30, 2002 and 2001 amounted to $8.1 million and $31.1 million, respectively. The 2002 spending relates primarily to those projects necessary to maintain our facilities in current operating status.

During the first quarter of 2002, we settled certain claims in conjunction with a Turnkey Engineering and Construction Contract with NKK Steel Engineering, Inc. (“NKK SE”), a subsidiary of NKK Corporation, our majority shareholder. This settlement resulted in NKK SE paying us $5.3 million for the late startup and for other performance issues. This amount reduced the cost basis of our continuous galvanizing line at our Great Lakes Operations and will result in lower depreciation charges in the future.

Cash Flows from Financing Activities

Net cash used in financing activities amounted to $245.7 million during the second quarter of 2002. This results from a net reduction in borrowings under our revolving credit agreements of $235.5 million, scheduled payments on long-term debt prior to our bankruptcy filing and debt issuance costs related to our new DIP facility.

Forward Looking Information

As we look to the third quarter, we anticipate continued strong demand for our products and higher selling prices. We anticipate that our average selling prices will increase approximately 2% to 5% during the third quarter as a result of increased demand and positive impacts from import tariffs. We expect to see shipment levels increase during the third quarter to levels approximately 2% to 4% higher than levels reported in the second quarter of 2002.

Our liquidity position remains our highest priority. We expect to be cash neutral for the third quarter. However, total liquidity is expected to increase as availability under the DIP Facility will increase. Capital spending will remain at low levels, with a $12 to $15 million spending forecast for the third quarter. Our vendors have responded well to our Chapter 11 filing. Our payment terms have improved and are expected to continue to improve during the third quarter. Additionally, our customers have responded well and we believe that we have not lost any significant sales opportunities due to our Chapter 11 filing. We continue to closely monitor our accounts receivable balances with our customers, but it is possible that customers will file for bankruptcy protection or otherwise default in their payment to us which would adversely impact our cash flow and financial condition.

Other Operational and Financial Disclosure Matters

Sale of Interest in DNN Galvanizing Limited Partnership

On August 13, 2002, the Court approved our motion to sell our 10% ownership interest in DNN Galvanizing Limited Partnership (“DNN”) to an affiliate of NKK, our majority shareholder and will receive gross proceeds of approximately $4.3 million in the third quarter. Pursuant to our DNN Agreements, our voluntary filing of Chapter 11 was treated as a default. In connection with this transaction, we entered into agreements with affiliates of NKK and Dofasco whereby we obtain the right to process material at DNN during the next 16 months. Over that period we will be reducing the tons processed at DNN and move the material to our own galvanizing lines. We anticipate no disruption to our customers in supply, delivery or quality as a result of this transition.

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, Recession of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”), which will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sales-leaseback. We have not yet determined the effect, if any, that adopting SFAS 145 will have on our future earnings or financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which changes financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized as incurred rather than at the date a company commits to an exit plan as currently required. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

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

9)	changes in industry capacity;

10)	changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation;

11)	worldwide changes in trade, monetary or fiscal policies including changes in interest rates;

12)	changes in the legal and regulatory requirements applicable to us;

13)	the effect of trade litigation and proceedings, including tariffs imposed pursuant to Section 201 of the Trade Act of 1974;

14)	the impact of our Chapter 11 bankruptcy filing on our business; and

15)	the effects of extreme weather conditions.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Chapter 11 Bankruptcy Proceedings

This matter was reported in the Company’s 2001 Form 10-K and Form 10-Q for the First Quarter of 2002. On March 6, 2002, the Company and forty-one of its wholly owned subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”), for reorganization relief under Chapter 11 of the Bankruptcy Code. The case was assigned to the Hon. John H. Squires of the Court and is being jointly administered under case number 02-08699. The Company and its subsidiaries continue to manage and operate their businesses as debtors and debtors in possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. The Company also obtained Court approval of a new debtor-in-possession credit facility that provides for up to $450 million in financing from the existing senior secured bank group, which combined with other actions, will be used to fund post-petition operating expenses as well as supplier and employee obligations. The Company filed for protection under Chapter 11 in order to obtain the necessary time to stabilize the Company’s finances and to attempt to develop a plan of reorganization that will enable us to return to sustained profitability. Under bankruptcy law, actions by creditors to collect amounts owed by the Company at the filing date are stayed and other pre-petition contractual obligations may not be enforced against it, without approval by the Court to settle these claims. The Company received approval from the Court to pay certain of its pre-petition claims, including employee wages and certain employee benefits. In addition, the Company has the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. The Company has submitted the schedules setting forth all of its assets and liabilities as of the date of the petition as reflected in its accounting records. The amounts of claims filed by creditors could be significantly different from the recorded amounts. The last date for filing claims by creditors other than governmental units is August 15, 2002 and for governmental units is September 6, 2002. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under Chapter 11 protection, the outcome of the proceedings in general, whether it will continue to operate under its current organizational structure, the effect of the proceedings on its businesses or the recovery by its creditors and equity holders. The exclusive period within which only the debtor can file a plan of reorganization continues through November 5, 2002 and is subject to extension by the Court after notice and an opportunity for a hearing.

Trade Litigation

This matter was reported in the Company’s 2001 Form 10-K and Form 10-Q for the first quarter of 2002 and relates to several on-going trade litigation proceedings. These proceedings generally originated with petitions filed by the Company and a number of other U.S. steel producers with the Department of Commerce (the “DOC”) and the International Trade Commission (the “ITC”).

Regarding the investigations of cold-rolled carbon steel flat products (“Cold-Rolled Steel”) that were initiated in 2001, on July 10, 2002, the DOC made final determinations that Cold-Rolled Steel from Australia, India, Japan, Sweden, and Thailand had been dumped. The final ITC determinations in those investigations are scheduled to be made in August 2002. The final DOC determinations in the other antidumping and countervailing duty investigations of Cold-Rolled Steel are expected to be made in September 2002, with the final ITC determinations in those investigations being made thereafter. Antidumping or countervailing duties will be imposed against those imports for which the DOC makes an affirmative final dumping or countervailing duty determination and for which the ITC makes an affirmative final injury determination.

Regarding the five-year review of the antidumping duty order on corrosion-resistant carbon steel flat products from Japan, on April 4, 2002, the Japanese government requested the establishment of a dispute settlement panel to review the DOC and ITC determinations pursuant to the dispute settlement mechanism of the World Trade Organization (“WTO”). A panel was appointed by the WTO on July 17, 2002 and is scheduled to issue its report publicly on April 25, 2003.

Regarding the relief ordered by the President on steel imports pursuant to Section 201 of the Trade Act of 1974, numerous parties have requested exclusions of products from the relief, which, if granted in significant numbers, could weaken the effectiveness of the relief. The Company is participating in all phases of the proceedings before the United States Trade Representative and the DOC in which parties are requesting such exclusions and remains active in opposing unjustified requests. Proceedings for the consideration of exclusion requests will be conducted in each year in which the relief remains in effect. Additionally, the governments of the European Communities, Japan, Korea, the People’s Republic of China, Switzerland, Norway, New Zealand, and Brazil have all requested the establishment of a dispute settlement panel to review the relief ordered by the President pursuant to the WTO’s dispute settlement mechanism. On July 25, 2002, the WTO appointed a single panel to rule on all of these challenges to the relief. Furthermore, one foreign steel producer has commenced a challenge against the relief ordered by the President with respect to tin-mill products in the U.S. Court of International Trade.

Donner Hanna Coke Plant

This matter was reported in the Company’s 2001 Form 10-K and Form 10-Q for the First Quarter of 2002 and relates to (i) the environmental remediation being undertaken by the Company’s wholly owned subsidiary, The Hanna Furnace Corporation (“Hanna Furnace”) and LTV Steel Company, Inc. (“LTV”) at the former site of the Donner Hanna Coke Plant, and (ii) certain litigation related to that site.

Regarding the litigation in the U.S. District Court for the Western District of New York filed by LTV and Hanna Furnace against the City of Buffalo (“City”) and the Buffalo Urban Renewal Agency (“BURA”), on May 9, 2002, the Court partially granted Hanna Furnace’s and LTV’s motions for a stay pursuant to the Bankruptcy Code of the counterclaims of the City and BURA, but permitted certain City and BURA counterclaims for injunctive relief to abate environmental conditions to proceed to trial.

On July 15, 2002, LTV, Hanna Furnace, the City, and BURA entered into a Consent Order that was lodged with the U.S. District Court for the Western District of New York. The primary terms of the Consent Order are as follows:

1.
Hanna Furnace and LTV will transfer the former Donner Hanna Coke plant and other specified properties owned by LTV (collectively the “Properties”) to Steelfields LLC (“Steelfields”), an independent third-party developer.

2.
Hanna Furnace and LTV will place $16.5 million in an escrow account, to be drawn from for remediation of the Properties by Steelfields. Of the amount placed in escrow, Hanna Furnace will pay $7.7 million, a portion of which is expected to be reimbursed by its insurers under an environmental insurance litigation settlement agreement. LTV will pay $2.2 million cash and assign the rights to $6.6 million of its insurance settlement into the escrow, for a total of $8.8 million.

3.
Steelfields will remediate the Properties pursuant to a voluntary cleanup agreement with the New York State Department of Environmental Conservation (“DEC”) and an approved workplan. If Steelfields defaults in its obligations, the balance of the escrow will go to DEC to complete the work.

4.
The City and BURA discharge Hanna Furnace (as well as its parents and affiliates) and LTV from all liabilities at the Properties and adjacent residential properties, and the parties dismiss with prejudice all claims and counterclaims in the Western District of New York case.

There are a number of conditions precedent to the Consent Order, including approval by the bankruptcy courts for the Company and LTV bankruptcy cases and negotiation and execution of the collateral documents. All actions contemplated by the Consent Order are to be completed by August 31, 2002. The parties are to report back to the Court on September 3, 2002, and if the actions have not been completed, proceed with a hearing on September 16, 2002 regarding the City’s and BURA’s counterclaims for injunctive relief to abate environmental conditions on and around the Properties.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As a result of its Chapter 11 filing, the Company has not made principal or interest payments on substantially all secured and unsecured indebtedness incurred prior to March 6, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See attached Exhibit Index

(b) Reports on Form 8-K

The Company filed a report on Form 8-K dated April 4, 2002 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

The Company filed a report on Form 8-K dated May 9, 2002 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

The Company filed a report on Form 8-K dated May 24, 2002 reporting on Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

The Company filed a report on Form 8-K dated June 25, 2002 reporting on Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

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
Kirk A. Sobecki Senior Vice President and Chief Financial Officer

Date: August 14, 2002

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

For the quarterly period ended June 30, 2002

10-A	Employee Retention and Severance Program

15-A	Independent Accountants’ Review Report

15-B	Acknowledgment Letter on Unaudited Interim Financial Information

99	Certification of Chief Executive Officer and Chief Financial Officer