Form 10-Q
period 2002-09-30
NATIONAL STEEL CORP
filed 2002-11-14
CIK 70578

                2002
Third Quarter

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past  90 days.    Yes    X          No

The number of shares outstanding of the Registrant’s Common Stock $.01 par value, as of November 1, 2002, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes                No    X

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations—
	Three and Nine Months Ended September 30, 2002 and 2001	3

	Consolidated Balance Sheets—
	September 30, 2002 and December 31, 2001	4

	Consolidated Statements of Cash Flows—
	Nine Months Ended September 30, 2002 and 2001	5

	Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
	Nine Months Ended September 30, 2002 and
	Year Ended December 31, 2001	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 3.	Defaults Upon Senior Securities	23

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		25

Certifications		26

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Sales	$694.2	$637.0	$1,956.3	$1,899.6
Cost of products sold	619.4	670.3	1,843.9	1,976.8
Selling, general and administrative expense	26.9	30.6	93.8	98.6
Depreciation	40.4	42.2	120.9	126.1
Equity income of affiliates	(0.7)	(1.0)	(2.6)	(2.3)
Unusual items (credit)	—	10.9	—	(17.1)

Income (Loss) from Operations before Reorganization Items	8.2	(116.0)	(99.7)	(282.5)
Reorganization items	4.5	—	18.1	—
Other (income) expense:
Interest and other financial income	(0.3)	(0.3)	(0.6)	(1.1)
Interest and other financial expense	3.5	16.3	22.3	48.8
Net gain on disposal of assets and other related activities	(3.2)	(0.9)	(3.2)	(2.4)

	—	15.1	18.5	45.3

Income (Loss) before Income Taxes, Extraordinary Item and Cumulative Effect of Change in Accounting Principle	3.7	(131.1)	(136.3)	(327.8)
Income tax expense (credit)	0.2	19.7	(52.6)	59.2

Income (Loss) Before Extraordinary Item And Cumulative Effect of Change in Accounting Principle	3.5	(150.8)	(83.7)	(387.0)
Extraordinary item	—	(2.0)	—	(2.0)
Cumulative effect of change in accounting principle	—	—	—	17.2

Net Income (Loss)	$3.5	$(152.8)	$(83.7)	$(371.8)

Basic and Diluted Earnings Per Share:
Income (loss) before cumulative effect of change in accounting principle	$0.08	$(3.65)	$(2.03)	$(9.37)
Extraordinary item	—	(0.05)	—	(0.05)
Cumulative effect of change in accounting principle	—	—	—	0.42

Net income (loss)	$0.08	$(3.70)	$(2.03)	$(9.00)

Weighted average shares outstanding (in thousands)	41,288	41,288	41,288	41,288

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED BALANCE SHEETS
(In Millions of Dollars, Except Share Amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Note 2)
ASSETS

Current assets
Cash and cash equivalents	$14.8	$1.4
Restricted cash	—	2.4
Receivables—net	255.4	224.2
Inventories	337.7	390.4
Deferred tax assets	3.2	3.2
Other	33.8	15.5

Total current assets	644.9	637.1
Investments in affiliated companies	13.2	16.3
Property, plant and equipment, net	1,272.5	1,385.3
Deferred tax assets	44.5	44.5
Intangible pension asset	126.0	126.0
Other assets	98.0	98.4

	$2,199.1	$2,307.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$112.3	$165.6
Current portion of long-term obligations	—	29.3
Short-term borrowings	—	100.0
Salaries, wages, benefits and related taxes	69.5	119.0
Pension	—	169.8
Income taxes	0.1	6.5
Property taxes	17.3	40.3
Other accrued liabilities	54.3	84.1

Total current liabilities	253.5	714.6

Debtor-in-possession financing	96.7	—
Long-term obligations	—	809.7
Long-term pension liabilities	—	4.7
Minimum pension liabilities	—	502.3
Postretirement benefits other than pensions	22.4	476.1
Other long-term liabilities	13.3	110.9

Liabilities subject to compromise	2,205.4	—

Commitments and contingencies

Stockholders’ deficit
Common Stock—par value $.01:
Class A—authorized 30,000,000 shares, issued and outstanding 22,100,000	0.2	0.2
Class B—authorized 65,000,000 shares; issued 21,188,240; outstanding 19,188,240	0.2	0.2
Additional paid-in-capital	491.8	491.8
Retained deficit	(491.7)	(408.0)
Treasury stock, at cost: 2,000,000 shares	(16.3)	(16.3)
Accumulated other comprehensive loss:
Unrealized loss on derivative instruments	(0.1)	(2.3)
Minimum pension liability	(376.3)	(376.3)

Total stockholders’ deficit	(392.2)	(310.7)

	$2,199.1	$2,307.6

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities
Net loss	$(83.7)	$(371.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	120.9	126.1
Reorganization items	18.1	—
Unusual item	—	10.9
Extraordinary item	—	2.0
Net gain on disposal of assets	(3.2)	(2.4)
Cumulative effect of change in accounting principle	—	(17.2)
Deferred income taxes	—	58.6
Changes in assets and liabilities:
Receivables—trade	(39.8)	12.1
Receivables—allowance	8.6	(0.3)
Receivables sold	—	(95.0)
Inventories	52.8	46.0
Accounts payable	108.7	(8.5)
Pension liability (net of change in intangible pension asset)	29.3	23.8
Postretirement benefits	19.8	23.7
Accrued liabilities	48.8	(7.4)
Other	(20.9)	(20.8)

Net Cash Provided by (Used in) Operating Activities Before Reorganization Items	259.4	(220.2)

Reorganization items (excluding non-cash charges of $6.9 million)	(11.2)	—

Net Cash Provided by (Used in) Operating Activities	248.2	(220.2)

Cash Flows from Investing Activities
Purchases of property and equipment	(14.1)	(40.9)
Net proceeds from settlement	5.3	—
Net proceeds from disposal of assets	7.0	1.9

Net Cash Used in Investing Activities	(1.8)	(39.0)

Cash Flows from Financing Activities
Debt repayment	(10.5)	(22.9)
Credit Facility Borrowings (Repayments)—net	(216.9)	282.2
Debt issuance costs	(5.6)	—

Net Cash Provided by (Used in) Financing Activities	(233.0)	259.3

Net Increase in Cash and Cash Equivalents	13.4	0.1
Cash and cash equivalents at the beginning of the period	1.4	1.6

Cash and cash equivalents at the end of the period	$14.8	$1.7

Supplemental Cash Payment (Receipt) Information
Interest and other financing costs	$16.0	$55.6
Income taxes, net	(53.4)	(17.7)

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Millions of Dollars, Except Share Amounts)

	Common Stock— Class A	Common Stock— Class B	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2001	$0.2	$0.2	$491.8	$244.1	$(16.3)	$(2.3)	$717.7
Comprehensive loss:
Net loss				(652.1)			(652.1)
Other comprehensive income (loss):
Minimum pension liability						(374.0)	(374.0)
Cumulative effect of the adoption of SFAS 133						23.8	23.8
Net activity relating to derivative instruments						(26.1)	(26.1)

Comprehensive loss							(1,028.4)

Balance at December 31, 2001	0.2	0.2	491.8	(408.0)	(16.3)	(378.6)	(310.7)

Comprehensive loss:
Net loss				(83.7)			(83.7)
Other comprehensive income:
Net activity relating to derivative instruments						2.2	2.2

Comprehensive loss							(81.5)

Balance at September 30, 2002 (Unaudited)	$0.2	$0.2	$491.8	$(491.7)	$(16.3)	$(376.4)	$(392.2)

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE 1—VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On March 6, 2002, National Steel Corporation and forty-one of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”). Certain majority owned subsidiaries of National Steel Corporation have been excluded from the Chapter 11 filings. The case was assigned to the Hon. John H. Squires and is being jointly administered under case number 02-08699. National Steel Corporation and its majority owned subsidiaries (the “Company”) also obtained Court approval of a $450 million Secured Super Priority Debtor In Possession Credit Agreement (“DIP Facility”) with the existing senior secured bank group which combined with other actions is being used to fund post-petition operating expenses as well as supplier and employee obligations. The Company filed for protection under Chapter 11 in order to obtain the necessary time to stabilize its finances and to attempt to develop a plan of reorganization that will enable it to return to sustained profitability.

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

NOTE 2—BASIS OF PRESENTATION

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

The Company’s financial statements as of September 30, 2002, have been presented in conformity with the AICPA’s Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued November 19, 1990 (“SOP 90-7”). SOP 90-7 requires a segregation of liabilities subject to compromise by the Court as of the filing date and identification of all transactions and events that are directly associated with the reorganization of the Company. Prior year’s comparative balances have not been reclassified to conform to current year balances stated under SOP 90-7. Certain majority owned subsidiaries reported in the Company’s consolidated results were not included in the Chapter 11 filings. Total assets for these entities were $7.1 million as of September 30, 2002 and the net loss for the quarter and net income for the nine-month period ended September 30, 2002 was $0.5 million and $4.9 million, respectively.

In the opinion of management the consolidated financial statements presented herein include all adjustments necessary for the fair presentation on a going concern basis of the results for the periods indicated. All such adjustments made were of a normal recurring nature except for the items discussed in Notes 4, 5, 6 and 10. The financial results presented for the three-month and nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”) contains additional information and should be read in conjunction with this report.

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

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, Recession of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”), which will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sales-leaseback. The Company has not yet determined the effect, if any, that adopting SFAS 145 will have on the Company’s future earnings or financial position.

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

NOTE 3—INVENTORIES

Inventories are as follows:

Dollars in millions	September 30, 2002	December 31, 2001
Inventories
Finished and semi-finished	$308.8	$339.0
Raw materials and supplies	154.9	176.9

	463.7	515.9
Less LIFO reserve	126.0	125.5

	$337.7	$390.4

NOTE 4 — REORGANIZATION ITEMS

Reorganization items are comprised of items of income, expense and loss that were realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. The following summarizes the reorganization charges provided by the Company during the quarter and nine-month period ended September 30, 2002:

Dollars in millions	Quarter Ended September 30, 2002	Nine Months Ended September 30, 2002
Professional and other fees	$6.1	$14.2
Write-down of deferred financing costs	—	2.3
Provision for rejected derivative contract	—	1.3
Gain on sale of equity interest in DNN Galvanizing Limited Partnership	(0.3)	(0.3)
Vendor settlement	(2.3)	(2.3)
Other	1.0	2.9

	$4.5	$18.1

During the quarter, the Company settled a $4.0 million outstanding liability subject to compromise with a vendor for $1.7 million. As a result the Company recorded a gain from settlement of $2.3 million. Also, in the third quarter of 2002, the Company sold its 10% equity interest in DNN Galvanizing Limited Partnership (DNN) to an affiliate of NKK Corporation (“NKK”), the majority shareholder of the Company, and received proceeds of $3.8 million resulting in a gain of $0.3 million.

NOTE 5—INTEREST EXPENSE

Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the quarter and nine months ended September 30, 2002 was approximately $12.6 million and $29.0 million, respectively.

NOTE 6—INCOME TAXES

In the first nine months of 2002, the Company recorded an income tax benefit of $52.6 million. On March 9, 2002, President Bush signed the Job Creation and Worker Assistance Act of 2002 (the “Act”). The Act, among other provisions, provides for an expansion of the carryback of net operating losses (“NOLs”) from two years to five years for NOLs arising in 2001 and 2002. The Company was able to carryback its loss recorded during 2001 to the 1996 through 1998 tax years when it paid an alternative minimum tax. This carryback allowed the Company to recover the entire amount of alternative minimum taxes paid during those prior taxable years. During the first quarter of 2002, the Company received a refund of $53.2 million.

NOTE 7—SEGMENT INFORMATION

	September 30, 2002			September 30, 2001
Dollars in millions	Steel	All Other	Total	Steel	All Other	Total
Nine months ended:
Revenues from external customers	$1,941.0	$15.3	$1,956.3	$1,887.0	$12.6	$1,899.6
Intersegment revenues	343.6	186.5	530.1	377.2	1,694.1	2,071.3
Segment income (loss) from operations before reorganization items	11.6	(111.3)	(99.7)	(137.1)	(145.4)	(282.5)
Segment assets	1,384.5	814.6	2,199.1	1,601.1	859.9	2,461.0
Three months ended:
Revenues from external customers	$689.2	$5.0	$694.2	$632.1	$4.9	$637.0
Intersegment revenues	116.5	74.3	190.8	119.7	402.6	522.3
Segment income (loss) from operations before reorganization items	48.9	(40.7)	8.2	(71.8)	(44.2)	(116.0)

Included in the “All Other” intersegment revenues is $1,524.0 million in 2001 of qualified trade receivables sold to National Steel Funding Corporation, a wholly-owned subsidiary.

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

Recorded liabilities subject to compromise under the Chapter 11 proceedings as of September 30, 2002 consisted of the following:

Dollars in millions
Accounts payable	$165.2
Short-term borrowings	100.0
Salaries, wages, benefits and related taxes	50.9
Pension liabilities	203.8
Minimum pension liabilities	502.3
Property taxes	43.7
Income taxes	7.1
Other accrued liabilities	51.6
Long-term obligations	514.9
Postretirement benefits other than pensions	476.3
Other long-term liabilities	89.6

$2,205.4

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

The Company is jointly liable with LTV Steel Company, Inc. (“LTV”) for environmental clean-up and other potential costs related to the closed Donner Hanna Coke plant. The Company entered into a consent order pertaining to this site that was filed with the U.S. District Court for the Western District of New York on July 15, 2002. As a result, the Company recorded a $2.0 million charge in the second quarter of 2002 to increase its share of the environmental clean-up costs to $4.4 million. On October 10, 2002 a Consent Order was entered with the Court and all obligations were paid by the Company. (See Part II, Item 1 “Legal Proceedings” for further discussion).

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

As these matters progress or the Company becomes aware of additional matters, the Company may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable reserves or insurance coverages, could have a material adverse effect on the Company’s results of operations and liquidity for the applicable period, the Company has no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on the Company’s financial condition. The Company has recorded an aggregate environmental liability of approximately $18.4 million and $17.6 million at September 30, 2002 and December 31, 2001, respectively, which as of September 30, 2002 are included in the caption “Liabilities Subject to Compromise” on its consolidated balance sheet.

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

In the fourth quarter of 2001, LTV Steel Company, Inc. (“LTV”) announced its intention to initiate an orderly liquidation in accordance with U.S. bankruptcy laws. The Company is uncertain what ongoing effect other than those related to its environmental obligations related to the Donner Hanna Coke Plant (See Note 9), if any, the LTV liquidation will have on its future earnings and financial position

During the second quarter of 2002, the Company recorded a $6.0 million credit to income through cost of products sold due to reducing the liability for its pension obligations to the United Mine Workers of America Pension Plan. The Company previously withdrew its coal mining subsidiaries from the United Mine Workers of America Pension Plan. Under the Multiemployer Pension Plan Amendments Act of 1980, a company that withdraws from a multiemployer pension plan covered under Title IV of ERISA is liable to the plan for a portion of the plan’s unfunded vested benefits. The Comptroller of the UMWA Health and Retirement Funds notified the Company that the official withdrawal date from the Plan was August 1997, rather than that previously estimated by the Company, and calculated the withdrawal liability to be $19 thousand. Accordingly, the Company reduced its reserve to reflect this change in estimate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                 OPERATIONS

This commentary should be read in conjunction with the third quarter 2002 consolidated financial statements and selected notes and the 2001 Form 10-K for a full understanding of our financial condition and results of operations.

Chapter 11 Proceedings

On March 6, 2002, National Steel Corporation (the “Company”) and forty-one of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”). Certain majority owned subsidiaries of the Company have been excluded from the Chapter 11 filings. The case was assigned to the Hon. John H. Squires and is being jointly administered under case number 02-08699. We continue to manage our properties and operate our businesses under Sections 1107(a) and 1108 of the Code as a debtor-in-possession. Due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our businesses or the recovery by our creditors and equity holders.

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

Results of Operations—Three Months Ended September 30, 2002 and 2001

Net Sales

Net sales for the third quarter of 2002 increased $57.2 million, or 9.0%, compared to the third quarter of 2001. Our average selling price increased $93 per ton, or 23.4%. This increase is due to steadily increasing market prices and an improved mix of product sales. Market prices increased due to the reduced supply of flat rolled steel products following the recently enacted Section 201 trade tariffs and the temporary idling of steelmaking capacity by some of our competitors. Our shipment mix changed from lower priced hot rolled products to higher priced value-added coated products. Value-added cold-rolled and coated products approximated 63% of our prime steel shipments representing an 11 percentage point improvement over the prior year period. In addition, our shipment mix has shifted to the more stable automotive market from the more volatile sheet market. Partially offsetting the increase due to price were lower shipments. Shipments were 184,000 tons, or 12.2%, lower than prior year levels due to reduced production levels in the current year related to the idling of one of our blast furnaces at our Great Lakes facility.

Income from Operations before Reorganization Items

We reported operating income before reorganization items of $8.2 million for the third quarter of 2002, an improvement of $124.2 million compared to the corresponding 2001 period. Several factors contributed to our improved operating performance:

•	The improved margins, primarily as a result of the improved value-added mix of products and average selling prices, favorably impacted current year results by approximately $81.3 million.

•
Natural gas costs were lower than the prior year by $10.3 million mainly due to the abnormally high prices in the prior year. In addition, electricity prices were lower by $4.3 million. All other raw material prices were $7.1 million lower than the year earlier period.

•	Improved yields and material usage, depreciation, overall spending and other charges were $10.3 million lower than the prior year.

•	The effect of unusual items recorded in the prior year related to write-off of computer system cost produced a favorable effect of $10.9 million.

Reorganization Items

Reorganization items are comprised of items of income, expense and loss that were realized or incurred by us as a direct result of our decision to reorganize under Chapter 11 of the Bankruptcy Code. Such items for the third quarter of 2002 consisted of the following:

Dollars in millions
Professional and other fees	$6.1
Gain on sale of equity interest in DNN Galvanizing Limited Partnership	(0.3)
Vendor settlement	(2.3)
Other	1.0

$4.5

During the quarter, we settled a $4.0 million outstanding liability subject to compromise with a vendor for $1.7 million. As a result we recorded a gain from settlement of $2.3 million. Also in the third quarter of 2002, we sold our 10% interest in DNN Galvanizing Limited Partnership to an affiliate of NKK, our majority shareholder and received gross proceeds of $3.8 million and we recorded a gain of $0.3 million on this transaction.

Gain on Disposal of Assets and Other Related Activities

During the third quarter of 2002, we sold undeveloped land located in Corpus Christi, Texas. We received proceeds and recorded a gain of $3.2 million. In the third quarter of 2001, we sold property and certain assets related to a discontinued pickling operation and recognized a net gain of $0.9 million.

Income Taxes

In the third quarter of 2002, we recorded a non-cash tax expense of $0.2 million due to certain state tax requirements. After reviewing our future taxable income and tax planning strategies, we determined that no change to our deferred tax asset was necessary. As a result, no additional income tax benefit or expense was recorded related to deferred tax assets.

In the third quarter of 2001, we recorded a non-cash tax expense of $19.7 million utilizing a negative effective tax rate of 15%. After reviewing our future taxable income and tax planning strategies, we determined that the use of a negative effective tax rate was necessary in order to increase our valuation allowance on our deferred tax asset.

Extraordinary Item

On September 28, 2001 we closed on a new $450 million credit facility (“Credit Facility”) secured by both accounts receivable and inventory. The Credit Facility replaced our previous $200 million Receivables Purchase Agreement with an expiration date of September 2002 and the $200 million revolving credit facility secured by our inventories (“Inventory Facility”) with an expiration date of November 2004. As a result, we recorded an extraordinary charge of $2.0 million with respect to the write-off of unamortized debt issuance costs in connection with the extinguishment of debt.

Results of Operations—Nine Months Ended September 30, 2002 and 2001

Net Sales

Net sales for the first nine months of 2002 increased $56.7 million compared to the first nine months of 2001. Net revenue increased as compared to the prior year despite a reduction in shipments of 449,000 tons, or 10.0%, due to reduced production levels in the current year related to the idling of one of our blast furnaces at our Great Lakes facility. This volume decrease was entirely offset by an increase of $56 per ton, or 14.0%, in average selling prices resulting from steadily increasing market prices and an improved shipment mix. The reduced supply of flat rolled steel products following the recently enacted Section 201 trade tariffs and the temporary idling of steelmaking capacity by some of our competitors resulted in higher market prices. We also experienced a shipment mix change from lower priced hot rolled products to higher priced value-added coated products. Value-added cold-rolled and coated products approximated 62% of our prime steel shipments representing an 9 percentage point improvement over the prior year period. In addition, shipments to the automotive market increased by 13 percentage points.

Loss from Operations before Reorganization Items

We reported an operating loss before reorganization items of $99.7 million for the first nine months of 2002, an improvement of $182.8 million compared to the corresponding 2001 period. Our results improved in the current year despite the recognition in the prior-year period of a net unusual credit of $17.1 million related to the sale of a natural gas derivative contract and the settlement of property tax issues at our Midwest and Great Lakes facilities, offset slightly by certain expenses relating to a Staff Retirement Incentive Program for Salaried Non-Represented Employees and the write off of computer system costs. Excluding the effect of these one-time unusual impacts, our operating results improved $199.9 million. Several factors contributed to our improved operating performance:

•	The improved value-added mix of products and average selling prices, partially offset by the lower shipping volumes, favorably impacted current year results by approximately $105.2 million.

•
Natural gas prices were lower than the prior year by $34.7 million mainly due to the abnormally high prices in the prior year. In addition, coke and electricity prices were lower by $9.3 million and $8.5 million, respectively. All other raw material prices were $0.2 million lower than the year earlier period.

•
During the second quarter of 2002, we recorded a $6.0 million credit to income due to reducing the liability for our pension obligations to the United Mine Workers of America Pension Plan. We previously withdrew our coal mining subsidiaries from the United Mine Workers of America Pension Plan. Under the Multiemployer Pension Plan Amendments Act of 1980, a company that withdraws from a multiemployer pension plan covered under Title IV of ERISA is liable to the plan for a portion of the plan’s unfunded vested benefits. The Comptroller of the UMWA Health and Retirement Funds notified us that the official withdrawal date from the Plan was August 1997, rather than that previously estimated by us, and calculated the withdrawal liability to be $19 thousand. Accordingly, we reduced our reserve to reflect this change in estimate.

•
Overall spending and other charges were $42.8 million lower primarily as a result of improved product claims experience, lower purchases of outside steel products, lower depreciation and general reductions in spending.

These improvements were partially offset by:

•	Bad debt expense for the current year was $4.8 million higher in comparison to the prior year.

•
During the second quarter of 2002, we recorded a $2.0 million charge to income to increase our share of environmental clean-up costs related to the closed Donner Hanna Coke plant to $4.4 million. (See Note 9 to the unaudited financial statements for additional information.)

Reorganization Items

Reorganization items are comprised of items of income, expense and loss that were realized or incurred by us as a direct result of our decision to reorganize under Chapter 11 of the Bankruptcy Code. Such items for the first nine months of 2002 consisted of the following:

Dollars in millions
Professional and other fees	$14.2
Write-down of deferred financing costs	2.3
Provision for rejected derivative contract	1.3
Gain on sale of equity interest in DNN Galvanizing Limited Partnership	(0.3)
Vendor settlement	(2.3)
Other	2.9

$18.1

During the quarter, we settled a $4.0 million outstanding liability subject to compromise with a vendor for $1.7 million. As a result we recorded a gain from settlement of $2.3 million. Also in the third quarter of 2002, we sold our 10% interest in DNN Galvanizing Limited Partnership to an affiliate of NKK, our majority shareholder and received gross proceeds of $3.8 million, and we recorded a gain of $0.3 million on this transaction.

Gain on Disposal of Assets and Other Related Activities

During the third quarter of 2002, we sold undeveloped land located in Corpus Christi, Texas. We received proceeds and recorded a gain of $3.2 million. In the third quarter of 2001, we sold property and certain assets related to a discontinued pickling operation and in the second quarter of 2001 we sold certain assets related to our Granite City Division building products line and certain trademarks used in that business to one of our customers. The combined net gain that we recognized was $2.4 million.

Income Taxes

In the first nine months of 2002, we recorded an income tax benefit of $52.6 million. On March 9, 2002, President Bush signed the Job Creation and Worker Assistance Act of 2002 (the “Act”). The Act, among other provisions, provides for an expansion of the carryback of net operating losses (“NOLs”) from two years to five years for NOLs arising in 2001 and 2002. We were able to carryback our loss recorded during 2001 to the 1996 through 1998 tax years when we paid an alternative minimum tax. This carryback allowed us to recover the entire amount of alternative minimum taxes paid during those prior taxable years. During the first quarter of 2002, we received a refund of $53.2 million on our federal taxes. This has been partially offset by the recording of non-cash state tax expense of $0.6 million during the year.

After reviewing our future taxable income and tax planning strategies during the third quarter of 2002, we determined that no change to our deferred tax asset was necessary. As a result, no additional income tax benefit or expense was recorded related to deferred tax assets.

In the first nine months of 2001, we recorded a non-cash tax expense of $59.2 million utilizing a negative effective tax rate of 25% in the first quarter and 15% in the second and third quarters. After reviewing our future taxable income and tax planning strategies, we determined that the use of a negative effective tax rate was necessary in order to increase our valuation allowance on our deferred tax assets.

Extraordinary Item

On September 28, 2001 we closed on a new $450 million Credit Facility secured by both accounts receivable and inventory. The Credit Facility replaced our previous $200 million Receivables Purchase Agreement with an expiration date of September 2002 and the $200 million Inventory Facility with an expiration date of November 2004. As a result, we recorded an extraordinary charge of $2.0 million with respect to the write-off of unamortized debt issuance costs in connection with the extinguishment of debt.

Change in Accounting Principle

Effective January 1, 2001, we changed our method of accounting for investment gains and losses on pension assets used in the calculation of net periodic pension cost. The cumulative effect of this change on prior periods was a credit of $17.2 million.

Discussion of Liquidity and Sources of Capital

Overview

Our liquidity needs generally arise from working capital requirements, capital investments, principal and interest payments on our indebtedness, and retiree health care funding requirements. We have satisfied these liquidity needs with funds provided by borrowings, the sale of non-core assets and cash provided by operations. Additionally, during 2002 we received $53.2 million in federal tax refunds. As a result of our Chapter 11 filing, we have not made principal or interest payments on substantially all secured and unsecured indebtedness incurred prior to March 6, 2002.

In conjunction with our Chapter 11 Filing, we obtained Court approval of a $450 million Secured Super Priority Debtor in Possession Credit Agreement (the “DIP Facility”) with our existing senior secured bank group. As part of the DIP Facility, all cash received by us or any of our subsidiaries is applied to outstanding obligations under the DIP Facility. Proceeds of loans under the DIP will be used solely to pay certain pre-petition claims approved by the Court, for post-petition operating expenses incurred in the ordinary course of business and certain other costs and expenses of administration of the cases as will be specified and as approved by the Court.

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

On September 30, 2002, cash borrowings under our DIP Facility were $96.7 million with an annual interest rate of 6.1%.

Total liquidity, which includes cash balances plus available borrowing capacity under the DIP Facility, net of reserves, was $237 million at September 30, 2002 as compared to $34 million at December 31, 2001 under our previously existing credit facility.

Cash Flows from Operating Activities before Reorganization Items

For the nine months ended September 30, 2002, cash provided by operating activities before reorganization items amounted to $259.4 million, which is primarily attributed to our operating results, federal income tax refund, reduced inventory levels, increased accounts payables and other liability accounts. Partially offsetting these positive effects was an increase in our accounts receivables balances.

Cash Flows from Investing Activities

Capital investments for the nine months ended September 30, 2002 and 2001 amounted to $14.1 million and $40.9 million, respectively. The 2002 spending relates primarily to those projects necessary to maintain our facilities in current operating status.

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

In the third quarter of 2002, we sold undeveloped land in Corpus Christi, Texas. We received proceeds of $3.2 million. We also sold our 10% interest in DNN Galvanizing Limited Partnership (DNN) to an affiliate of NKK, our majority shareholder and received proceeds of $3.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities amounted to $233.0 million during the third quarter of 2002. This results from a net reduction in borrowings under our revolving credit agreements of $216.9 million, scheduled payments on long-term debt prior to our bankruptcy filing and debt issuance costs related to our new DIP facility. As a result of our Chapter 11 filing, we have not made principal or interest payments on substantially all secured and unsecured indebtedness incurred prior to March 6, 2002.

Forward Looking Information

As we look to the fourth quarter, we anticipate continued strong demand for our products and shipment levels consistent with those reported in the third quarter of 2002. However, we anticipate that our average selling prices will decrease approximately 2% to 5% during the fourth quarter as a result of increased supply of steel related to the start-up of facilities by certain of our domestic competitors. Additionally, value-added shipments of coated steel are anticipated to decline during the quarter due to the scheduled holiday outages at many of our automotive and container customers. We have scheduled several annual maintenance outages in the fourth quarter to coincide with outages at our customers. We anticipate that these outages will unfavorably impact fourth quarter results by $15 to $20 million as compared to the third quarter. As a result of these items we expect to record a net loss for the fourth quarter.

Our liquidity position remains our highest priority. We expect our borrowings to increase during the fourth quarter, however our liquidity net of reserves is expected to remain strong at over $200 million. Increased repair and maintenance and capital spending related to the aforementioned planned annual outages, normal build-up of raw material inventory in advance of the winter closure of the Great Lakes shipping season, and increased steel inventory related to our decreased shipments to automotive companies will likely cause the increased borrowing level. Capital spending is expected to increase significantly to $25 to $30 million in the fourth quarter. We continue to closely monitor our accounts receivable balances with our customers, but it is possible that customers will file for bankruptcy protection or otherwise default in their payment to us which could adversely impact our cash flow and financial condition.

We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis. We use a September 30 measurement date. The discount rate, which is used to discount plan liabilities, reflects the current rate at which the pension liabilities could be effectively settled at the measurement date. In estimating this rate, we look to the Moody’s Average Aa-Rated Corporate Bonds index. As of September 30, 2002, we anticipate the discount rate will be 50 to 75 basis points lower than the prior year rate of 7.5%. Due to the sharp decline in the value of equity holdings in the Company’s pension trusts, the September 30, 2002 market value of the assets in the National Steel employee pension plans is significantly lower than previously anticipated and will continue to be lower than the accumulated benefit obligation (ABO). In addition, since our Chapter 11 filing, while we have continued to accrue pension expense, we have not made funding payments to the pension trust.

SFAS 87 requires us to record, at a minimum, a liability for the difference between our plans’ ABO and the fair value of the pension trust assets (the “unfunded ABO”). As a result of the aforementioned assumption changes and the asset performance of the pension trust, the unfunded ABO is expected to increase significantly at December 31, 2002 from the prior year level, resulting in a non-cash charge to other comprehensive income of approximately $450 million during the fourth quarter of 2002.

Other Operational and Financial Disclosure Matters

Sale of Interest in DNN Galvanizing Limited Partnership

On August 13, 2002, we sold our 10% ownership interest in DNN Galvanizing Limited Partnership (“DNN”) to an affiliate of NKK, our majority shareholder, and we received proceeds of $3.8 million in the third quarter. In connection with this transaction, we entered into agreements with affiliates of NKK and Dofasco whereby we obtain the right to process material at DNN during the next 15 months. Over that period we will be reducing the tons processed at DNN and move the material to our own galvanizing lines. We anticipate no disruption to our customers in supply, delivery or quality as a result of this transition.

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

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information regarding the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls, subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Chapter 11 Bankruptcy Proceedings

This matter was reported in the Company’s 2001 Form 10-K and Form 10-Q for the first and second quarters of 2002. On March 6, 2002, the Company and forty-one of its wholly owned subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”), for reorganization relief under Chapter 11 of the Bankruptcy Code. The case was assigned to the Hon. John H. Squires of the Court and is being jointly administered under case number 02-08699. The Company and its subsidiaries continue to manage and operate their businesses as debtors and debtors in possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. The Company also obtained Court approval of a new debtor-in-possession credit facility that provides for up to $450 million in financing from the existing senior secured bank group, which combined with other actions, will be used to fund post-petition operating expenses as well as supplier and employee obligations. The Company filed for protection under Chapter 11 in order to obtain the necessary time to stabilize the Company’s finances and to attempt to develop a plan of reorganization that will enable us to return to sustained profitability. Under bankruptcy law, actions by creditors to collect amounts owed by us at the filing date are stayed and other pre-petition contractual obligations may not be enforced against us, without approval by the Court to settle these claims. The Company received approval from the Court to pay certain of its pre-petition claims, including employee wages and certain employee benefits. In addition, the Company has the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. The Company has submitted the schedules setting forth all of its assets and liabilities as of the date of the petition as reflected in its accounting records. The amounts of claims filed by creditors could be significantly different from the recorded amounts. The last date for filing claims by creditors other than governmental units was August 15, 2002 and for governmental units was September 6, 2002. On November 5, 2002, the court entered an order that extended the exclusive period within which only the debtor can file a plan of reorganization through April 7, 2003. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under Chapter 11 protection, the outcome of the proceedings in general, whether it will continue to operate under its current organizational structure, the effect of the proceedings on its businesses or the recovery by its creditors and equity holders.

Trade Litigation

This matter was reported in the Company’s 2001 Form 10-K and Forms 10-Q for the first and second quarters of 2002 and relates to several on-going trade litigation proceedings. These proceedings generally originated with petitions filed by the Company and a number of other U.S. steel producers with the Department of Commerce (the “DOC”) and the International Trade Commission (the “ITC”).

Regarding the investigations of cold-rolled carbon steel flat products (“Cold-Rolled Steel”) that were initiated in 2001, on September 13, 2002, the ITC published negative final injury determinations with respect to Cold-Rolled Steel from Australia, India, Japan, Sweden, and Thailand. These determinations mean that no antidumping duties will be assessed against Cold-Rolled Steel imported from those countries. However, in summonses filed on September 20 and October 15, 2002, several U.S. steel producers have commenced challenges in the U.S. Court of International Trade (the “CIT”) to the negative final injury determinations of the ITC in these investigations. The Company has joined in the actions challenging the ITC’s determinations, except the one regarding Japan. On October 3, 2002, the DOC published final determinations that Cold-Rolled Steel from Argentina, Belgium, Brazil, France, Germany, Korea, the Netherlands, New Zealand, the People’s Republic of China, the Russian Federation, South Africa, Spain, Taiwan, Turkey, and Venezuela had been dumped and that Cold-Rolled Steel from Brazil, France, and Korea had been subsidized. The DOC also published a final determination that Cold-Rolled Steel from Argentina was not being subsidized. On October 16, 2002, the ITC made negative final injury determinations with respect to Cold-Rolled Steel from Argentina, Belgium, Brazil, France, Germany, Korea, the Netherlands, New Zealand, the People’s Republic of China, the Russian Federation, South Africa, Spain, Taiwan, Turkey, and Venezuela. These determinations mean that no antidumping or countervailing duties will be assessed against Cold-Rolled Steel imported from those countries. However, the Company and other U.S. steel producers have the right to appeal these determinations to the CIT.

Regarding the relief ordered by the President on steel imports pursuant to Section 201 of the Trade Act of 1974, beginning in November 2002, there will be a new round of requests for exclusions of products from the relief. Such exclusions, if granted in significant numbers, could weaken the effectiveness of the relief. The Company is participating in all phases of the proceedings before the United States Trade Representative and the DOC in which parties are requesting such exclusions and remains active in opposing unjustified requests. Proceedings for the consideration of exclusion requests will be conducted in each year in which the relief remains in effect. Additionally, on July 25, 2002, a single dispute settlement panel was appointed to rule on challenges to the relief brought by the governments of the European Communities, Japan, Korea, the People’s Republic of China, Switzerland, Norway, New Zealand, and Brazil pursuant to the dispute settlement mechanism of the World Trade Organization (“WTO”). The WTO panel is scheduled to issue its final report on March 28, 2003. Furthermore, in the challenge brought by one foreign steel producer in the CIT against the relief ordered by the President with respect to tin-mill products, the CIT dismissed one count of the complaint on August 9, 2002 and dismissed the remaining count on September 5, 2002. On October 8, 2002, the foreign producer that commenced the challenge in question appealed the CIT’s August 9, 2002 decision to the U.S. Court of Appeals for the Federal Circuit.

On September 3, 2002, the DOC and the ITC published notices initiating five-year “sunset” reviews of the suspended antidumping duty investigations of cut-to-length carbon steel plate from the People’s Republic of China, the Russian Federation, South Africa, and the Ukraine. It is anticipated that the DOC will determine later this year or the first half of next year whether termination of the suspended investigations would be likely to lead to continuation or recurrence of dumping. If the DOC determines for one or more of the suspended investigations that termination is not likely to lead to continuation or recurrence of dumping, then such suspended investigation or investigations will be terminated. The ITC is expected to issue its final determination as to whether termination of the suspended investigations would be likely to lead to continuation or recurrence of material injury by the middle of 2003. If the ITC determines for one or more of the suspended investigations that termination is not likely to lead to continuation or recurrence of material injury, then such suspended investigation or investigations will be terminated.

Donner Hanna Coke Plant

This matter was reported in the Company’s 2001 Form 10-K and Forms 10-Q for the first and second quarters of 2002 and relates to (i) the environmental remediation being undertaken by the Company’s wholly owned subsidiary, The Hanna Furnace Corporation (“Hanna Furnace”) and LTV Steel Company, Inc. (“LTV”) at the former site of the Donner Hanna Coke Plant, and (ii) certain litigation related to that site.

On July 15, 2002, Hanna Furnace, LTV, the City of Buffalo (“City”) and the Buffalo Urban Renewal Agency (“BURA”) signed and lodged a Consent Order that, if entered, would resolve all claims and counterclaims pending between the parties in the U.S. District Court for the Western District of New York with respect to the former site of the Donner-Hanna Coke Plant, adjacent properties owned solely by LTV, and on properties in the Hickory Woods subdivision. Entry of the Consent Order was subject to various conditions precedent, including execution of a property transfer agreement providing for transfer of title to the former Donner-Hanna Coke Plant site and adjacent properties owned solely by LTV (the “Plant site”) to Steelfields LLC, which would be responsible for remediating the Plant site; execution of an Administrative Order on Consent between Hanna Furnace, LTV and the New York Department of Environmental Conservation (“NYDEC”), pursuant to which LTV and Hanna Furnace would fund an escrow account to be used by Steelfields for remediation of the Plant site, and NYDEC would issue releases and contribution protection to Hanna Furnace and LTV; and approval of the Consent Order by Hanna Furnace’s and LTV’s respective bankruptcy courts. On October 15, 2002, Hanna Furnace, LTV, the City and BURA reported to the U.S. District Court for the Western District of New York that all of the conditions precedent to the Consent Order were satisfied and requested entry of the Consent Order.

U. S. EPA Administrative Complaint—SPCC Plan Violations.

This matter was reported in the Company’s 2001 Form 10-K and Form 10-Q for the first quarter of 2002 and relates to an Administrative Complaint filed by the U.S. Environmental Protection Agency (“EPA”) alleging violations of the Clean Water Act as a result of certain deficiencies in the Company’s Spill Prevention Control and Countermeasure (“SPCC”) Plan for its Zug Island facility in River Rouge, Michigan. The Company and EPA have agreed to settle this matter by giving EPA an allowed unsecured claim in the Company’s bankruptcy case in the amount of $85,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As a result of its Chapter 11 filing, the Company has not made principal or interest payments on substantially all secured and unsecured indebtedness incurred prior to March 6, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	See attached Exhibit Index

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K dated July 25, 2002 reporting on Item 7, Financial Statements and Exhibits and Item 9,         Regulation FD Disclosure.

The Company filed a report on Form 8-K dated August 23, 2002 reporting on Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.
The Company filed a report on Form 8-K dated August 30, 2002 reporting on Item 5, Other Events and
Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.
The Company filed a report on Form 8-K dated September 23, 2002 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.
The Company filed a report on Form 8-K dated September 24, 2002 reporting on Item 7, Financial
Statements and Exhibits and Item 9, Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL STEEL CORPORATION

By:	/S/ MINEO SHIMURA
Mineo Shimura Chairman of the Board and Chief Executive Officer

By:	/S/ KIRK A. SOBECKI
Kirk A. Sobecki Senior Vice President and Chief Financial Officer

Date:    November 14, 2002

CERTIFICATION

I, Mineo Shimura, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Steel Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/S/ MINEO SHIMURA
Name: Mineo Shimura Title: Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Kirk A. Sobecki, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Steel Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ KIRK A. SOBECKI
Name: Kirk A. Sobecki Title: Senior Vice President and Chief Financial Officer

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

For the quarterly period ended September 30, 2002

10-A	Employment Contract dated September 27, 2002 between the Company and Mineo Shimura

15-A	Independent Accountants’ Review Report

15-B	Acknowledgment Letter on Unaudited Interim Financial Information

99-A	Certification of Chief Executive Officer

99-B	Certification of Chief Financial Officer