Form 10-K
period 2002-12-31
NATIONAL STEEL CORP
filed 2003-03-31
CIK 70578

2002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M  1 0 - K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒      No   ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act). Yes   ☐     No   ☒ .

At June 28, 2002, there were 41,288,240 shares of the registrant’s common stock outstanding consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

Aggregate market value of voting stock held by non-affiliates: $2,601,015

The amount shown is based on the closing price of National Steel Corporation’s Common Stock on the OTC Bulletin Board on June 28, 2002. Voting stock held by officers and directors is not included in the computation. However, National Steel Corporation has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

National Steel Corporation

PART I

Item 1.    Business

Introduction

National Steel Corporation, a Delaware corporation (together with its consolidated subsidiaries, the “Company”), is one of the largest integrated steel producers in the United States and is engaged in the manufacture and sale of a wide variety of flat rolled carbon steel products, including hot-rolled, cold-rolled, galvanized, tin and chrome plated steels. We target high value-added applications of flat rolled carbon steel for sale primarily to the automotive, construction and container markets. Our principal executive offices are located at 4100 Edison Lakes Parkway, Mishawaka, Indiana 46545-3440; telephone (574) 273-7000.

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

Proceedings Under Chapter 11 of the Bankruptcy Code

On March 6, 2002, National Steel Corporation and forty-one of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). Certain majority owned subsidiaries of National Steel Corporation have been excluded from the Chapter 11 filings. The case was assigned to Judge John H. Squires and is being jointly administered under case number  02-08699. We also obtained Bankruptcy Court approval of a $450 million Secured Super Priority Debtor In Possession Credit Agreement with the existing senior secured bank group, which combined with other actions has been used to fund post-petition operating expenses as well as supplier and employee obligations.

Historically low steel selling prices in 2001 and a weak economy impeded our ability to service our debt and make investments in the business necessary for continued growth. We worked diligently to reduce costs during these difficult times. In 2001, we reduced our costs by approximately $150 million compared to the prior year and inventory reductions exceeded $130 million. Despite our cost reduction activities, idling of production facilities, and focus on value-added shipments, these efforts were not enough to overcome the injury to us and the steel industry caused by depressed steel selling prices. We filed for protection under Chapter 11 in order to obtain the necessary time to stabilize our finances and to attempt to develop a plan of reorganization.

Under bankruptcy law, actions by creditors to collect amounts owed by us at the filing date are stayed and other pre-petition contractual obligations may not be enforced against us, without approval by the Bankruptcy Court to settle these claims. At the outset of the Chapter 11 cases we received approval from the Bankruptcy Court to pay certain of our pre-petition claims, including employee wages and certain employee benefits. In addition, we have the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases On May 24, 2002, we filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by our books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Bankruptcy Court set August 15, 2002 as the deadline for creditors (other than Governmental units) to file proofs of claim. Differences between amounts scheduled by National and claims by creditors will be investigated and resolved in connection with our claims resolution process. That process has commenced, but in light of the number of claims filed, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. On November 5, 2002, the Bankruptcy Court entered an order that extended the exclusive period within which only the debtor can file a plan of reorganization through April 7, 2003.

Recent Events

On December 6, 2002 The Pension Benefit Guaranty Corporation (the “PBGC”) filed a complaint in the United States District Court for the Northern District of Illinois (the “District Court”) alleging there was sufficient cause under applicable laws to terminate seven of the eight pension plans of National Steel Corporation and its subsidiaries (the “Plans”). The complaint requests, among other things, that the PBGC be appointed as the Plans’ trustee and December 6, 2002 be established as the Plans’ termination date. We have filed an answer and certain unions representing employees of National Steel have filed motions to intervene. The Court has stayed all other proceedings in the litigation pending its decision on the motions to intervene. The District Court has not yet set a date to rule on the PBGC complaint. In accordance with the Financial Accounting Standards Board Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), the PBGC’s actions require us to recognize a curtailment loss in the first quarter of 2003 of approximately $106 million. Should the PBGC be successful in terminating the Plans, we would be required to transfer administration responsibilities for the plans and transfer ownership of the plans’

assets to the PBGC. If the courts uphold the PBGC’s decision to involuntarily terminate these pension plans, SFAS 88-settlement accounting would also be triggered. Recognition of a SFAS 88 gain or loss resulting from a plan termination is reflected in earnings when incurred with no delayed measurement. While the timing of the courts’ decision would impact the exact amount of the SFAS 88 settlement gain to be recognized, it is expected to fall between $280.0 and $320.0 million. Under these circumstances, the PBGC will concurrently submit claims against the Company for the unfunded pension benefit obligations assumed. The Bankruptcy Court is projected to place a value on the PBGC’s total claims in the range of $760.0 million to $1.6 billion. This would result in a net settlement loss ranging from $440 million to $1.32 billion. Upon termination of the Plans, the Company expects that the vast majority of claims asserted by the PBGC will be unsecured claims, and will be subject to a plan of reorganization.

On January 9, 2003, we entered into an Asset Purchase Agreement with United States Steel Corporation (“US Steel”) for the sale of substantially all of our principal steel making and finishing assets. This transaction was valued at approximately $950 million, consisting primarily of cash, but including up to $100 million of US Steel common stock and the assumption of certain liabilities approximating $200 million. This transaction was subject to a number of conditions, including approval of the Bankruptcy Court, and the execution and ratification of a new collective bargaining agreement by the United Steelworkers of America satisfactory to US Steel for the National Steel employees who would become employees of US Steel. A motion to approve procedures related to this transaction was scheduled to be held in the Bankruptcy Court on January 30, 2003. Prior to that hearing, we received a competing bid from AK Steel Corporation (“AK Steel”). Following further negotiations among the parties, on January 30, 2003, we entered into an Asset Purchase Agreement with AK Steel for the sale of substantially all of our principal steelmaking and finishing assets, as well as National Steel Pellet Company, our iron ore pellet operations in Keewatin, Minnesota. This transaction is valued at approximately $1.125 billion, consisting of $925 million of cash and the assumption of certain liabilities approximating $200 million. The transaction is subject to a number of conditions, including approval of the Bankruptcy Court, and the execution and ratification of a new collective bargaining agreement by the United Steelworkers of America satisfactory to AK Steel for the National Steel employees who would become employees of AK Steel. The Asset Purchase Agreement is also subject to higher and better offers submitted in accordance with the bidding procedures approved by the Bankruptcy Court under Sections 363 and 365 of the Bankruptcy Code on February 6, 2003, as modified by the Bankruptcy Court on March 25, 2003. Under these bidding procedures, bids must be submitted no later than April 10, 2003, and if one or more bids are determined to be Qualified Bids under the bidding procedures an auction is expected to be conducted on April 16, 2003. On February 26, 2003, we were notified that the Justice Department was terminating the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the AK Steel transaction.

On February 28, 2003, we entered into an agreement to sell our equity interest in National Robinson, L.L.C. to Robinson Steel Co., Inc. for approximately $3.5 million of cash.

On March 18, 2003, the Bankruptcy Court approved our motion to terminate the Pension Plan for Hourly Employees of American Steel Corporation. An application has been submitted to the Internal Revenue Service and the PBGC for approval of the plan termination. SFAS 88 curtailment and settlement charges upon termination are currently estimated to be $0.6 million.

Customers

Automotive. We are a major supplier of hot and cold-rolled steel and higher value-added galvanized coils to the automotive industry, one of the most demanding markets of steel consumption. Our steel has been used in a variety of automotive applications including exposed and unexposed panels, underbody and structural components, wheels and bumpers. Automotive manufacturers require wide sheets of steel, rolled to exact dimensions and properties under strict tolerances. In addition, strength, formability, weldability and defect-free surfaces are critical. Over the years, we have consistently demonstrated the ability to successfully meet these demands.

Construction. We are also a leading supplier of steel to the construction market. Painted and bare roof and building panels and components are the principal applications for galvanized and Galvalume® steel in this market. Due to cost and environmental issues, steel framing is experiencing growth and will continue to gain popularity with contractors. We believe that demand for Galvalume® steel will exhibit strong growth for the next several years, partially as a result of a trend away from traditional building products. We are well positioned to profit from this growth as a result of our position and capability in this market.

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

Service Centers. We also supply the service center market with hot-rolled, cold-rolled and coated sheet. Service centers generally purchase steel coils for a variety of applications and markets and may further process them or sell them directly to third parties without further processing.

The following table sets forth the percentage of our revenues from various markets for the past three years.

	2002	2001	2000
Automotive	36.5%	26.5%	29.0%
Construction	24.6	27.0	24.8
Containers	13.4	13.1	12.0
Pipe and Tube	5.3	7.0	6.9
Service Centers	16.5	21.5	22.0
All Other	3.7	4.9	5.3

	100.0%	100.0%	100.0%

In 2002, one customer, within the automotive market, accounted for $267.0 million or 10.2% of net sales. No customer accounted for more than 10% of net sales in 2001 or 2000. Export sales accounted for approximately 3.8% of revenues in 2002, 3.4% in 2001 and 3.6% in 2000.

Our products are sold through sales offices and resident sales employees located in Chicago, Detroit, Houston, Nashville, Granite City Operations, Midwest Steel Operations and at National Steel Headquarters in Mishawaka, Indiana. Substantially all of our orders are for short-term delivery even though approximately one-half of our products are sold under long-term sales arrangements. Accordingly, backlog is not meaningful when assessing future results of operations.

Any sales arrangements with a term of six months or more are considered to be “long-term” most of which are negotiated on an annual basis. A significant amount of our flat rolled steel sales to larger customers in the automotive and container markets are made pursuant to such sales arrangements. Our sales arrangements generally provide for set base prices for the products ordered during the period that they are in effect. As a result, we may experience a delay in realizing price changes related to our long-term business. Much of the remainder of our products are sold under contracts covering shorter periods at the then prevailing market prices for such product.

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

The CPAD comprises Applications Development, Advanced Forming and Structural Modeling, and Product Development groups. Together, these groups identify new customer product requirements, design manufacturing process routes for our mills, and promote customer application of these products with design and product characterization support. The CPAD recently developed a family of advanced high strength steels to support emerging automotive customer initiatives to reduce the weight, improve fuel economy, and improve the crash-worthiness performance of their vehicles. Many of these will shortly enter commercial production on North American vehicles. Technical partnerships with our automotive customers’ vehicle design and computer-aided engineering analysis departments are utilized to conduct pioneering research on methods to improve the accuracy of crash safety computer models, and to select and implement our new advanced steels for optimum vehicle performance.

We spent $6.8 million, $8.6 million and $9.6 million for research and development in 2002, 2001 and 2000, respectively. In addition, we participate in various research efforts through the American Iron and Steel Institute (the “AISI”).

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

	Raw Steel Production Data
	Effective Capacity	Actual Production	Effective Capacity Utilization	Percentage Continuously Cast
	(Thousands of net tons)
The Company
2002	6,620	5,755	86.9%	100.0%
2001	6,662	5,993	90.0	100.0
2000	6,580	6,138	93.3	100.0
1999	6,450	6,250	96.9	100.0
1998	6,600	6,087	92.2	100.0

Domestic Steel Industry*
2002	113,700	101,679	89.4%	97.0%
2001	125,400	99,322	79.2	96.9
2000	130,300	111,903	85.9	96.2
1999	128,100	107,237	83.7	95.6
1998	125,300	108,752	86.8	95.5

*Information	as reported by the American Iron and Steel Institute. The 2002 industry information is preliminary.

In 2002, effective capacity was 6,620,000 net tons primarily as a result of the “A” blast furnace at Great Lakes being idled throughout the entire year. In 2001, effective capacity was 6,662,000 net tons primarily as a result of the “B” blast furnace at Great Lakes being idled until February of 2001, and the “A” blast furnace at Great Lakes being idled from October through the end of the year. The idling of these blast furnaces was done in an effort to more closely match production with forecasted demand. In 2000, effective capacity was 6,580,000 net tons primarily as a result of the scheduled “B” blast furnace reline at Great Lakes that was completed in the third quarter and was left idle during the remainder of the year in order to reduce our steel inventory levels. In 1999, effective capacity was 6,450,000 net tons primarily as a result of a planned blast furnace reline at the Granite City Division and the idling of the Great Lakes “D” furnace in the early part of the year as a result of decreased business primarily due to the high levels of imported steel experienced in the second half of 1998. In 1998, effective capacity was 6,600,000 net tons primarily as a result of the scheduled “A” blast furnace reline at Great Lakes.

Raw Materials

Iron Ore. Our metallic iron requirements are supplied primarily from iron ore pellets that are produced from a concentration of low grade ore. We have reserves of iron ore adequate to produce approximately 331.1 million gross tons of iron ore pellets through our wholly owned subsidiary, National Steel Pellet Company (“NSPC”). These iron ore reserves are located in Minnesota and Michigan. A significant portion of our average annual consumption of iron ore pellets was obtained from the deposits at NSPC during the last five years. The remaining consumption of iron ore pellets were purchased from third parties. Iron ore pellets available to us from our own deposits and outside suppliers are expected to be sufficient to meet our total iron ore requirements at competitive market prices for the foreseeable future.

Coal. All of our coal requirements are purchased from third parties. We believe that supplies of coal, adequate to meet our needs, are readily available from third parties at competitive market prices.

Coke. We operate and maintain the Great Lakes No. 5 coke battery on a contract basis and purchase all of the coke produced from the battery under a requirements contract, with the price being adjusted during the term of the contract, primarily to reflect changes in production costs. We also operate two efficient coke batteries servicing the Granite City Division. Approximately 60% of our annual coke requirements can be supplied by the Great Lakes and Granite City coke batteries. Our remaining coke requirements are met through market purchases. In addition, our coal injection process at Great Lakes continues to reduce our dependency on outside coke supplies.

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

Employees

As of December 31, 2002, we employed 8,229 people. We have labor agreements with the United Steelworkers of America (“USWA”), the International Chemical Workers Council of the United Food and Commercial Workers and other labor organizations which collectively represent approximately 83% of our employees. In 1999, we entered into labor agreements, which expire on or after July 31, 2004, with these various labor organizations.

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

Imports. Domestic steel producers face significant competition from foreign producers and, from time to time, have been adversely affected by what we believe to be unfairly traded imports. The intensity of foreign competition is substantially affected by the relative strength of foreign economies and fluctuations in the value of the United States dollar against foreign currencies. Steel imports increase when the value of the dollar is strong in relation to foreign currencies. The recent economic slowdown in certain foreign markets resulted in an increase in imports at depressed prices. Some foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions. On March 5, 2002, President Bush ordered relief in the form of increased tariffs on imports of some steel products and a tariff-rate quota on imports of slabs. See the discussion under the caption “Trade Litigation” in Item 3, “Legal Proceedings”.

Mini-mills. Mini-mills provide significant competition in certain product lines, including hot-rolled and cold-rolled sheets that represented, in the aggregate, approximately 51% of our shipments in 2002. Mini-mills also compete to a lesser extent with our galvanized products focused towards the automotive market. Mini-mills are relatively efficient, low-cost producers which make steel from scrap in electric furnaces, with lower employment and environmental costs. Thin slab casting technologies have allowed mini-mills to enter certain sheet markets which have traditionally been supplied by integrated producers. Certain companies have announced plans for, or have indicated that they are currently considering, additional mini-mill plants for sheet products in the United States.

Steel Substitutes. In the case of many steel products, there is substantial competition from manufacturers of other products, including plastics, aluminum, ceramics, glass, wood and concrete. Conversely, along with other manufacturers of steel products, we have begun to compete in recent years in markets not traditionally served by steel producers.

NKK

Since 1984, we have had an alliance with our principal stockholder, NKK, one of the largest steel companies in Japan and in the world as measured by production. Our relationship has materialized in a number of business contracts in such areas as engineering and construction, slab purchasing, employee transfers, research and development support and financial support. All such contracts with NKK were unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK. On September 27, 2002, NKK and Kawasaki Steel Corporation (“KSC”), another large steel company in Japan, jointly established JFE Holdings, Incorporated (“JFE”) and became wholly-owned subsidiaries of JFE by the “stock-for-stock” exchange method.

Environmental Matters

Our operations are subject to numerous laws and regulations relating to the protection of human health and the environment. We have made capital expenditures of $0.6 million in connection with matters relating to environmental control during 2002. Our current estimates indicate that we will incur capital expenditures in connection with matters relating to environmental control of approximately $6 million and $3 million for 2003 and 2004, respectively. In addition, we have recorded expenses for environmental compliance, including depreciation, of approximately $60 million in 2002 and expect to record expenses of approximately $58 million in each of 2003 and 2004. Since environmental laws and regulations are becoming increasingly stringent, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of future changes in circumstances or regulatory requirements, the amount and timing of future environmental expenditures could vary substantially from those currently anticipated. The costs for environmental compliance may also place us at a competitive disadvantage with respect to foreign steel producers, as well as manufacturers of steel substitutes, that are subject to less stringent environmental requirements.

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

The Resource Conservation Recovery Act of 1976, as amended (“RCRA”), imposes certain investigative and corrective action obligations on facilities that are operating under a permit, or are seeking a permit, to treat, store or dispose of hazardous waste. As of December 31, 2002, we have recorded $6.5 million as a liability for certain corrective actions which are expected to be necessary at Midwest and other facilities.

We have recorded an aggregate liability of $0.8 million at December 31, 2002 for the reclamation costs to restore our coal and iron ore mines at our shut down locations to their original and natural state, as required by various federal and state mining statutes.

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

We have accrued an aggregate liability of $6.9 million as of December 31, 2002, exclusive of accruals for Midwest and the coal and iron ore mines, for CERCLA and other environmental cleanup liabilities at our current and former manufacturing sites and off site disposal facilities. The outcome of these remediation activities and cleanup proceedings is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

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

General Factors:

(1)	changes in market prices and market demand for our products;

(2)	changes in our mix of products sold;

(3)	changes in the costs or availability of raw materials and other supplies used by us in the manufacture of our products;

(4)	equipment failures or outages at our steelmaking, mining and processing facilities;

(5)	losses of customers;

(6)	changes in the levels of our operating costs and expenses;

(7)	collective bargaining agreement negotiations, strikes, labor stoppages or other labor difficulties;

(8)	actions by our competitors, including domestic integrated steel producers, foreign competitors, mini-mills and manufacturers of steel substitutes such as plastics, aluminum, ceramics, glass, wood and concrete;

(9)	changes in industry capacity;

(10)	changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation;

(11)	worldwide changes in trade, monetary or fiscal policies, including changes in interest rates;

(12)	changes in the legal and regulatory requirements applicable to us;

(13)	the effect of the increased tariffs ordered by the President after the ITC conducted an investigation pursuant to Section 201 of the Trade Act;

(14)	the effects of extreme weather conditions;

Bankruptcy Related Factors:

(15)	our ability to continue as a going concern;

(16)	our ability to operate pursuant to the terms of the DIP Credit Facility;

(17)	our ability to obtain Court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time;

(18)	our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases;

(19)	risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases;

(20)	our ability to obtain and maintain normal terms with vendors and service providers;

(21)	our ability to maintain contracts that are critical to our operations;

(22)	the potential adverse impact of the Chapter 11 cases on our liquidity or results of operations; and

(23)	our ability to fund and execute our business plan.

Item 2.    Properties

The Granite City Division

The Granite City Division is an integrated steelmaking facility, located in Granite City, Illinois and, has an annual hot-rolled band production capacity of approximately 3.2 million tons. All steel at Granite City is continuous cast. Granite City also uses ladle metallurgy to refine the steel chemistry to enable it to meet the exacting specifications of its customers. The facility’s ironmaking facilities consist of two coke batteries and two blast furnaces. Finishing facilities include an 80-inch hot strip mill, a hot-rolled coil processing line, a continuous pickler, a tandem mill and two hot dip galvanizing lines. Granite City ships approximately 15% of its total production to Midwest for finishing. Principal products of the Granite City Division include hot-rolled, hot-dipped galvanized and Galvalume® steel, grain bin and high strength, low alloy steels.

The Granite City Division is located on 1,540 acres and employs approximately 2,700 people. The Division’s proximity to the Mississippi River and other interstate transit systems, both rail and highway, provides easy accessibility for receiving raw materials and supplying finished steel products to customers.

The Regional Division

Great Lakes Operations

Great Lakes, located in Ecorse and River Rouge, Michigan, is an integrated facility engaged in steelmaking primarily for use in the automotive market with an annual hot-rolled band production capacity of approximately 3.7 million tons. All steel at this location is continuous cast. Great Lakes ironmaking facilities consist of three blast furnaces and a rebuilt 85-oven coke battery which was sold in 1997 to a subsidiary of DTE Energy Company. Great Lakes also operates two basic oxygen process vessels, a vacuum degasser and a ladle metallurgy facility. Finishing facilities include a hot strip mill, a skinpass mill, a high speed pickle line, a tandem mill, a batch annealing station, a temper mill, one customer service line and an electrolytic galvanizing line. Additionally, a new automotive hot dip galvanizing line began production during the second quarter of 2000. Great Lakes ships approximately 40% of its production to Midwest and to joint venture coating operations for value-added processing. Principal products include hot-rolled, cold-rolled, electrolytic galvanized, hot dip galvanized, and high strength, low alloy steels.

Great Lakes is located on 650 acres and employs approximately 3,100 people. The facility is strategically located with easy access to water, rail and highway transit systems for receiving raw materials and supplying finished steel products to customers.

Midwest Operations

Midwest, located in Portage, Indiana, finishes hot-rolled bands produced at Great Lakes and Granite City primarily for use in the automotive, construction and container markets. All of the processes performed at Midwest help enhance our profitability by turning commodity grades of hot-rolled steel into higher value-added products. Midwest facilities include a continuous pickling line, two cold reduction mills and three continuous galvanizing lines: a 48 inch wide line (that has been indefinitely idled) which can produce galvanized or Galvalume® steel products and which services the construction market; a 72 inch wide line which services the automotive market; and a Galvalume® line which services the construction market. Additionally, Midwest includes finishing facilities for cold-rolled products consisting of a batch annealing station, a sheet temper mill and a continuous stretcher leveling line. The facility also includes an electrolytic cleaning line, a continuous annealing line, two tin temper mills, two tin recoil lines, an electrolytic tinning line and a chrome line, all of which service the container market. Principal products include tin mill products, hot-dipped galvanized and Galvalume® steel, cold-rolled and electrical lamination steels.

Midwest is located on 650 acres and employs approximately 1,300 people. Its location provides excellent access to rail, water and highway transit systems for receiving raw materials and supplying finished steel products to customers.

National Steel Pellet Company

NSPC, a wholly-owned subsidiary, is located on the western end of the Mesabi Iron Ore Range in Keewatin, Minnesota. NSPC mines, crushes, concentrates and pelletizes low grade taconite ore into iron ore pellets. NSPC operations include two primary crushers, ten primary mills, five secondary mills, a concentrator and a pelletizer. The facility has a current annual effective iron ore pellet capacity of over five million gross tons and has a combination of rail and vessel access to our integrated steel mills. NSPC is located on 24,000 acres and employs approximately 480 people.

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

Joint Ventures and Equity Investments

DNN Galvanizing Limited Partnership. On August 13, 2002, we sold our 10% ownership interest in DNN Galvanizing Limited Partnership (“DNN”) to an affiliate of NKK, our majority shareholder, and we received proceeds of $3.8 million in the third quarter. In connection with this transaction, we entered into agreements with affiliates of NKK and Dofasco whereby we obtain the right to process material at DNN during the next 12 months. Over that period we will be reducing the tons processed at DNN and move the material to our own galvanizing lines. We anticipate no disruption to our customers in supply, delivery or quality as a result of this transition.

Double G Coatings, L.P. We own a 50% equity interest in Double G Coatings, L.P. (“Double G”), a 300,000 ton per year hot dip galvanizing and Galvalume® steel facility near Jackson, Mississippi. Bethlehem Steel Corporation owns the remaining 50%. The facility is capable of coating steel coils with zinc to produce a product known as galvanized steel and with a zinc and aluminum coating to produce a product known as Galvalume® steel. Double G primarily serves the metal buildings segment of the construction market in the south central United States. We are committed to utilize 50% of the available line time of the facility and pay a tolling fee designed to cover fixed and variable costs with respect to 50% of the available line time, whether or not such line time is utilized. The joint venture commenced production in the second quarter of 1994 and reached full operating capacity in 1995. Our steel substrate requirements are currently provided to Double G by Great Lakes and Granite City. On March 13, 2003, Bethlehem Steel Corporation announced that it had signed an asset purchase agreement to sell substantially all of its assets including its interest in joint ventures. We are uncertain what effect, if any, this will have on our future earnings and financial position.

Tinplate Holdings, Inc. In April 1997, one of our wholly-owned subsidiaries purchased 25% of the outstanding common stock of Tinplate Holdings, Inc. (“Tinplate”). During 2000, our ownership interest increased to 42%. Tinplate owns 100% of the outstanding stock of Tinplate Partners International, Inc. (“TPI”) which operated a tinmill service center in Gary, Indiana that purchased tin mill products from us. In March 2002, TPI filed for bankruptcy and subsequently sold all of its’ assets. Our equity investment at December 31, 2002 was valued at zero.

National Robinson LLC. In February 1998, National Steel Corporation entered into an agreement with Robinson Steel Co., Inc. to form a joint venture company, named National Robinson LLC. We own a 50% equity interest in National Robinson LLC. This company operates a temper mill, leveler and cut to length facility in Granite City, Illinois to produce high value added cut-to-length steel plates and sheets with superior quality, flatness and dimensional tolerances. National Robinson LLC processes approximately 200,000 tons of hot-rolled steel annually which is supplied by Granite City. On February 28, 2003, we entered into an agreement to sell our 50% equity interest to Robinson Steel Co., Inc. for approximately $3.5 million in cash. In connection with that transaction, we also agreed to terminate our steel supply agreement with National Robinson LLC. See the discussion under Note 10 to the consolidated financial statements.

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

Chapter 11 Bankruptcy Proceedings

On March 6, 2002, National Steel Corporation and forty-one of its wholly owned subsidiaries filed voluntary petitions in the Bankruptcy Court for reorganization relief under Chapter 11 of the Bankruptcy Code. The case was assigned to the Hon. John H. Squires of the Bankruptcy Court and is being jointly administered under case number 02-08699. National Steel and our subsidiaries continue to manage and operate our businesses as debtors and debtors in possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code.

We obtained Bankruptcy Court approval of a new debtor-in-possession credit facility that provides for up to $450 million in financing from the existing senior secured bank group, which combined with other actions, has been used to fund post-petition operating expenses as well as supplier and employee obligations.

Under bankruptcy law, actions by creditors to collect amounts owed by us at the filing date are stayed and other pre-petition contractual obligations may not be enforced against us, without approval by the Bankruptcy Court. At the outset of the Chapter 11 cases we received approval from the Bankruptcy Court to pay certain of our pre-petition claims, including employee wages and certain employee benefits. In addition, we have the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties to contracts that we rejected may file claims with the Bankruptcy Court.

We have submitted the schedules setting forth all of our assets and liabilities as of the date of the petition as reflected in our accounting records. The amounts of claims filed by creditors could be significantly different from the recorded amounts. The last date for filing claims by creditors other than governmental units was August 15, 2002 and for governmental units was September 6, 2002.

On November 5, 2002, the Bankruptcy Court entered an order that extended the exclusive period within which only we can file a plan of reorganization through April 7, 2003.

On January 9, 2003, we entered into an Asset Purchase Agreement with US Steel for the sale of substantially all of our principal steel making and finishing assets. This transaction was valued at approximately $950 million, consisting primarily of cash, but including up to $100 million of US Steel common stock and the assumption of certain liabilities approximating $200 million. This transaction was subject to a number of conditions, including approval of the Bankruptcy Court, and the execution and ratification of a new collective bargaining agreement by the United Steelworkers of America satisfactory to US Steel for the National Steel employees who would become employees of US Steel. A motion to approve procedures related to this transaction was scheduled to be held in the Bankruptcy Court on January 30, 2003. Prior to that hearing, we received a competing bid from AK Steel. Following further negotiations among the parties, on January 30, 2003, we entered into an Asset Purchase Agreement with AK Steel for the sale of substantially all of our principal steelmaking and finishing assets, as well as National Steel Pellet Company, our iron ore pellet operations in Keewatin, Minnesota. This transaction is valued at approximately $1.125 billion, consisting of $925 million of cash and the assumption of certain liabilities approximating $200 million. The transaction is subject to a number of conditions, including approval of the Bankruptcy Court, and the execution and ratification of a new collective bargaining agreement by the United Steelworkers of America satisfactory to AK Steel for the National Steel employees who would become employees of AK Steel. The Asset Purchase Agreement is also subject to higher and better offers submitted in accordance with the bidding procedures approved by the Bankruptcy Court under Sections 363 and 365 of the Bankruptcy Code on February 6, 2003, as modified by the Bankruptcy Court on March 25, 2003. Under these bidding procedures, bids must be submitted no later than April 10, 2003, and if one or more bids are determined to be Qualified Bids under the bidding procedures, an auction is expected to be conducted on April 16, 2003. On February 26, 2003, we were notified that the Justice Department was terminating the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the AK Steel transaction.

Due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our businesses or the recovery by our creditors and equity holders.

Trade Litigation

National Steel Corporation is a party to on-going trade proceedings concerning imports of hot-rolled carbon steel flat products (“Hot-Rolled Steel”), cold-rolled carbon steel flat products (“Cold-Rolled Steel”), and corrosion-resistant carbon steel flat products (“Corrosion-Resistant Steel”). Such imports affect the steel industry generally. These trade proceedings relate to unfair trade practices for which the remedy is the imposition of antidumping and countervailing duties, which are designed to offset dumping and foreign government subsidies to create a level competitive playing field for domestic producers. In these proceedings, the Department of Commerce (the “DOC”) and the International Trade Commission (the “ITC”) initially conduct an investigation to determine whether to issue an antidumping or countervailing duty order. If an order is issued, the duty rate is then subject to change in subsequent annual administrative reviews. In addition, in five-year reviews, the DOC may revoke an order if it determines that revocation would not be likely to lead to continuation or recurrence of dumping or a countervailable subsidy or if the ITC determines that revocation would not be likely to lead to continuation or recurrence of material injury.

On September 30, 1998, a number of U.S. steel producers filed petitions alleging dumping of imported Hot-Rolled Steel from Brazil, Japan, and Russia. The U.S. steel producers also alleged subsidization of Hot-Rolled Steel from Brazil. We joined in the Russian and Brazilian petitions. The resulting investigations led to the imposition of an antidumping duty order on Japanese imports on June 29, 1999. In July 1999, certain Japanese and U.S. steel producers commenced challenges to the DOC’s final dumping determination in the U.S. Court of International Trade (the “CIT”). The CIT upheld all but one aspect of the DOC’s dumping determination. On February 25, 2002, the United States and certain U.S. steel producers commenced an appeal of the CIT’s decision to the U.S. Court of Appeals for the Federal Circuit (the “CAFC”). Oral argument was conducted before the CAFC in January 2003. A decision is expected later this year. In addition, on February 11, 2000, the Japanese government requested the establishment of a dispute settlement panel to review the antidumping duty order on Hot-Rolled Steel from Japan pursuant to the dispute settlement mechanism of the World Trade Organization (“WTO”). The WTO Panel publicly issued its final report on February 28, 2001. The Panel upheld the determinations by the ITC and the DOC that dumped imports had injured the domestic industry. However, the Panel also found that certain aspects of the DOC’s calculation of the dumping margins violated the United States’ international obligations. On April 25, 2001, the United States appealed these findings to the WTO’s Appellate Body. Japan commenced a cross-appeal on May 10, 2001. On July 24, 2001, the Appellate Body affirmed in part and reversed in part the findings by the WTO Panel that certain aspects of the DOC’s calculation of the dumping margins violated the United States’ international obligations. The Appellate Body also found that certain aspects of the ITC’s injury determination violated the United States’ international obligations. On November 22, 2002, the DOC issued a final determination implementing the Appellate Body’s decision by revising its calculation of the dumping margins. The United States now has until December 31, 2003 or the end of the current legislative session, whichever comes first, to implement those aspects of the Appellate Body’s decision relating to the U.S. antidumping statute.

In July 1999, in lieu of issuing antidumping and countervailing duty orders, the DOC entered into suspension agreements with Russia, Brazil, and three Brazilian steel producers to impose volume and price restrictions on imports of Hot-Rolled Steel from Russia and Brazil. In August 1999, challenges to the suspension agreements were commenced in the CIT by several U.S. steel producers, including us. In addition, affected foreign steel producers challenged the DOC’s final subsidization determination regarding Brazil in the CIT. On May 29, 2001 and August 3, 2001, respectively, the CIT remanded to the DOC its determinations to suspend the antidumping duty investigation and the countervailing duty investigation of Hot-Rolled Steel from Brazil. On February 4, 2002, upon finding that Brazilian steel producers had violated the antidumping suspension agreement, the DOC terminated that agreement and imposed an antidumping duty order. Based on these actions, on April 2, 2002, the CIT granted voluntary dismissal of the appeal of the antidumping suspension agreement. The challenge to the countervailing duty suspension agreement on Hot-Rolled Steel from Brazil is still pending before the CIT. In addition, regarding the challenge by affected foreign steel producers of the DOC’s final subsidization determination, on April 19, 2002, the CIT dismissed that action for lack of subject matter jurisdiction. On June 2, 1999, a number of U.S. steel producers filed petitions alleging dumping of Cold-Rolled Steel from Argentina, Brazil, China, Indonesia, Japan, Russia, South Africa, Slovakia, Taiwan, Thailand, Turkey, and Venezuela and subsidization of Cold-Rolled Steel from Brazil, Indonesia, Thailand, and Venezuela. We joined in all of these petitions, except the one against Japan. The resulting subsidy investigations of Indonesia, Thailand, and Venezuela were terminated on July 19, 1999, when the ITC found that imports from those countries were negligible. In Spring and Summer 2000, the ITC made negative final injury determinations with respect to the other cases. In April, June, and September 2000, several U.S. steel producers, including us, commenced challenges in the CIT to the negative final injury determinations of the ITC. Oral argument was conducted before the CIT in December 2001. A decision is expected at any time.

On September 1, 1999, the DOC and the ITC published notices initiating five-year reviews of antidumping and/or countervailing duty orders entered in 1993 on (i) Corrosion-Resistant Steel from Australia, Canada, France, Germany, Japan, and Korea and (ii) Cold-Rolled Steel from Germany, Korea, the Netherlands, and Sweden. In March and July 2000, the DOC determined that revocation of the orders would likely lead to continuation or recurrence of dumping and/or subsidization. And in November 2000, the ITC determined that revocation of the orders on Corrosion-Resistant Steel would be likely to lead to continuation or recurrence of material injury. Therefore, these orders remain in effect. However, the ITC voted to revoke the orders on Cold-Rolled Steel. Several foreign steel producers commenced challenges to the determinations of the DOC and the ITC regarding Corrosion-Resistant Steel either in the CIT or before a North American Free Trade Agreement (“NAFTA”) Binational Panel. On July 19, 2002, the CIT remanded the ITC’s determinations regarding Corrosion-Resistant Steel from France and Germany. On remand, the ITC again determined that revocation of the orders would be likely to lead to continuation or recurrence of material injury. A decision from the CIT on the ITC’s remand determination is expected later this year. And with respect to the NAFTA Binational Panel proceeding regarding Corrosion-Resistant Steel from Canada, all briefs have been filed and the parties are currently awaiting the appointment of a Panel. In addition, on July 30, 2002, the European Communities requested consultations with the United States regarding both the DOC and ITC determinations with respect to Corrosion-Resistant Steel from France and Germany pursuant to the dispute settlement mechanism of the WTO. Furthermore, on April 4, 2002, the Japanese government requested the establishment of a WTO dispute settlement panel to review the DOC and ITC determinations with respect to Corrosion-Resistant Steel from Japan. Pursuant to Japan’s request, a panel was appointed by the WTO on July 17, 2002 and is scheduled to issue its report publicly on April 25, 2003.

On November 13, 2000, a number of U.S. steel producers filed petitions alleging dumping of Hot-Rolled Steel from Argentina, China, India, Indonesia, Kazakhstan, the Netherlands, Romania, South Africa, Taiwan, Thailand, and the Ukraine and subsidization of Hot-Rolled Steel from Argentina, India, Indonesia, South Africa, and Thailand. We joined in all of these petitions. On July 16, 2001, the DOC made a final determination that Hot-Rolled Steel from Argentina had been dumped and subsidized and that Hot-Rolled Steel from South Africa had been dumped. On August 31, 2001, the ITC made a final determination that Hot-Rolled Steel from Argentina and South Africa had injured the domestic industry. The DOC published an antidumping duty order with respect to these two countries and a countervailing duty order with respect to Argentina on September 11, 2001. On September 21, 2001, the DOC made final determinations that Hot-Rolled Steel from India, Indonesia, Kazakhstan, the Netherlands, the People’s Republic of China, Romania, Taiwan, and Thailand had been dumped and that Hot-Rolled Steel from India, Indonesia, South Africa, and Thailand had been subsidized. On November 2, 2001, the ITC made a final determination that Hot-Rolled Steel from these countries had injured the domestic industry. An antidumping duty order was issued by the DOC on Hot-Rolled Steel from Kazakhstan on November 21, 2001. On November 29, 2001, the DOC issued antidumping duty orders on Hot-Rolled Steel from China, the Netherlands, Romania, Taiwan, Thailand, and the Ukraine. Finally, the DOC issued antidumping and countervailing duty orders on Hot-Rolled Steel from India and Indonesia and countervailing duty orders on Hot-Rolled Steel from South Africa and Thailand on December 3, 2001. In December 2001 and January 2002, several foreign steel producers commenced challenges in the CIT to the final injury determinations of the ITC. In addition, in December 2001, a steel producer in the Netherlands and several U.S. steel producers, including us, commenced challenges to the DOC’s final dumping determination on Hot-Rolled Steel from the Netherlands in the CIT. Oral argument was conducted before the CIT in the appeals of both the ITC and DOC determinations in December 2002. Decisions are expected in those appeals later this year.

On September 28, 2001, a number of U.S. steel producers filed petitions alleging dumping of Cold-Rolled Steel from Argentina, Australia, Belgium, Brazil, France, Germany, India, Japan, Korea, the Netherlands, New Zealand, the People’s Republic of China, the Russian Federation, South Africa, Spain, Sweden, Taiwan, Thailand, Turkey, and Venezuela and subsidization of Cold-Rolled Steel from Argentina, Brazil, France, and the Republic of Korea. We joined in all of the petitions, except the one regarding Japan. On July 10, 2002, the DOC made final determinations that Cold-Rolled Steel from Australia, India, Japan, Sweden, and Thailand had been dumped. And on October 3, 2002, the DOC made final determinations that Cold-Rolled Steel from Argentina, Belgium, Brazil, France, Germany, Korea, the Netherlands, New Zealand, the People’s Republic of China, the Russian Federation, South Africa, Spain, Taiwan, Turkey, and Venezuela had been dumped and that Cold-Rolled Steel from Brazil, France, and Korea had been subsidized. The DOC also determined that Cold-Rolled Steel from Argentina was not being subsidized. In September and October 2002, the ITC made negative final injury determinations with respect to Cold-Rolled Steel from all of the foregoing countries. These determinations mean that no antidumping or countervailing duties will be assessed against Cold-Rolled Steel imported from those countries. However, in September, October, and November 2002, several U.S. steel producers, including us, appealed the ITC’s negative final injury determinations to the CIT. Moreover, on December 12, 2002, several U.S. steel producers, including us, appealed the DOC’s final dumping determination with respect to Cold-Rolled Steel from Taiwan to the CIT.

In addition to the foregoing antidumping and countervailing duty proceedings to which we have been a party, on March 5, 2002, the President ordered relief in the form of increased tariffs on imports of cut-to-length plate, Hot-Rolled Steel, Cold-Rolled Steel, Corrosion-Resistant Steel, and tin-mill products and a tariff-rate quota on imports of slab pursuant to Section 201 of the Trade Act of 1974. The President excluded imports from certain of our Free Trade Agreement partners and certain developing countries from the relief ordered. Moreover, numerous parties have requested exclusions of specific products from the relief. Proceedings for the consideration of such exclusion requests will be conducted in each year in which the relief remains in effect. In the first round of exclusion requests, a number of the requests were granted, which resulted in a weakening of the effectiveness of the relief for certain product areas. A second round of exclusion requests is currently underway. We are participating in all phases of the proceedings before the United States Trade Representative and the DOC in which parties are requesting such exclusions and remains active in opposing unjustified requests. Furthermore, the governments of the European Communities, Japan, Korea, the People’s Republic of China, Switzerland, Norway, New Zealand, and Brazil all requested the establishment of a dispute settlement panel to review the relief ordered by the President pursuant to the WTO’s dispute settlement mechanism. On July 25, 2002, the WTO appointed a single panel to rule on all of these challenges to the relief. The WTO panel is currently scheduled to issue its final report by the end of April 2003. On November 11, 2002, Taiwan also requested WTO consultations with the United States regarding the relief ordered by the President. However, Taiwan has not yet requested the establishment of a dispute settlement panel to rule on its challenge. Additionally, one foreign steel producer commenced a challenge against the relief ordered by the President with respect to tin-mill products in the CIT. In that case, the CIT dismissed one count of the complaint on August 9, 2002 and dismissed the remaining count on September 5, 2002. On October 8, 2002, the foreign producer that commenced the challenge in question appealed the CIT’s August 9, 2002 decision to the CAFC.

Pension Benefit Guaranty Corporation v. National Steel Corporation

On December 6, 2002 the PBGC filed a Complaint in the District Court against National Steel Corporation seeking an order (i) terminating certain pension plans sponsored by us, (ii) appointing the PBGC as the statutory trustee of these pension plans, (iii) establishing December 6, 2002 as the termination date of the pension plans and (iv) requiring us to deliver to the PBGC all records, assets, property and documents related to these pension plans. The pension plans covered by the litigation are the National Steel Corporation Retirement Program; the National Steel Corporation Pension Plan—Hourly Employees; the Granite City United Steelworkers of America Pension Plan; the Granite City Pension Plan for Chemical Workers, Bricklayers, Hodcarriers, Blacksmiths and Watchmans Union; the Weirton Retirement Program; the National Steel Pellet Company Pension Plan for Hourly Wage Employees; and the Pension Plan for Salaried Employees of National Steel Pellet Company. We have filed an answer and certain unions representing employees of National Steel have filed motions to intervene. The Court has stayed all other proceedings in the litigation pending its decision on the motions to intervene. If the PBGC succeeds in having the pension plans terminated, certain preliminary claims made by the PBGC in our Chapter 11 Bankruptcy Case that were contingent upon termination of the plans would become actual claims. These claims would be processed in the normal course of the Chapter 11 Bankruptcy Case. While the amount of the PBGC’s claims is subject to several variables in connection with the proceedings, the Bankruptcy Court could place a value on the claims in the range of $760 million to $1.6 billion. Upon termination of the Plans, the Company expects that the vast majority of claims asserted by the PBGC will be unsecured claims, and will be subject to a plan of reorganization.

Donner Hanna Coke Plant

The Donner Hanna coke plant was operated from approximately 1920 to 1982, for the majority of that time as a corporation jointly owned by The Hanna Furnace Corporation (“Hanna Furnace”), a subsidiary of National Steel Corporation, and LTV Steel Company, Inc. (or its predecessor) (collectively “LTV”). In 1989 and 1990, the plant was demolished and, until the third quarter of 2002, Hanna Furnace and LTV each had a 50% ownership share in the property.

For years, Hanna Furnace participated in a voluntary effort with LTV to perform a site cleanup at Donner Hanna, with a goal of eventually transferring ownership of the property to either the City of Buffalo (the “City”) or a third party. A significant amount of site assessment work was completed during this time.

In the spring of 1999, contamination was discovered on certain properties in the vicinity of the Donner Hanna coke plant which had been transferred by LTV and Hanna Furnace to the Buffalo Urban Renewal Agency (“BURA”) in 1992. These properties are located in a residential housing development commonly known as the Hickory Woods Subdivision. Several of the properties have had houses constructed on them, while several others remain vacant. Contamination also was discovered on a berm constructed on the Donner Hanna coke plant property by BURA pursuant to an easement granted by LTV and Hanna Furnace.

On September 3, 1999, Hanna Furnace and LTV filed suit in the U.S. District Court for the Western District of New York against the City and BURA (the “WDNY Litigation”) arising from defendants’ placement of hazardous substances within a berm on the site of the former Donner Hanna coke plant. Hanna Furnace and LTV sought $3 million to remove the berm and an unspecified amount of other damages, response costs, attorneys fees, and injunctive relief and asserted claims under CERCLA, breach of contract, and common law. On December 13, 1999, the City and BURA asserted counterclaims, alleging that Hanna Furnace and LTV disposed of wastes both on the coke plant property and on properties in the Hickory Woods Subdivision. The City and BURA’s counterclaims sought an unspecified amount of response costs, compensatory damages, injunctive relief and attorney fees, plus punitive damages of $250 million, based on CERCLA and New York statutory and common law.

In the spring of 2000, Hanna Furnace, LTV, and BURA entered into an Administrative Order on Consent with the United States Environmental Protection Agency (“EPA”), wherein they agreed to conduct a removal action on certain vacant lots in the Hickory Woods Subdivision sold to BURA by LTV and Hanna Furnace and to reimburse EPA for certain oversight costs. The cost estimate to conduct the removal action is approximately $600,000, and the estimated oversight costs are approximately $30,000. Hanna Furnace, LTV, BURA, and the City entered into a cost allocation agreement describing the parties’ responsibilities, as between themselves, for the removal costs and the oversight costs. Under the terms of that agreement, BURA and/or the City must pay $100,000 of the first $600,000 of removal costs, and Hanna Furnace and LTV are responsible for the other $500,000 of the first $600,000 of removal costs. If the removal costs exceed $600,000, then BURA and/or the City pay one-half of all removal costs in excess of $600,000, and Hanna Furnace and LTV are responsible for the other one-half of the excess removal costs. With regard to EPA response and oversight costs, BURA and/or the City pay one-third of such costs, and LTV and Hanna Furnace are responsible for the other two-thirds of such costs. As between LTV and Hanna Furnace, they are each responsible to pay one-half of the companies’ obligation under the agreement. To date, the vacant lots have been stabilized, but EPA has not required the parties to implement the removal action.

During the second half of 2000, EPA conducted a soil sampling program for more than 80 properties in the Hickory Woods Subdivision, including some of the properties that were transferred by LTV and Hanna Furnace. The data from this sampling program was evaluated by the New York State Department of Health (“DOH”). DOH concluded that a few of the properties merit further investigation, but generally the soils in the Hickory Woods Subdivision do not pose an unacceptable risk to human health. The City and BURA retained an independent group of scientists to conduct a peer review of the DOH study. It appears that the peer review generally supports the DOH study, but believes that there are several areas of potential exposure that merit further study.

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

On October 23, 2002, the U.S. District Court for the Western District of New York entered a Consent Order among LTV, Hanna Furnace, the City, and BURA. In accordance with this Consent Order:

•	Hanna Furnace and LTV transferred the former Donner Hanna Coke plant and other specified properties owned by LTV (collectively the “Properties”) to Steelfields LLC (“Steelfields”), an independent third-party developer.

•	Hanna Furnace and LTV placed $16.5 million in an escrow account, to be drawn from for remediation of the Properties by Steelfields. Of this amount, Hanna Furnace paid $7.75 million, 43% of which was reimbursed by its insurers under an environmental insurance litigation settlement agreement. LTV paid $2,187,500 cash and assigned the rights to $6,562,500 of its insurance settlement into the escrow, for a total of $8.75 million.

•	Steelfields agreed to remediate the Properties pursuant to a voluntary cleanup agreement with New York Department of Environmental Conservation (“NYDEC”) and an approved workplan. Steelfields will draw money from the escrow account per a schedule. If Steelfields defaults in its obligations, the balance of the escrow will go to NYDEC to complete the work.

•	Steelfields agreed to indemnify Hanna Furnace and LTV from all post-closing liabilities regarding the Properties.

•	NYDEC released Hanna Furnace (as well as its parents & affiliates) and LTV for all liabilities regarding existing environmental conditions at the Properties, and provided contribution protection from other PRPs with respect to the Properties.

•	The City and BURA discharged Hanna Furnace (as well as its parents and affiliates) and LTV from all liabilities at the Properties and adjacent residential properties, and the parties dismissed with prejudice all claims and counterclaims in the WDNY Litigation.

Environmental Regulatory Enforcement Proceedings

From time to time, we are involved in proceedings with various regulatory authorities relating to violations of environmental laws and regulations which may require us to pay various fines and penalties, comply with applicable standards or other requirements or incur capital expenditures to add or change certain pollution control equipment or processes. The more significant of these proceedings which are currently pending are described below:

Granite City Division—IEPA Violation Notice. On October 18, 1996, the IEPA issued a Violation Notice alleging (1) releases to the environment between 1990 and 1996; (2) violations of solid waste requirements; and (3) violations of the NPDES water permit limitations, at our Granite City Division. No demand or proposal for penalties or other sanctions was contained in the Notice; however, the Notice does contain a recommendation by IEPA that we conduct an investigation of these releases and, if necessary, remediate any contamination discovered during that investigation. We submitted a written response to the Notice on December 4, 1996 and met with IEPA on December 18, 1996. We submitted certain additional information requested by IEPA in 1997. IEPA has not responded to us since receiving this additional information.

Release of Acid to Granite City Regional Wastewater Treatment Plant. On October 14, 1999 the Granite City Regional Wastewater Treatment Plant (the “Granite City POTW”) issued a Notice of Violation (“NOV”) to our Granite City Division. The NOV alleges that we discharged significant quantities of concentrated acid into the Granite City POTW without a permit and in violation of the Granite City POTW’s Sewer Use Ordinance. No penalty demand was included in the NOV, although it alleges that we are responsible for (i) all costs incurred by the Granite City POTW in investigating and monitoring these alleged violations and (ii) all costs to inspect, repair or replace any portion of the Granite City POTW facility that was damaged by these discharges. We have implemented actions to minimize the potential for the release of process wastewater to the Granite City POTW and submitted a response to the NOV on

November 11, 1999. On February 25, 2000, the Illinois Emergency Management Agency (“IEMA”) issued an NOV to us, alleging that our reporting of the release of acid to the POTW (as well as an unrelated release of coke oven gas), was not as timely as required under applicable law. On April 14, 2000, we received a request for information pursuant to Section 104(e) of CERCLA from the U.S. Environmental Protection Agency seeking information regarding this release. We responded to this request on May 12, 2000.

Detroit Water and Sewerage Department NOVs. From November 25, 1998 to September 6, 2001 the Detroit Water and Sewerage Department (“DWSD”) issued numerous NOVs to our Great Lakes Division alleging that our discharge to the DWSD contained levels of zinc, cyanide and mercury in excess of the permitted limits. On November 9, 2001, this matter was resolved through the execution of an Administrative Consent Order between National Steel and DWSD. Pursuant to the terms of this Order, we developed and submitted a plan for further control of mercury discharges through the installation of additional controls, while simultaneously working to reduce mercury in the discharge through maintenance and operational changes. National Steel and DWSD have recently reached an agreement in principle to enter into an new Administrative Consent Order pursuant to which we would have a three month period to demonstrate compliance with the mercury standard following completion of the scheduled maintenance and operational changes. If compliance is not achieved through these means, we would submit a compliance plan involving additional control equipment. In either case, we have agreed to evaluate additional mercury controls in anticipation of more stringent mercury limits potentially being mandated in the future.

Proofs of Claim—United States Environmental Protection Agency. On November 6, 2002, the Department of Justice, on behalf of the United States Environmental Protection Agency, filed Proofs of Claim against National Steel and certain of our subsidiaries. The Proofs of Claim include alleged violations at our Great Lakes, Midwest and Granite City Divisions of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Emergency Planning and Community Right to Know Act (“EPCRA”), the Clean Air Act (“CAA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act (“CWA”) and the Toxic Substances Control Act (“TSCA”) and alleged liability for environmental oversight costs and response costs under CERCLA. The Proofs of Claim for the above referenced violations assert claims for civil penalties in an amount up to the penalty amount provided for under the applicable statute and also seek certain injunctive relief. The Proofs of Claim also allege that our Great Lakes and Granite City Divisions are hazardous waste treatment, storage, management and/or disposal facilities, which would trigger RCRA permitting and corrective action for these Divisions. We deny these specific allegations and are in the process of attempting to negotiate a resolution of all claims raised in the Proofs of Claim.

For a discussion of our Superfund and other cleanup liabilities see “Environmental Matters” under Item 1, “Business”.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Registrant

The following sets forth certain information with respect to our executive officers. Executive officers are elected by our Board of Directors, generally at their first meeting after each annual meeting of stockholders. Our officers serve at the discretion of the Board of Directors and are subject to removal at any time.

Mineo Shimura, Chairman and Chief Executive Officer. Mr. Shimura, age 51, has been a director of the Company since April 21, 1997. He was elected Chairman of the Board and Chief Executive Officer effective as of September 27, 2002. Prior to being elected to that position, Mr. Shimura served as a senior executive for various U.S. affiliates of NKK and held the following positions with NKK affiliates: President of NUF LLC (a finance company), President of NKK America, Inc. (a service company), President of NKK U.S.A. Corporation (a holding company), President of NKK Windsor Corporation (a finance company) and President of Galvatek Ontario Corporation (a holding company).

John A. Maczuzak, President and Chief Operating Officer. Mr. Maczuzak, age 61, joined National Steel as Vice President and General Manager—Granite City Division in May 1996. He was elected Executive Vice President and Acting Chief Operating Officer in August 1996 and assumed his present position in December 1996. Mr. Maczuzak was formerly employed by ProTec Coating Company as General Manager and USS/Kobe Steel Company as Vice President of Operations and has more than 37 years of broad-based experience in the steel industry.

Kirk A. Sobecki, Senior Vice President and Chief Financial Officer. Mr. Sobecki, age 41, joined National Steel in January 1999 as Corporate Controller. He was elected Vice President and Corporate Controller in November 2001 and assumed his present position in March 2002. From September 1997 to December 1998, he served as Chief Financial Officer of Luitpold Pharmaceuticals, Inc. From June 1986 to August 1997 Mr. Sobecki held various positions with Zimmer, Inc., a Division of Bristol-Myers Squibb, including Director of Finance/Controller from 1995 to 1997.

Ronald J. Werhnyak, Senior Vice President, General Counsel and Secretary. Mr. Werhnyak, age 57, became National Steel’s Senior Counsel in January 1996. He was elected Acting General Counsel and Secretary in August 1998, Vice President, General Counsel and Secretary in December 1998, and to his current position in March 2002.

John L. Davis, Vice President—Purchasing, Information Technology and Engineering. Mr. Davis, age 48, joined National Steel Corporation in 1995. He has held various positions of increasing responsibility including Director—Strategic Planning, Coordinating Director—Environmental and Technology Services and General Manager—Information Technology and Engineering. Mr. Davis assumed the responsibility for the purchasing function in January 2001. He was elected to his current position in March 2001.

Stephen G. Denner, Vice President—Research and Technology. Dr. Denner, age 52, began his career with National Steel Corporation in 1983. His most recent positions have been General Manager of Technology from March 1995 to December 1999 and General Manager of Technology Planning and Coordination from December 1999 until May 2000. Dr. Denner assumed his current position in May 2000.

Tamara J. Freeman, Vice President Administration. Ms. Freeman, age 45, began her career with National Steel in 1980. She has held various positions in the Financial and Human Resource organizations including Director—Personal Services and Employee Benefits from August 1996 to October 2000 and General Manager—Safety, Health and Employee Welfare from November 2000 to June 2002. Ms. Freeman was appointed to her present position in July 2002.

Michael D. Gibbons, Vice President and General Manager—Granite City Division. Mr. Gibbons, age 52, joined National Steel Corporation in 1973. He served in various capacities at the Company’s Granite City Division including Controller from February 1995 to May 2000. Mr. Gibbons served as the Company’s Acting Chief Financial Officer from December 1997 to August 1998 and assumed his current position in May 2000.

Daniel B. Joeright, Vice President and General Manager—Regional Division. Mr. Joeright, age 56, joined National Steel Corporation in May 1991. He served as Director—Cold Roll Operations until December 1998 when he was appointed to the position of Plant Manager—Finishing for the Regional Operations. Mr. Joeright had twenty years of experience with another steel producer prior to joining National Steel Corporation. He was elected to his current position in May 2000.

William E. McDonough, Vice President and Treasurer. Mr. McDonough, age 44, began his career with National Steel in 1985 in the Financial Department. He has held various positions of increasing responsibility including Manager, Treasury Operations, Assistant Treasurer and Treasurer and was elected to his present position in November 2001.

Scott J. Montross, Vice President Sales. Mr. Montross, age 38, began his career with National Steel in 1990. He has held various positions in the Commercial organization, including Manager Sheet Sales—Chicago DSO from July 1997 to September 2000 and General Manager of Sheet Sales from October 2000 to July 2002. Mr. Montross was appointed to his present position in July 2002.

Lawrence F. Zizzo, Jr., Vice President Human Resources. Mr. Zizzo, age 54, began his career with National Steel in 1978. He has held various positions in the Human Resources organization, including Director of Human Resources at the Great Lakes Division from March 1991 to November 1998 and Regional Director of Human Resources from December 1998 to January 2000. Mr. Zizzo was appointed to his present position in February 2000.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

National Steel Corporation’s Class B Common Stock was traded on the New York Stock Exchange (“NYSE”) until March 12, 2002 under the symbol “NS”. After the NYSE delisted our Class B common stock, the stock began being quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “NSTLB.” OTCBB quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table sets forth, for the periods indicated, the high and low sales prices of the Class B Common Stock on a quarterly basis as reported on the NYSE Composite Tape and the OTCBB.

Period	High	Low
2002
First Quarter	$1.77	$0.16
Second Quarter	0.24	0.14
Third Quarter	0.17	0.05
Fourth Quarter	0.16	0.095
2001
First Quarter	$2.81	$1.25
Second Quarter	2.90	1.56
Third Quarter	2.22	1.12
Fourth Quarter	1.97	0.87

As of December 31, 2002, there were approximately 235 registered holders of Class B Common Stock. (See Note 3 to the Consolidated Financial Statements for further discussion.) During the first three quarters of 2000, we paid quarterly dividends of $0.07 per common share (or an annual total of $0.21 per common share). We did not pay dividends in the fourth quarter of 2000 or during 2001 and 2002. We will not pay dividends during 2003. Dividends are restricted under the Company’s debtor-in-possession credit facility.

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

The asset value of the VEBA Trust was $75.9 million at December 31, 2002 and $97.2 million at December 31, 2001. No matching dividend contribution to the VEBA Trust was required for the years ended December 31, 2002, 2001 and 2000 and $5.5 million was withdrawn from the VEBA Trust in 2001 and 2000.

Certain debt and lease agreements include restrictions on the amount of stockholders’ equity available for the payment of dividends. Under these agreements, the Company was prohibited from declaring or paying dividends at December 31, 2002.

Currently, it is not possible to predict with certainty the length of time that we will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. National believes that any recovery by its stockholders under any Chapter 11 plan appears unlikely.

Equity Compensation Plan Information

The following table presents certain information about the Company’s equity compensation plan as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,441,065	$6.29	2,031,795

Equity compensation plans not approved by security holders	—	—	—

Total	1,441,065	$6.29	2,031,795

Item 6.    Selected Financial Data

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in millions, except per share data)
Statement of Operations Data
Net sales	$2,609	$2,492	$2,979	$2,954	$2,936
Cost of products sold	2,476	2,649	2,792	2,671	2,579
Depreciation	161	168	153	140	129
Gross margin	(28)	(325)	34	143	228
Selling, general and administrative expense	117	149	151	148	154
Other items	(7)	(16)	—	—	(27)
Income (loss) from operations	(135)	(455)	(114)	(3)	102
Reorganization items	51	—	—	—	—
Financing costs, net	25	67	37	28	11
Income (loss) before income taxes, extraordinary items and cumulative effect of accounting change	(207)	(519)	(137)	(31)	93
Extraordinary items	—	(2)	—	—	—
Cumulative effect of accounting change	—	17	—	—	—
Net income (loss)	(149)	(652)	(130)	(29)	89
Net income (loss) applicable to common stock	(149)	(652)	(130)	(29)	89
Basic per share data:
Income (loss) before extraordinary items and cumulative effect of accounting change	(3.60)	(16.16)	(3.14)	(0.69)	2.06
Net income (loss)	(3.60)	(15.79)	(3.14)	(0.69)	2.06
Diluted earnings (loss) per share applicable to common stock	(3.60)	(15.79)	(3.14)	(0.69)	2.06
Cash dividends paid per common share	—	—	0.21	0.28	0.28

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in millions, except per share data)
Balance Sheet Data
Cash and cash equivalents	$2	$1	$2	$58	$138
Working capital (deficit)	372	(78)	179	361	333
Net property, plant and equipment	1,257	1,385	1,517	1,446	1,271
Total assets	2,209	2,308	2,565	2,749	2,505
Current maturities of long-term obligations	—	29	28	31	30
Long-term obligations	—	810	523	556	286
Liabilities subject to compromise	2,646	—	—	—	—
Stockholders’ equity (deficit)	(905)	(311)	718	853	852

Other Data
Shipments (net tons, in thousands)	5,319	5,904	6,254	6,110	5,587
Raw steel production (net tons, in thousands)	5,755	5,993	6,138	6,250	6,087
Effective capacity utilization	87%	90%	93%	97%	92%
Number of employees (year end)	8,229	8,342	9,283	9,395	9,230
Purchases of property, plant and equipment including capitalized leases	$39	$52	$225	$332	$171
Common shares outstanding at year end (in thousands)	41,288	41,288	41,288	41,288	42,178

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

National Steel Corporation is a domestic manufacturer engaged in a single line of business, the production and processing of steel. We target high value-added applications of flat rolled carbon steel for sale primarily to the automotive, construction and container markets. We have two principal divisions: The Granite City Division which is a fully integrated steelmaking facility located near St. Louis; and The Regional Division comprised of Great Lakes, a fully integrated steelmaking facility located near Detroit, and Midwest, a steel finishing facility located near Chicago. These two divisions have been aggregated for financial reporting purposes and represent our only reportable segment—Steel (See Note 4 to the Consolidated Financial Statements for further discussion.)

Overview

On March 6, 2002, National Steel Corporation and forty-one of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court. The case was assigned to Judge John H. Squires and is being jointly administered under case number 02-08699. Certain majority owned subsidiaries of National Steel Corporation have been excluded from the Chapter 11 filings. We also obtained Bankruptcy Court approval of a $450 million Secured Super Priority Debtor In Possession (“DIP”) Credit Agreement with the existing senior secured bank group, which combined with other actions has been used to fund post-petition operating expenses as well as supplier and employee obligations.

Historically low steel selling prices in 2001 and a weak economy impeded our ability to service our debt and make investments in the business necessary for continued growth. We worked diligently to reduce costs during these difficult times. In 2001, we reduced our costs by approximately $150 million compared to the prior year and inventory reductions exceeded $130 million. Despite our cost reduction activities, idling of production facilities, and our focus on value-added shipments, these efforts were not enough to overcome the injury to us and the steel industry caused by the lingering effects of the record levels of unfairly traded steel imports and the downturn in the economy that have led to depressed steel selling prices. We filed for protection under Chapter 11 in order to obtain the necessary time to stabilize our finances and to attempt to develop a plan of reorganization.

Our financial results discussed below have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and settlement of liabilities in the normal course of business and do not reflect adjustments that may result if we are unable to continue as a going concern. The Consolidated Financial Statements contained herein have been prepared in accordance with the AICPA’s Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires us to segregate liabilities subject to compromise by the Court as of the bankruptcy filing date and to identify all transactions and events that are directly associated with our reorganization. A significant portion of the liabilities recorded at December 31, 2002 is reflected as subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest expense will only be recognized on long-term obligations that are believed to be fully secured.

Under bankruptcy law, actions by creditors to collect amounts owed by us at the filing date are stayed and other pre-petition contractual obligations may not be enforced against us, without approval by the Bankruptcy Court to settle these claims. At the outset of the Chapter 11 cases, we received approval from the Bankruptcy Court to pay certain of our pre-petition claims, including employee wages and certain employee benefits. In addition, we have the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. On May 24, 2002, we filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by our books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Bankruptcy Court set August 15, 2002 as the deadline for creditors (other than governmental units) to file proofs of claim. Differences between amounts scheduled by National Steel Corporation and claims by creditors will be investigated and resolved in connection with our claims resultion process. That process has commenced, but in light of the number of claims filed, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

The United States Trustee has appointed an unsecured creditors committee. An Ad Hoc Committee of First Mortgage Bondholders has also been formed. These committees and their legal representatives have a right to be heard on all matters that come before the Court, and are the primary entities with which we will negotiate the terms of a plan of reorganization. There can be no assurance that these committees will support our positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements between us and these committees could protract the bankruptcy proceedings, could negatively impact our ability to operate during bankruptcy and could delay our emergence from bankruptcy.

At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and security holders or when we will be able to emerge from Chapter 11. Our future results are dependent upon our confirming and implementing, on a timely basis, a plan of reorganization.

On December 6, 2002, the PBGC filed a complaint in District Court alleging there was sufficient cause under applicable laws to terminate seven of the eight pension plans of National Steel Corporation and its subsidiaries. The complaint requests, among other things, that the PBGC be appointed as the Plans’ trustee and December 6, 2002 be established as the Plans’ termination date. We and other parties are contesting the PBGC’s proposed actions. The District Court has not yet set a date to rule on the PBGC complaint. In accordance with the Financial Accounting Standards Board Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), the PBGC’s actions require us to recognize a curtailment loss in the first quarter of 2003 of approximately $106 million. Should the PBGC be successful in terminating the Plans, we would be required to transfer administration responsibilities for the plans and transfer ownership of the plans’ assets to the PBGC. SFAS 88 would require us to record a settlement loss upon termination estimated to be $760 million to $1.6 billion. Upon termination of the Plans, the Company expects that the vast majority of claims asserted by the PBGC will be unsecured claims, and will be subject to a plan of reorganization.

On January 9, 2003, we entered into an Asset Purchase Agreement with US Steel for the sale of substantially all of our principal steel making and finishing assets. This transaction was valued at approximately $950 million, consisting primarily of cash, but including up to $100 million of US Steel common stock and the assumption of certain liabilities approximating $200 million. This transaction was subject to a number of conditions, including approval of the Bankruptcy Court, and the execution and ratification of a new collective bargaining agreement by the United Steelworkers of America satisfactory to US Steel for the National Steel employees who would become employees of US Steel. A motion to approve procedures related to this transaction was scheduled to be held in the Bankruptcy Court on January 30, 2003. Prior to that hearing, we received a competing bid from AK Steel. Following further negotiations among the parties, on January 30, 2003, we entered into an Asset Purchase Agreement with AK Steel for the sale of substantially all of our principal steelmaking and finishing assets, as well as National Steel Pellet Company, the Company’s iron ore pellet operations in Keewatin, Minnesota. This transaction is valued at approximately $1.125 billion, consisting of $925 million of cash and the assumption of certain liabilities approximating $200 million. The transaction is subject to a number of conditions, including approval of the Bankruptcy Court, and the execution and ratification of a new collective bargaining agreement by the United Steelworkers of America satisfactory to AK Steel for the National Steel employees who would become employees of AK Steel. The Asset Purchase Agreement is also subject to higher and better offers submitted in accordance with the bidding procedures approved by the Bankruptcy Court under Sections 363 and 365 of the Bankruptcy Code on February 6, 2003, as modified by the Bankruptcy Court on March 25, 2003. Under these bidding procedures, bids must be submitted no later than April 10, 2003, and if one or more bids are determined to be Qualified bids under the bidding procedures, an auction is expected to be conducted on April 16, 2003. On February 26, 2003, we were notified that the Justice Department was terminating the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the AK Steel transaction.

On February 28, 2003, the Company entered into an agreement to sell its equity interest in National Robinson, L.L.C. to Robinson Steel Co., Inc. for approximately $3.5 million of cash.

On March 18 2003, the Bankruptcy Court approved our motion to terminate the Pension Plan for Hourly Employees of American Steel Corporation. An application has been submitted to the Internal Revenue Service and the Pension Benefit Guaranty Corporation for approval of the plan termination. SFAS 88 curtailment and settlement charges upon termination are currently estimated to be $0.6 million.

Results of Operations

Comparative operating results for the three years ended December 31, are as follows:

	2002	2001	2000
	(Dollars and tons in millions)
Net sales	$2,609.4	$2,492.3	$2,978.9
Loss from operations	(134.5)	(454.5)	(114.4)
Net loss	(148.7)	(652.1)	(129.8)
Tons shipped	5.319	5.904	6.254

Year ended December 31, 2002 as compared to 2001

Net Sales

Net sales for 2002 increased $117.1 million, or 4.7%, compared to the prior year. This increase resulted from a $65 per ton, or 16.3%, increase in average selling prices. This increase was partially offset by a 585,000 ton, or 9.9%, decrease in shipment volume. Average selling prices increased throughout the year primarily due to a combination of higher market prices, and a shift in our mix of products toward value-added coated product and away from commodity grade hot-rolled and non-prime products.

Loss from Operations

We reported an operating loss of $134.5 million for 2002 compared to an operating loss of $454.5 million in the prior year. Several factors contributed to the improvement as shown below:

•	The impact of the aforementioned reduction in shipping volumes, favorable shift in product mix and the higher selling prices for our steel products.

•	Higher production volumes on our finishing units and at our pellet production facility favorably impacted our 2002 results by $39 million as compared to the prior year. Some significant changes in operating levels include:

•	Pellet production at our NSPC production facility increased by 1,080,000 tons or 25% as compared to the prior year. The facility resumed production on January 1, 2002 after being idled in the fourth quarter of 2001.

•	Production at our galvanizing lines at Great Lakes and Midwest increased by 24% as compared to the prior year. This increase partially offset the continued idling of one of our blast furnaces at Great Lakes for all of 2002.

•	Natural gas, electric, coke and pellet costs were lower than the prior year by approximately $60 million mainly due to the abnormally high prices in the first half of the year 2001 and rejection of unfavorable contracts. These improvements were partially offset by higher scrap prices which were $13 million higher than the prior year.

•	We recorded a charge of approximately $8 million for potentially uncollectible accounts receivable from various customers, representing a decrease of approximately $14 million as compared to the year earlier period.

Reorganization Items

Reorganization items are comprised of items of income, expense and loss that were realized or incurred by us as a direct result of our decision to reorganize under Chapter 11 of the Bankruptcy Code. Such items for the year 2002 consisted of the following:

Dollars in millions
Professional fees	$20.7
Write-down of deferred financing costs	2.3
Provision for rejected derivative contract	1.3
Provision for potential additional costs on long-term agreements	26.1
Gain on sale of equity interest in DNN Galvanizing Limited Partnership	(0.3)
Vendor settlements	(2.7)
Other	3.2

$50.6

Net Gain on Disposal of Non-Core Assets

During 2002 and 2001, we sold certain non-core assets and recorded net gains on the disposals. During 2002, we sold undeveloped land located in Corpus Christi, Texas. The net gain that we recognized in 2002 was $3.3 million. During 2001, we received a final payment related to the sale of our equity interest in the Presque Isle Corporation (“Presque Isle”), sold property and certain assets related to an idled pickling operation, and sold property and certain assets related to our Granite City Division building products line and certain trademarks used in that business. The combined net gain that we recognized in 2001 was $3.0 million.

Net Financing Costs

Net financing costs decreased $42.2 million in 2002 as compared to the prior year. The decrease relates primarily to interest on unsecured debt that was not charged to earnings in 2002 in accordance with SOP 90-7.

Income Taxes

During 2002, we recorded an income tax benefit of $57.9 million. On March 9, 2002, President Bush signed the Job Creation and Work Assistance Act of 2002 (the “Act”). This new act, among other provisions, provides for the carryback of net operating losses (“NOLs”) from two years to five years for NOLs arising in 2001 and 2002. We were able to carry back our loss recorded during 2001 to the 1996 through 1998 tax years when we paid an alternative minimum tax. This carryback allowed us to recover the entire amount of alternative minimum taxes paid during those prior taxable years resulting in a refund of $53.2 million. A tax benefit was also recorded in 2002 upon the closure of open tax years and the conclusion of a federal tax audit.

During 2001, we recorded a non-cash expense of $148.8 million. After reviewing our future taxable income and tax planning strategies, we determined that a decrease in our deferred tax assets was necessary.

Extraordinary Item

During 2001, we closed on a new $465 million Credit Facility secured by both accounts receivable and inventory which was scheduled to expire in September 2004. The Credit Facility replaced our previous $200 million Receivable Purchase Agreement with an expiration date of September 2002 and the $200 million Inventory Facility with an expiration date of November 2004. As a result, we recorded an extraordinary charge of $2.0 million with respect to the write-off of unamortized debt issuance costs in connection with the extinguishment of debt. (See Note 9 to the consolidated financial statements for additional information.)

Change in Accounting Principle

Effective January 1, 2001, we changed our method of accounting for investment gains and losses on pension assets used in the calculation of net periodic pension cost. The cumulative effect of this change on prior periods was a benefit of $17.2 million. (See Note 9 to the consolidated financial statements for additional information.)

Year ended December 31, 2001 as compared to 2000

Net Sales

Net sales for 2001 decreased $486.6 million, or 16%, compared to the prior year. This decrease resulted from a $57 per ton, or 13%, reduction in average selling prices and a 350,000 ton, or 6%, decrease in shipment volume. Average selling prices continued to decline throughout the year primarily due to a combination of depressed market prices and, to a lesser extent, a shift in our mix of products sold away from higher-priced value-added coated product toward lower-priced commodity grade hot-rolled and non-prime products. General economic conditions as well as the continuing impact of high levels of low-priced imported steel products and the resulting high inventory levels at our customers adversely affected the demand, mix, and market price for our steel products.

Loss from Operations

We reported an operating loss of $454.5 million for 2001 compared to an operating loss of $114.4 million in the prior year. Several factors contributed to the increased loss from operations:

•	The impact of the aforementioned reduction in shipping volumes, unfavorable shift in product mix and the lower selling prices for our steel products.

•	The underabsorption of fixed costs related to lower production volumes of approximately 6% on our primary and finishing units adversely impacted our 2001 results by $85 million as compared to the prior year. Some significant changes in operating levels include:

•	The temporary idling of our narrow galvanizing line at Midwest in the second quarter of 2001.

•	The temporary idling of one of our blast furnaces at Great Lakes in the fourth quarter of 2001. This outage had the affect of reducing production levels of downstream finishing units at Great Lakes.

•	The extended outage and idling of our NSPC production facility in the fourth quarter of 2001. We resumed production on January 1, 2002.

•	Natural gas costs exceeded the prior year by approximately $43 million mainly due to the abnormally high prices in the first half of the year. However, reduced pricing for other raw materials, including scrap and zinc, partially offset the adverse affect of the natural gas pricing by $17 million as compared to the prior year.

•	Depreciation expense increased approximately $15 million compared to the prior year due primarily to the full year affect of the hot dip galvanizing facility at Great Lakes that began production at the end of the second quarter of 2000.

•	We recorded a charge of approximately $22 million for potentially uncollectible accounts receivable from various customers, representing an increase of approximately $14 million as compared to the year earlier period.

•	Our OPEB expense related to medical and life insurance benefits provided to eligible retirees and their dependents was $91.0 million representing an increase of $15.4 million as compared to the prior year. We increased our assumed health care cost trend rate for the year immediately following the measurement date to 9.25%, an increase of 1.65% over the prior year.

Our successful cost reduction activities served to partially offset these unfavorable impacts. Our cost reduction efforts resulted in savings of approximately $150 million or $25 per ton shipped compared to our performance in the prior year. Our production costs were reduced by approximately $117 million and Selling, General and Administrative expenses were reduced by approximately $17 million (excluding the unfavorable charge for uncollectible accounts receivable). Labor costs, material expenses, and other spending were the primary drivers of the reduction. Some of our accomplishments include the reduction of overtime by over 32% compared to average levels in the prior year, the reduction of approximately 1,000 employees, which is 11% of our workforce, and reductions in other spending. In addition, we recognized an aggregate of $15.9 million of unusual credits during 2001. These credits related to the sale of a natural gas derivative contract and favorable property tax settlements, partially offset by certain expenses related to a Staff Retirement Incentive Program for Salaried Non-Represented Employees and the write-off of a portion of a partially installed computer system (See Note 9 to the consolidated financial statements for additional information.)

Net Gain on Disposal of Non-Core Assets

During 2001 and 2000, we sold certain non-core assets and recorded net gains on the disposals. During 2001, we received a final payment related to the sale of our equity interest in the Presque Isle Corporation (“Presque Isle”), sold property and certain assets related to an idled pickling operation, and sold property and certain assets related to our Granite City Division building products line and certain trademarks used in that business. The combined net gain that we recognized in 2001 was $3.0 million. During 2000, we sold our 30% equity interest in Presque Isle and received proceeds of $16.9 million (net of expenses) and recognized a net gain of $15.1 million.

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

Extraordinary Item

During 2001, we closed on a new $465 million Credit Facility secured by both accounts receivable and inventory which was scheduled to expire in September 2004. The Credit Facility replaced our previous $200 million Receivable Purchase Agreement with an expiration date of September 2002 and the $200 million Inventory Facility with an expiration date of November 2004. As a result, we recorded an extraordinary charge of $2.0 million with respect to the write-off of unamortized debt issuance costs in connection with the extinguishment of debt. (See Note 9 to the consolidated financial statements for additional information.)

Change in Accounting Principle

Effective January 1, 2001, we changed our method of accounting for investment gains and losses on pension assets used in the calculation of net periodic pension cost. The cumulative effect of this change on prior periods was a benefit of $17.2 million. The net loss in 2001 was reduced by $6.7 million or $0.16 per share (basic and diluted) as a result of lower pension expense due to this accounting change. The net loss in 2000 would have been negatively impacted by $1.8 million or $0.04 per share (basic and diluted) had this accounting change been applied retroactively. (See Note 9 to the consolidated financial statements for additional information.)

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period (See Note 2 to the Consolidated Financial Statements for further discussion). On an on-going basis, we evaluate these estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies (See Note 2 to the consolidated financial statements), the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Asset Impairment

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we periodically evaluate our long-lived assets for impairment whenever indicators of impairment exist. Generally, we group assets at the facility level, which is the lowest level of the organization for which identifiable cash flows are independent of the cash flows of other assets and liabilities of the Company, for impairment testing.

We compared the estimated undiscounted future cash flows to the carrying value of the attributable long-lived assets. Our average long-lived assets are already two-thirds depreciated, accordingly the levels of cash flows necessary for recoverability are greatly reduced.

Our recoverability estimates are based essentially on static volume while pricing levels continue to grow at approximately 1-2% per annum through 2006 and then remain constant over the remaining average useful life of the long-lived assets. The highest annual average selling price per ton in this impairment model is approximately 2% lower than the average price per ton experienced before the high levels of low-priced imported steel began to flood the market in 1998. We further assume that cost reduction activities and improved efficiencies will reduce cost per ton by approximately 4% through 2003 and hold constant for the remainder of the assets’ average useful lives.

Additionally, the impairment analysis does not contemplate the asset purchase agreement with AK Steel or related fair value of long-lived assets which may be derived therefrom.

Pensions

We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis. Required cash contributions not made in 2002 were $230.3 million. No cash contributions were required under the Employee Retirement Income Security Act of 1974 for our pension plans during 2001. SFAS 87 and the policies we use, including the delayed recognition of gains and losses and the use of a calculated value of plan assets (which is further described below), generally reduce the volatility of pension expense due to changes in pension liability assumptions, demographic experience, and the market performance of the pension plan’s assets.

Our pension expense is significantly affected by the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets will be 9.25%, a reduction of 0.50% from the prior year. This assumption is based on reasonable long-term expectations as to the returns available on the underlying asset classes held by the pension trust. The assumed long-term rate of return on assets is applied to the market-related value of assets. This produces the expected return on plan assets component included in the pension expense. The difference between this expected return and the actual return on plan assets will be deferred in accordance with the amortization provisions of SFAS 87. Should actual returns be less than the expected returns, future pension expense would likely increase.

We use a September 30 measurement date. The discount rate, which is used to discount plan liabilities, reflects the current rate at which the pension liabilities could be effectively settled at the measurement date. In estimating this rate, we look to the Moody’s Average Aa-Rated Corporate Bonds index. At September 30, 2002, we determined this rate to be 6.75%, a reduction of 0.75% from the prior year.

On December 6, 2002, the PBGC informed National Steel Corporation that it would terminate all of the Company’s qualified pension plans, other than American Steel. The PBGC’s decision effectively eliminates the accrual of qualified defined benefits for all National Steel Corporation employees, which triggers curtailment accounting under SFAS 88. Since the event is probable, its effects are reasonably estimatable, and it produces a loss, the curtailment is to be recognized three months after the event. The SFAS 88 curtailment loss to be recognized during the first quarter of fiscal 2003 is estimated to be $106 million.

If the courts uphold the PBGC’s decision to involuntarily terminate these pension plans, SFAS 88 settlement accounting would also be triggered. Recognition of a SFAS 88 gain or loss resulting from a plan termination is not subject to the three month lag from the delayed measurement date. While the timing of the courts’ decision would impact the exact amount of the SFAS 88 settlement gain to be recognized, it is expected to fall between $280 and $320 million. Under these circumstances, the PBGC will concurrently submit claims against the

Company for the unfunded pension benefit obligations assumed. The bankruptcy court is projected to place a value on the PBGC’s total claims in the range of $760 million to $1.6 billion. Upon termination of the Plans, the Company expects that the vast majority of claims asserted by the PBGC will be unsecured claims, and will be subject to a plan of reorganization.

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

We use a September 30 measurement date. The discount rate, which is used to discount plan liabilities, reflects the current rate at which the retiree health care liabilities could be effectively settled at the measurement date. In estimating this rate, we look to the Moody’s Average Aa-Rated Corporate Bonds index. At  September 30, 2002, we determined this rate to be 6.75%, a reduction of 0.75% compared to the prior year.

The health care cost trend is used to project plan liabilities. While the ultimate health care cost trend reflects long-term expectations as to a sustainable growth rate for underlying health care costs, the initial health care cost trends reflect short-term expectations influenced by recent experience. At September 30, 2002, we determined the health care cost trend for 2003 to be 10%. The health care cost trend is then expected to decrease by 1% per year until an ultimate health care cost trend of 5% is reached in 2008. Under the prior year’s assumptions, the health care cost trend for 2003 was to be 8.25%, with an ultimate health care cost trend of 5.25% being reached in 2006.

Liabilities Subject to Compromise

SOP 90-7 requires that prepetition liabilities, including claims that become known after a petition is filed, be reported on the basis of the expected amount of the claim allowed rather than the amounts for which those claims might be settled. We have continued to prepare our financial statements as a going concern in accordance with accounting principles generally accepted in the United States on the basis that, until other information is available, recorded liability amounts represent our best estimate for potential allowed claims. It is reasonably possible that the amount of claims ultimately allowed by the Court could exceed the amounts presently recorded by amounts that are material to our financial position and results of operations. Also, the PBGC has filed a preliminary proof of claim with the court that is substantially larger than the pension liability recorded on our balance sheet. The PBGC uses different discount rates and mortality assumptions to determine the actuarial liability and, therefore, the funded status of our plan. The amount of the claim that the Court could allow could be materially in excess of those actuarially determined amounts disclosed in Note 6 to the Consolidated Financial Statements. Also a transaction involving the sale of a material amount of our operating facilities or a Court confirmed Chapter 11 plan will likely result in a material reduction in the carrying value of our long-lived assets.

Under provisions of SOP 90-7 interest is not accrued on secured claims if the value of the collateral is less than the principal amount of the secured claim. In addition, interest on unsecured claims does not accrue during bankruptcy proceedings. Interest at the stated contractual amount not charged to earnings in 2002 was approximately $41.5 million and primarily related to the First Mortgage Bonds and other debt obligations. The amount of claim the Court could allow could be materially different.

Allowance for Doubtful Accounts—Methodology

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit scores), we record a specific reserve for bad debts against outstanding amounts to reduce the net recognized receivable to the amount we reasonably believe will be collected. For customers that are highly leveraged (those customers whose value of debt exceeds equity by a predetermined ratio) and exceed a minimal risk threshold, we record a reserve representing our best estimate of potential losses from these customers in the aggregate. For all other customers, we recognize reserves for bad debts based on the general status of the economy and, specifically, the steel industry and past collections experience. The bankruptcy filing of some customers and current economic conditions within the United States, especially within the steel industry, have caused us to record a provision for doubtful accounts receivable of $7.9 million during 2002. At December 31, 2002 and 2001, the allowance for doubtful accounts represented 15% and 14% of outstanding trade accounts receivable, respectively. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

Postemployment Benefits

We provide workers’ compensation, disability, and other medical benefits for certain salaried and represented employees. We account for these costs in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS 112”). With respect to those costs for which we have sufficient information to reasonably estimate our future expenditures, we have accrued $73.0 million at December 31, 2002 which represents our best estimates of the probable cost for these benefits. This estimate has been developed based upon past history of actual payments for these benefits and in consultation with third parties that assist us in managing and settling the workers’ compensation costs. To the extent additional information arises, it is possible our best estimate of our probable liability for these costs may change. Such changes could have a material adverse effect on our earnings and financial position.

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

With respect to those claims for which we have sufficient information to reasonably estimate our future expenditures, we have accrued $14.2 million at December 31, 2002 which represents our best estimate of the probable cost for the resolution of these claims. This estimate has been developed in consultation with outside counsel that is handling our defense in these matters and is based upon a combination of litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimate of our probable liability in these matters may change. Since environmental laws are becoming increasingly more stringent, our expenditures and costs for environmental compliance may increase in the future.

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

One of our subsidiaries, The Hanna Furnace Corporation, is jointly liable with LTV Steel Company, Inc. for environmental clean-up and certain retiree benefit costs related to the closed Donner Hanna Coke plant. On

December 31, 2000, LTV filed for Chapter 11 protection under U.S. bankruptcy laws. During the fourth quarter of 2001, LTV announced their intentions to initiate an orderly liquidation in accordance with bankruptcy laws. As a result, in the fourth quarter in 2001, we recorded 100% of the obligation for the retiree benefit costs and recorded a charge of $3.6 million.

We have a 50% interest in a joint venture coating facility with Bethlehem and a 13% interest in a joint venture family health care facility with Bethlehem and another steel company. On March 13, 2003, Bethlehem Steel Corporation announced that it had signed an asset purchase agreement to sell substantially all of its assets including its interest in joint ventures. We are uncertain what effect, if any, this will have on our future earnings and financial position.

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

Other Operational and Financial Disclosure Matters

Impact of Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 applies to legal obligations associated with the retirement of certain long-lived assets. It requires companies to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We plan to adopt SFAS 143, as required, in our fiscal year beginning on January 1, 2003. The transition adjustment of less than $3 million, net of tax, resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle in the first quarter of 2003.

In April 2002, the FASB issued SFAS No. 145, Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”), which will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operation rather than as extraordinary items as previously required under SFAS 4. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sales-leaseback. We adopted SFAS 145 effective January 1, 2003 and it did not have a material impact on our earnings or financial position. Adoption will require the extraordinary gain in 2001 to be reclassified.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which changes financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized as incurred rather than at the date a company commits to an exit plan as currently required. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 did not have an effect on the Company’s earnings or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”) an amendment of SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”), which provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amended the disclosure provisions, which now require the method of accounting for stock-based employee compensation to be provided and the effect of the method used on reported results. As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value at the date of grant consistent with the provision of APB 25. The adoption of this statement in December 2002 did not have an impact on the Company’s earnings or financial position, and the disclosure requirements have been met.

Asset Purchase Agreement

On January 9, 2003, we entered into an Asset Purchase Agreement with US Steel for the sale of substantially all of our principal steel making and finishing assets. This transaction was valued at approximately $950 million, consisting primarily of cash, but including up to $100 million of US Steel common stock and the assumption of certain liabilities approximating $200 million. This transaction was subject to a number of conditions, including approval of the Bankruptcy Court, and the execution and ratification of a new collective bargaining agreement by the United Steelworkers of America satisfactory to US Steel for the National Steel employees who would become employees of US Steel. A motion to approve procedures related to this transaction was scheduled to be held in the Bankruptcy Court on January 30, 2003. Prior to that hearing, we received a competing bid from AK Steel. Following further negotiations among the parties, on January 30, 2003, we entered into an Asset Purchase Agreement with AK Steel for the sale of substantially all of our principal steelmaking and finishing assets, as well as National Steel Pellet Company, our iron ore pellet operations in Keewatin, Minnesota. This transaction is valued at approximately $1.125 billion, consisting of $925 million of cash and the assumption of certain liabilities approximating $200 million. The transaction is subject to a number of conditions, including approval of the Bankruptcy Court, and the execution and ratification of a new collective bargaining agreement by the United Steelworkers of America satisfactory to AK Steel for the National Steel employees who will become employees of AK Steel. The Asset Purchase Agreement is also subject to higher and better offers submitted in accordance with the bidding procedures approved by the Bankruptcy Court under Sections 363 and 365 of the Bankruptcy Code on February 6, 2003, as modified by the Bankruptcy Court on March 25, 2003. Under these bidding procedures, bids must be submitted no later than April 10, 2003, and if one or more bids are determined to be Qualified bids under the bidding procedures, an auction is expected to be conducted on April 16, 2003. On February 26, 2003, the Company was notified that the Justice Department was terminating the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the AK Steel transaction.

Job Creation and Worker Assistance Act of 2002

On March 9, 2002, President Bush signed the Job Creation and Worker Assistance Act of 2002 (the “Act”). This new Act, among other provisions, provides for an expansion of the carryback of net operating losses (“NOLs”) from two years to five years for NOLs arising in 2001 and 2002. We were able to carryback our loss recorded during 2001 to the 1996 through 1998 tax years when we paid an alternative minimum tax. This carryback allowed us to recover the entire amount of alternative minimum taxes paid during those prior taxable years. On March 27, 2002, we received a refund of $53.2 million. The impact of this change in the tax law was reflected in the financial results in the first quarter of 2002.

Discussion of Liquidity and Sources of Capital

Overview

Our liquidity needs arise primarily from working capital requirements, capital investments, principal and interest payments on our indebtedness, and pension and retiree health care funding requirements. We have satisfied these liquidity needs with funds provided by borrowings, the sale of non-core assets and cash provided by operations. Additionally, during 2002 we received $53.2 million in federal income tax refunds. As a result of our Chapter 11 filing, we have not made principal or interest payments on substantially all secured and unsecured indebtedness incurred prior to March 6, 2002.

In conjunction with our Chapter 11 filing, we obtained Court approval of a $450 million Secured Super Priority Debtor in Possession Credit Agreement (the “DIP Facility”) with our existing senior secured bank group. As part of the DIP Facility, all cash received by us or any of our subsidiaries is applied to outstanding obligations under the DIP Facility.

Total liquidity, which includes cash balances plus available borrowing capacity under the DIP Facility was $221 million at December 31, 2002 as compared to $107 million under the Credit Facility at December 31, 2001.

Availability under the DIP Facility will be subject to a borrowing base calculated by applying advance rates to eligible accounts receivable and eligible inventory. Availability under the DIP Facility is also subject to: (i) certain eligibility reserves and availability reserves, (ii) a reserve for certain professional and bankruptcy court expenses related to our Chapter 11 cases and (iii) a liquidity reserve of $35 million.

Proceeds of loans under the DIP Facility will be used solely to pay certain pre-petition claims approved by the Court, for post-petition operating expenses incurred in the ordinary course of business and certain other costs and expenses of administration of the cases as will be specified and as approved by the Court. Except for certain specified circumstances, all cash received by us or any of our subsidiaries shall be applied to outstanding claims under the Credit Facility and after all such claims have been paid, to outstanding obligations under the DIP Facility.

All amounts owing by us under the DIP Facility at all times will constitute allowed super-priority administrative expense claims in our Chapter 11 cases, generally having priority over all our administrative expenses. In addition, all amounts owing by us under the DIP will be secured by valid and perfected security interests in, and liens on, substantially all of our assets.

Liabilities Subject to Compromise

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

Recorded liabilities subject to compromise under the Chapter 11 proceedings consisted of the following at December 31, 2002:

Dollars in millions
Accounts payable	$154.3
Short-term borrowings	100.0
Salaries, wages, benefits and related taxes	112.0
Pension liabilities, including minimum pension liabilities	1,156.6
Property taxes	46.3
Income taxes	1.8
Other accrued liabilities	65.1
Long-term obligations	511.6
Postretirement benefits other than pensions	403.8
Other long-term liabilities	94.9

$2,646.4

Cash Flows from Operating Activities

During 2002, we generated $248.5 million of cash in operating activities compared to using cash of $241.3 million in 2001. This change is primarily the result of decreased losses during the year, improved operating performance, non-payment of various liabilities in conjunction with our Chapter 11 filing, and receipt of a federal income tax refund.

During 2001, we used $241.3 million of cash in operating activities compared to a cash inflow of $110.1 million in 2000. This change is primarily the result of increased losses during the year and the repurchase of previously sold accounts receivable under our Receivables Purchase Agreement partially offset by a reduction in inventories of $134.1 million during the year.

Capital Investments

Capital investments including those under capital leases for the years ended December 31, 2002, 2001 and 2000 amounted to $38.5 million, $51.9 million and $225.2 million, respectively. Spending in 2002 included upgrades to the “A” blast furnace at Great Lakes, replacement of gas lines at the Great Lakes hot strip mill, and various other small projects necessary to maintain our facilities at current operating levels. Spending in 2001 included the replacement of a BOF steam drum at Great Lakes, new computer systems, and various other small projects necessary to maintain our facilities at their current operating levels. A large part of our spending in 2000 was attributable to the B blast furnace reline at Great Lakes, the new hot dip galvanizing facility at Great Lakes, the initial addition of roll bending capabilities to the hot strip mill at Granite City and a new order fulfillment system.

Capital investments in 2003 are expected to increase to $64.8 million, of which approximately $8.1 million was committed at December 31, 2002. Planned capital expenditures include upgrades to the “B” Blast Furnace at Granite City, the “A” blast furnace at Great Lakes, and replacement of certain heavy equipment at our Pellet operations.

Cash Proceeds from the Sale of Non-Core Assets

During 2002, we sold undeveloped land in Texas related to non-core businesses and received net proceeds of $7.1 million and recorded a gain of $3.3 million.

During the second quarter of 2001, we sold certain assets related to our Granite City Division building products line and certain trademarks used in that business for $1.5 million and recognized a net gain for the full amount of the proceeds. During the third quarter of 2001, we sold property and certain assets related to a discontinued pickling operation for $0.4 million and recognized a net gain of $0.9 million as a result of the reversal of certain liabilities and cash in excess of the net book value. During the fourth quarter of 2001, we received a final payment of $0.6 million related to the sale of our equity interest in Presque Isle Corporation (“Presque Isle”) and recognized a gain for the full amount.

During the second quarter of 2000, we sold our 30% equity interest in Presque Isle and received proceeds of $16.9 million (net of expenses) and recognized a net gain of $15.1 million.

All proceeds from the aforementioned non-core asset sales were used for general corporate purposes.

Cash Flows from Financing Activities

During 2002, net cash used in financing activities amounted to $204.5 million. This resulted from a net reduction in borrowings under our revolving credit agreements of $185.1 million, scheduled payments on long-term debt prior to our bankruptcy filing, scheduled payments on long-term debt after our bankruptcy filing in accordance with Court orders, and debt issuance costs related to our new DIP facility. As a result of our

Chapter 11 filing, we have not made principal and interest payments on substantially all secured or unsecured indebtness incurred prior to March 6, 2002. Contractual principal and interest payments not made in 2002 were $165.8 million.

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

Contractual Obligations

Aggregated information on future cash obligations based on contractual liabilities (excluding liabilities subject to compromise) (in millions) at December 31, 2002 follows:

Obligation	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
DIP Facility	$128.5	$128.5	$—	$—	$—
Operating leases	148.4	64.4	83.5	0.5	—
Guarantee of joint venture debt	6.1	4.0	2.1	—	—
Standby Letters of Credit	38.9	38.9	—	—	—

Total	$321.9	$235.8	$85.6	$0.5	$—

Aggregated information on future cash obligations based upon commercial commitments at December 31, 2002 follows:

Commitment	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Joint Venture Tolling charges	$10.5	$7.4	$3.1	$—	$—
Raw material purchase obligations	589.3	83.8	183.4	79.0	243.1
Capital investments	8.1	8.1	—	—	—

Total	$607.9	$99.3	$186.5	$79.0	$243.1

Under the Bankruptcy Code we may assume or reject executory contracts, including lease obligations. Therefore, the amounts shown above may not reflect actual cash outlays in the future periods.

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

Interest Rate Risk

We are exposed to interest rate risk from having certain variable rate financing arrangements. The interest on our DIP Facility is based on an indexed rate. We do not have any interest rate swaps or other financial instruments in place that would fix a portion of the interest rates on these financings. Therefore, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on the $128.5 million of variable secured debt by $1.3 million per year, with a corresponding change in cash flows. The effect of changing interest rates on pension and OPEB obligations and expense is discussed under the caption “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Commodity Price Risk

In the normal course of business we are exposed to market risk or price fluctuations of raw materials and energy used to manufacture our products. For example, we are exposed to changes in prices for coal, coke, natural gas, steel scrap, iron ore and pellets, zinc, tin and other metals. In the past, we have used derivative financial instruments (principally swap contracts with global financial institutions) to manage the price risk for a portion of our annual requirements for zinc. At December 31, 2002, we did not have any such instruments. Therefore, the requirement to disclose the impact of a hypothetical change in prices or rates on financial instruments is not applicable.

Item 8.    Consolidated Financial Statements

The following consolidated financial statements of National Steel Corporation and subsidiaries are submitted pursuant to the requirements of Item 8:

National Steel Corporation and Subsidiaries

Debtor-In-Possession As of March 6, 2002

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and related notes. The consolidated financial statements, presented on pages 46 to 76, have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based upon our estimates and judgments, as required. Management also prepared the other information included in the Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements. The consolidated financial statements have been audited in accordance with auditing standards generally accepted in the United States and reported upon by our independent auditors, Ernst & Young LLP, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and committees of the Board. We believe the representations made to the independent auditors during the audit were valid and appropriate. Ernst & Young LLP’s audit report is presented on page 45.

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

The Audit Committee of the Board of Directors, which is composed solely of non-employee directors, provides oversight to the financial reporting process through periodic meetings. The Audit Committee is responsible for recommending to the Board of Directors, subject to approval by the Board, the independent auditors to perform audit and related work for the Company, for reviewing with the independent auditors the scope of their audit of the Company’s financial statements, for reviewing with the Company’s internal auditors the scope of the plan of audit, for meeting with the independent auditors and the Company’s internal auditors to review the results of their audits and the Company’s internal accounting controls and for reviewing other professional services being performed for the Company by the independent auditors. Both the independent auditors and the Company’s internal auditors have free access to the Audit Committee.

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

Mineo Shimura
Chairman & Chief Executive Officer

John A. Maczuzak	Kirk A. Sobecki
President & Chief Operating Officer	Senior Vice President and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP

INDEPENDENT AUDITORS

Board of Directors

National Steel Corporation

We have audited the accompanying consolidated balance sheets of National Steel Corporation and subsidiaries (the “Debtor-in-Possession” or the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company (Debtor-in-Possession) at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 9 to the consolidated financial statements, in 2001 the Company changed its method for reporting realized and unrealized gains and losses on plan assets in the determination of pension expense.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, on March 6, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). The Company is currently operating its business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in Chicago, Illinois (the “Bankruptcy Court”), and continuation of the Company as a going concern is dependent upon, among other things, the ability to formulate a plan of reorganization which will be approved by the requisite parties under the United States Bankruptcy Code and be confirmed by the Bankruptcy Court, comply with its debtor-in-possession financing facility, obtain adequate financing sources, and generate sufficient cash flows from operations to meet its future obligations. In addition, the Company has experienced operating losses in 2002, 2001 and 2000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

ERNST & YOUNG LLP

Indianapolis, Indiana

February 5, 2003 except for

Notes 1 and 10, as to which the

date is March 25, 2003

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Millions, Except Per Share Amounts)

	Years Ended December 31,
	2002	2001	2000
Net Sales	$2,609.4	$2,492.3	$2,978.9
Cost of products sold	2,476.2	2,648.7	2,792.2
Selling, general and administrative expense	117.1	148.8	150.9
Depreciation	160.7	167.9	153.0
Equity income of affiliates	(3.2)	(2.7)	(2.8)
Other items	(6.9)	(15.9)	—

Loss from Operations before Reorganization Items	(134.5)	(454.5)	(114.4)
Reorganization items	50.6	—	—
Other (income) expense
Interest and other financial income	(0.6)	(1.2)	(4.0)
Interest and other financial expense (contractual interest for 2002 was $66.9)	25.4	68.2	41.3
Net gain on disposal of non-core assets and other related activities	(3.3)	(3.0)	(15.1)

Loss before Income Taxes	(206.6)	(518.5)	(136.6)
Income taxes (credit)	(57.9)	148.8	(6.8)

Loss Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	(148.7)	(667.3)	(129.8)
Extraordinary item	—	(2.0)	—
Cumulative effect of change in accounting principle	—	17.2	—

Net Loss	$(148.7)	$(652.1)	$(129.8)

Basic and Diluted Earnings Per Share:
Loss Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	$(3.60)	$(16.16)	$(3.14)
Extraordinary item	—	(0.05)	—
Cumulative effect of change in accounting principle	—	0.42	—

Net loss	$(3.60)	$(15.79)	$(3.14)

Weighted average shares outstanding (in thousands)	41,288	41,288	41,288
Dividends paid per common share	$—	$—	$0.21

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Per Share Amounts)

	December 31,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$1.5	$1.4
Restricted cash	—	2.4
Receivables, net	222.5	224.2
Inventories	405.7	390.4
Deferred tax assets	4.7	3.2
Other	41.3	15.5

Total current assets	675.7	637.1
Investments in affiliated companies	13.7	16.3
Property, plant and equipment, net	1,256.5	1,385.3
Deferred tax assets	43.3	44.5
Intangible pension asset	108.8	126.0
Other assets	110.7	98.4

	$2,208.7	$2,307.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$131.8	$165.6
Current portion of long-term obligations	—	29.3
Short-term borrowings	—	100.0
Salaries, wages, benefits and related taxes	90.6	119.0
Pension	—	169.8
Property taxes	24.2	40.3
Income taxes	0.2	6.5
Other accrued liabilities	57.1	84.1

Total current liabilities	303.9	714.6
Debtor-in-possession financing	128.5	—
Long-term obligations	—	809.7
Long-term pension liabilities	—	4.7
Minimum pension liabilities	—	502.3
Postretirement benefits other than pensions	21.3	476.1
Other long-term liabilities	13.4	110.9
Liabilities subject to compromise	2,646.4	—
Commitments and contingencies
Stockholders’ equity (deficit)
Common Stock par value $.01:
Class A—authorized 30,000,000 shares; issued and outstanding 22,100,000 shares in 2002 and 2001	0.2	0.2
Class B—authorized 65,000,000 shares; issued 21,188,240 shares in 2002 and 2001	0.2	0.2
Additional paid-in capital	491.8	491.8
Retained earnings (deficit)	(556.7)	(408.0)
Treasury stock, at cost: 2,000,000 shares in 2002 and 2001	(16.3)	(16.3)
Accumulated other comprehensive loss:
Unrealized loss on derivative instruments	—	(2.3)
Minimum pension liability	(824.0)	(376.3)

Total stockholders’ equity (deficit)	(904.8)	(310.7)

	$2,208.7	$2,307.6

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Years Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net loss	$(148.7)	$(652.1)	$(129.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	160.7	167.9	153.0
Reorganization items	50.6	—	—
Other items	(6.9)	12.1	—
Net gain on disposal of non-core assets	(3.3)	(3.0)	(15.1)
Extraordinary item	—	2.0	—
Cumulative effect of change in accounting principle	—	(17.2)	—
Deferred income taxes	(0.3)	148.2	10.3
Changes in assets and liabilities:
Receivables—trade	5.1	44.1	25.8
Receivables—allowance	(3.4)	17.3	11.4
Receivables sold	—	(95.0)	95.0
Inventories	(15.3)	134.1	(3.6)
Accounts payable	118.6	(66.1)	(14.4)
Pension liability (net of change in intangible pension asset)	38.6	31.8	(44.5)
Postretirement benefits	26.2	26.5	19.4
Accrued liabilities	45.6	2.0	0.8
Other	(19.0)	6.1	1.8

Net Cash Provided by (Used in) Operating Activities Before Reorganization Items	248.5	(241.3)	110.1
Reorganization items (excluding non-cash charges of $32.6 million)	(18.0)	—	—

Net Cash Provided by (Used in) Operating Activities	230.5	(241.3)	110.1
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(38.5)	(48.8)	(217.3)
Net proceeds from settlement	5.5	—	—
Net proceeds from disposal of non-core assets	7.1	2.5	16.9

Net Cash Used in Investing Activities	(25.9)	(46.3)	(200.4)
Cash Flows from Financing Activities:
Debt repayments	(13.8)	(28.9)	(43.5)
Borrowings—net	(185.1)	327.1	86.5
Dividend payments on common stock	—	—	(8.7)
Debt issuance costs	(5.6)	(10.8)	(0.8)

Net Cash Provided by (Used in) Financing Activities	(204.5)	287.4	33.5

Net Increase (Decrease) in Cash and Cash Equivalents	0.1	(0.2)	(56.8)
Cash and cash equivalents, at beginning of the year	1.4	1.6	58.4

Cash and cash equivalents, at end of the year	$1.5	$1.4	$1.6

Supplemental Cash Payment (Receipt) Information
Cash paid (received) during the year for:
Interest and other financing costs	$18.7	$65.4	$55.0
Income taxes, net	(53.2)	(18.0)	(4.0)
Noncash Investing and Financing Activities
Purchase of equipment through capital leases	$—	$3.1	$7.9

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in Millions)

	Common Stock— Class A	Common Stock— Class B	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2000	0.2	0.2	491.8	382.6	(16.3)	(5.5)	853.0
Comprehensive loss:
Net loss				(129.8)			(129.8)
Other comprehensive income:
Minimum pension liability						3.2	3.2

Comprehensive loss							(126.6)
Dividends on common stock				(8.7)			(8.7)

Balance at December 31, 2000	0.2	0.2	491.8	244.1	(16.3)	(2.3)	717.7
Comprehensive loss:
Net loss				(652.1)			(652.1)
Other comprehensive income (loss):
Minimum pension liability						(374.0)	(374.0)
Cumulative effect of the adoption of SFAS 133						23.8	23.8
Net activity relating to derivative instruments						(26.1)	(26.1)

Comprehensive loss							(1,028.4)

Balance at December 31, 2001	$0.2	$0.2	$491.8	$(408.0)	$(16.3)	$(378.6)	$(310.7)
Comprehensive loss:
Net loss				(148.7)			(148.7)
Other comprehensive income (loss):
Minimum pension liability						(447.7)	(447.7)
Net activity relating to derivative instruments						2.3	2.3

Comprehensive loss							(594.1)

Balance at December 31, 2002	$0.2	$0.2	$491.8	$(556.7)	$(16.3)	$(824.0)	$(904.8)

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 1.    Reorganization Under Chapter 11 Bankruptcy Code

On March 6, 2002, National Steel Corporation and forty-one of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court. Certain majority owned subsidiaries of National Steel Corporation and subsidiaries (the “Company”) have been excluded from the Chapter 11 filings. The case was assigned to the Hon. John H. Squires and is being jointly administered under case number 02-08699. The Company continues to manage its properties and operate its businesses under Sections 1107(a) and 1108 of the Code as a debtor-in-possession. Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under Chapter 11 protection, the outcome of the proceedings in general, whether it will continue to operate under our current organizational structure, the effect of the proceedings on its businesses or the recovery by its creditors and equity holders.

The Company is pursuing various strategic alternatives including, among other things, possible consolidation opportunities, a stand-alone plan of reorganization and liquidation of part or all of its assets. After further consideration of such alternatives and negotiations with various parties in interest, the Debtors expect to present a Chapter 11 plan, which will likely cause a material change to the carrying amount of assets and liabilities in the financial statements. The accompanying consolidated financial statements do not reflect (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (b) aggregate pre-petition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the effect of any changes to the Company’s capital structure or in its business operations as the result of an approved plan of reorganization, or (d) adjustments to the carrying value of asset or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

Under bankruptcy law, actions by creditors to collect amounts owed by us at the filing date are stayed and other pre-petition contractual obligations may not be enforced against us, without approval by the Bankruptcy Court to settle these claims. The Debtors received approval from the Bankruptcy Court to pay certain of its pre-petition claims, including employee wages and certain employee benefits. In addition, the Debtors have the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. The Debtors have submitted the schedules setting forth all of its assets and liabilities as of the date of the petition as reflected in its accounting records. The amounts of claims filed by creditors could be significantly different from the recorded amounts. The last date for filing claims by creditors other than governmental units was August 15, 2002 and for governmental units was September 6, 2002. On November 5, 2002, the Bankruptcy Court entered an order that extended the exclusive period within which only the debtor can file a plan of reorganization through April 7, 2003.

On January 9, 2003, the Company entered into an Asset Purchase Agreement with US Steel for the sale of substantially all of the Company’s steel making and finishing assets. This transaction was valued at approximately $950 million, consisting primarily of cash, but including up to $100 million of US Steel common stock and the assumption of certain liabilities approximating $200 million. This transaction was subject to a number of conditions, including approval of the Bankruptcy Court, and the execution and ratification of a new collective bargaining agreement by the United Steelworkers of America satisfactory to US Steel for the National Steel employees who would become employees of US Steel. A motion to approve procedures related to this transaction was scheduled to be held in the Bankruptcy Court on January 30, 2003. Prior to that hearing, the Company received a competing bid from AK Steel. Following further negotiations among the parties, on January 30, 2003, the Company entered into an Asset Purchase Agreement with AK Steel for the sale of substantially all of the Company’s steelmaking and finishing assets, as well as National Steel Pellet Company, the Company’s iron ore pellet operations in Keewatin, Minnesota. This transaction is valued at approximately $1.125 billion,

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consisting of $925 million of cash and the assumption of certain liabilities approximating $200 million. The transaction is subject to a number of conditions, including approval of the Bankruptcy Court, termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and the execution and ratification of a new collective bargaining agreement by the United Steelworkers of America satisfactory to AK Steel for the National Steel employees who would become employees of AK Steel.

The U.S. Bankruptcy Court for the Northern District of Illinois on February 6, 2003 approved the break up fee of approximately $15 million and bidding procedures related to the Asset Purchase Agreement with AK Steel. The court’s ruling gives AK Steel “stalking horse”, or priority status, which generally allows AK Steel to collect a break up fee should National agree to sell its assets to another party prior to termination of the Asset Purchase Agreement with AK Steel. The Asset Purchase Agreement is also subject to higher and better offers submitted in accordance with the bidding procedures approved by the Bankruptcy Court under Sections 363 and 365 of the Bankruptcy Code on February 6, 2003, as modified by the Bankruptcy Court on March 25, 2003. Under these bidding procedures, bids must be submitted no later than April 10, 2003, and if one or more bids are determined to be Qualified bids under the bidding procedures an auction is expected to be conducted on April 16, 2003. On February 26, 2003, the Company was notified that the Justice Department was terminating the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the AK Steel transaction.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern. As a result of its Chapter 11 filings, however, such matters are subject to significant uncertainty. Continuing on a going concern basis is dependent upon, among other things, the Company’s formulation of an acceptable plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet its obligations.

The Company has applied the provisions of AICPA’s Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued November 19, 1990 (“SOP 90-7”). SOP 90-7 requires a segregation of liabilities subject to compromise by the Court as of the filing date and identification of all transactions which impact the statement of operations that are directly associated with the reorganization of the Company. Prior year’s comparative balances have not been reclassified to conform to current year balances stated under SOP 90-7.

Liabilities Subject To Compromise

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

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recorded liabilities subject to compromise under the Chapter 11 proceedings consisted of the following at December 31, 2002:

Dollars in millions
Accounts payable	$154.3
Short-term borrowings	100.0
Salaries, wages, benefits and related taxes	112.0
Pension liabilities, including minimum pension liabilities	1,156.6
Property taxes	46.3
Income taxes	1.8
Other accrued liabilities	65.1
Long-term obligations	511.6
Postretirement benefits other than pensions	403.8
Other long-term liabilities	94.9

$2,646.4

Reorganization Items

Reorganization items are comprised of items of income, expense and loss that were realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. The following summarizes the reorganization charges recorded by the Company during the year ended December 31, 2002:

Year Ended December 31, 2002
Dollars in millions
Professional and other fees	$20.7
Write-down of deferred financing costs	2.3
Provision for rejected derivative contract	1.3
Provision for potential additional costs on long-term agreements	26.1
Gain on sale of equity interest in DNN Galvanizing Limited Partnership	(0.3)
Vendor settlement	(2.7)
Other	3.2

$50.6

Interest Expense

Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the year ended December 31, 2002 was approximately $41.5 million.

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

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since 1986, the Company has had cooperative labor agreements with the United Steelworkers of America (the “USWA”), the International Chemical Workers Union Council of the United Food and Commercial Workers and other labor organizations, which collectively represent 83% of the Company’s employees. The Company entered into five-year agreements with these labor organizations in 1999. Additionally, these 1999 agreements contain a no-strike clause also effective through the term of the agreements.

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

Restricted Cash

As of December 31, 2002 there were no restricted uses of cash or cash equivalents. At December 31, 2001, cash and cash equivalents in the amount of $2.4 million were restricted for use primarily in connection with zinc swap contracts and certain credit arrangements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivables

Receivables consist of trade and notes receivable and other miscellaneous receivables including refundable income taxes. Concentration of credit risk related to trade receivables is limited due to the large number of customers in differing industries and geographic areas and management’s credit practices. Receivables are shown net of allowances and estimated claims of $44.9 million and $48.3 million at December 31, 2002 and 2001, respectively. Activity relating to the allowance was as follows:

	2002	2001	2000
	Dollars in millions
Balance, January 1	$48.3	$31.0	$19.6
Provision for doubtful accounts	7.9	22.1	7.7
Doubtful accounts written off, net of recoveries	(9.5)	(0.4)	(0.6)
Other, net	(1.8)	(4.4)	4.3

Balance, December 31	$44.9	$48.3	$31.0

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit scores), the Company records a specific reserve for bad debts against outstanding amounts to reduce the net recognized receivable to the amount reasonably believed to be collectible. For customers that are highly leveraged (those customers whose value of debt exceeds equity by a predetermined ratio) and exceed a minimal risk threshold, the Company records a reserve representing its best estimate of potential losses from these customers in the aggregate. For all other customers, the Company recognizes reserves for bad debts based on the general status of the economy and, specifically, the steel industry and past collections experience. The bankruptcy filing of the LTV Steel Company, Inc. (described in Note 12 to the consolidated financial statements) and other customers and current economic conditions within the United States, especially within the steel industry, have caused the Company to record a provision for doubtful accounts receivable of $7.9 million, $22.1 million, and $7.7 million during 2002, 2001, and 2000, respectively. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount.

Derivative Instruments

In the normal course of business, the Company’s operations are exposed to continuing fluctuations in commodity prices and interest rates that can affect the cost of operating, investing, and financing. Accordingly, the Company addresses a portion of these risks, primarily commodity price risk, through a controlled program of risk management that may include the purchase of commodity purchase swap contracts from global financial institutions. The Company’s objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of a documented corporate risk-management policy. The Company does not enter into any derivative transaction for speculative purposes. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted. (See Note 13 to the Consolidated Financial Statements.)

Inventories

Inventories are stated at the lower of last-in, first-out (“LIFO”) cost or market.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on replacement cost, inventories would have been approximately $173.8 million and $180.0 million higher than reported at December 31, 2002 and 2001, respectively. During 2001 certain inventory quantity reductions caused liquidations of LIFO inventory values that had the effect of reducing the net loss by $2.1 million or $0.05 per share (basic and diluted). During 2002 and 2000 certain inventory quantity reductions caused liquidations of LIFO inventory values that did not have a material effect on the net loss.

Inventories as of December 31, are as follows:

	2002	2001
	Dollars in millions
Inventories
Finished and semi-finished	$352.8	$339.0
Raw materials and supplies	178.7	176.9

	531.5	515.9
Less LIFO reserve	(125.8)	(125.5)

	$405.7	$390.4

Investments in Affiliated Companies

Investments in affiliated companies (corporate joint ventures and 20.0% to 50.0% owned companies) are stated at cost plus equity in undistributed earnings and/or losses since acquisition. Undistributed deficit of affiliated companies at December 31, 2002 and 2001 amounted to $10.2 million and $7.6 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and include certain expenditures for leased facilities. Interest costs applicable to facilities under construction are capitalized. No interest was capitalized during 2002 and 2001. Capitalized interest amounted to $15.3 million in 2000. Depreciation of capitalized interest amounted to $4.9 million in 2002, $5.1 million in 2001 and $4.5 million in 2000.

Property, plant and equipment as of December 31, are as follows:

	2002	2001
	Dollars in millions
Land and land improvements	$175.0	$175.6
Buildings	362.1	361.6
Machinery and equipment	3,346.6	3,336.3

Total property, plant and equipment	3,883.7	3,873.5
Less accumulated depreciation	2,627.2	2,488.2

Net property, plant and equipment	$1,256.5	$1,385.3

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

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the Company’s filing under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court, impairment indicators were present at December 31, 2002 for all of the Company’s long-lived assets. As such, the Company compared the estimated undiscounted future cash flows to the carrying value of the attributable long-lived assets. As the Company’s average long-lived assets are already two-thirds depreciated, the levels of cash flows necessary for recoverability were greatly reduced.

The Company’s recoverability estimates are based essentially on static volume while pricing levels continue to grow at approximately 1-2% per annum through 2006 and then remain constant over the remaining average useful life of the long-lived assets. The highest annual average selling price per ton in this impairment model is approximately 2% lower than the average price per ton experienced before the high levels of low-priced imported steel began to flood the market in 1998. The Company further assumes that cost reduction activities and improved efficiencies will reduce cost per ton by approximately 4% through 2003 and hold constant for the remainder of the assets’ average useful lives.

Based on the impairment model utilized by the Company, in accordance with SFAS 144, the estimated undiscounted future cash flows exceed the carrying value of the attributable long-lived assets, and therefore, no impairment charge was recorded in 2002. There can be no assurances that the Company will successfully attain the shipping volumes, average selling prices or cost reductions included in its recoverability estimates. Should future actual results or assumptions change, the Company may be required to record an impairment charge in a future period. Additionally, the impairment analysis does not contemplate the asset purchase agreement with AK Steel or related fair value of long-lived assets which may be derived therefrom.

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

Pensions

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis. SFAS 87 and the policies the Company uses, including the delayed recognition of gains and losses and the use of a calculated value of plan assets, generally reduce the volatility of pension expense due to changes in pension liability assumptions, demographic experience, and the market performance of the pension plan’s assets. (See Notes 6 and 9 to the Consolidated Financial Statements.)

Other Postretirement Benefits

The Company provides retiree health care benefits for certain salaried and represented employees that retire under its pension plans. The Company’s retiree health care plans provide health care benefits to approximately 23,000 of its former employees and their dependents. The Company accounts for its other postretirement benefit

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plans in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (“SFAS 106”), which requires that amounts recognized in financial statements be determined on an actuarial basis. SFAS 106 and the policies the Company uses, including the delayed recognition of gains and losses, generally reduce the volatility of retiree health care expense due to changes in assumptions, claims experience, demographic experience, and the market performance of the plan’s assets. (See Note 6 to the Consolidated Financial Statements.)

Research and Development

Research and development costs are expensed when incurred as a component of cost of products sold. Expenses for 2002, 2001 and 2000 were $6.8 million, $8.6 million and $9.6 million, respectively.

Financial Instruments

Financial instruments consist of cash and cash equivalents and long-term obligations (excluding capitalized lease obligations). The fair value of cash and cash equivalents approximates their carrying amounts at December 31, 2002. The carrying value of long-term obligations (excluding capitalized lease obligations) exceeded the fair value by approximately $210 million at December 31, 2002. The fair value is based on quoted market prices or is estimated using discounted cash flows based on current interest rates for similar issues.

Earnings per Share (Basic and Diluted)

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. If a net loss is incurred, dilutive stock options are considered antidilutive and are excluded from the dilutive EPS calculation. As a result of the reported net loss for each of the three years ended December 31, 2002, 2001 and 2000, the denominator for both basic and diluted earnings per share were the same.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation (“SFAS 123”), the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). (See Note 14 to the Consolidated Financial Statements.)

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the option plans been determined based on the fair value at the grant date for awards in 2002, 2001, and 2000 consistent with the provisions of SFAS 148 and 123, the Company’s net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:

	2002	2001	2000
	Dollars in millions, except EPS
Net loss as reported	$(148.7)	$(652.1)	$(129.8)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.4	1.0	0.7

Pro-forma net loss	$(149.1)	$(653.1)	$(130.5)

Earnings per share:
Basic EPS—As reported	$(3.60)	$(15.79)	$(3.14)

Basic EPS—Pro-forma	$(3.61)	$(15.82)	$(3.16)

Diluted EPS—As reported	$(3.60)	$(15.79)	$(3.14)

Diluted EPS—Pro-forma	$(3.61)	$(15.82)	$(3.16)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002*	2001	2000
Dividend yield	N/A	0.0%	2.8%
Expected volatility	N/A	74.5%	58.5%
Risk-free interest rate	N/A	5.0%	6.6%
Expected term (in years)	N/A	7.0	7.0
*	There were no options granted in 2002.

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

Impact of Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 applies to legal obligations associated with the retirement of certain long-lived assets. It requires companies to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the company capitalizes a cost by increasing the

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143, as required, in its fiscal year beginning on January 1, 2003. The transition adjustment of less than $3 million, net of tax, resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle in the first quarter of 2003.

In April 2002, the FASB issued SFAS No. 145, Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”), which will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sales-leaseback. We adopted SFAS 145 effective January 1, 2003 and it did not have a material impact on our earnings or financial position. Adoption will require the extraordinary gain in 2001 to be reclassified.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which changes financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized as incurred rather than at the date a company commits to an exit plan as currently required. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 did not have an effect on the Company’s earnings or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”) an amendment of SFAS No. 123 Accounting for Stock-Based Compensation (‘SFAS 123), which provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amended the disclosure provisions, which now require the method of accounting for stock-based employee compensation to be provided and the effect of the method used on reported results. As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value at the date of grant consistent with the provision of APB 25. The adoption of this statement in December 2002 had no impact on the Company’s earnings or financial position, and the disclosure requirements have been met.

Note 3.    Capital Structure

At December 31, 2002, the Company’s capital structure was as follows.

Class A Common Stock:  The Company had 30,000,000 shares of $.01 par value Class A Common Stock authorized, of which 22,100,000 shares were issued and outstanding and owned by NKK U.S.A. Corporation. Each share is entitled to two votes. No dividends were paid in 2002 and 2001. Dividends of $0.21 per share were paid in 2000. As a result of its ownership of the Class A Common Stock, NKK U.S.A. Corporation controls approximately 69.7% of the voting power of the Company.

Class B Common Stock:  The Company had 65,000,000 shares of $0.01 par value Class B Common Stock authorized, 21,188,240 shares issued, and 19,188,240 outstanding net of 2,000,000 shares of Treasury Stock. No dividends were paid in 2002 and 2001. Dividends of $0.21 per share were paid in 2000. All of the issued and outstanding shares of Class B Common Stock are publicly traded and are entitled to one vote.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company evaluates performance and allocates resources based on income(loss) from operations before reorganization items. The accounting policies of the Steel segment are the same as described in Note 2 to the consolidated financial statements. Intersegment sales and transfers are accounted for at market prices and are eliminated in consolidation.

	2002			2001
	Steel	All Other	Total	Steel	All Other	Total
	Dollars in millions
Revenues from external customers	$2,589.4	$20.0	$2,609.4	$2,475.0	$17.3	$2,492.3
Intersegment revenues	457.8	250.6	708.4	464.2	1,754.7	2,218.9
Depreciation expense	122.9	37.8	160.7	126.0	41.9	167.9
Other items	—	6.9	6.9	28.7	(12.8)	15.9
Segment income (loss) from operations before reorganization items	10.9	(145.4)	(134.5)	(223.2)	(231.3)	(454.5)
Extraordinary item	—	—	—	—	(2.0)	(2.0)
Cumulative effect of change in accounting principle	—	—	—	23.1	(5.9)	17.2
Segment assets	1,451.6	757.1	2,208.7	1,516.0	791.6	2,307.6
Expenditures for long-lived assets	32.6	5.9	38.5	38.6	13.3	51.9

Included in “All Other” intersegment revenues in 2001 is $1,524.0 million of qualified trade receivables sold to National Steel Funding Corporation (“NSFC”), a wholly-owned subsidiary. On September 28, 2001, the Company replaced the Receivables Purchase Agreement with a new credit facility as described in Note 5 to the consolidated financial statements. As a result, no qualified trade receivables were sold to NSFC subsequent to September 28, 2001.

The following table sets forth the percentage of the Company’s revenues from various markets for 2002, 2001 and 2000:

	2002	2001	2000
Automotive	36.5%	26.5%	29.0%
Construction	24.6	27.0	24.8
Containers	13.4	13.1	12.0
Pipe and Tube	5.3	7.0	6.9
Service Centers	16.5	21.5	22.0
All Other	3.7	4.9	5.3

	100.0%	100.0%	100.0%

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, one customer, within the automotive market, accounted for $267.0 million or 10.2% of net sales. No single customer accounted for more than 10% of net sales in 2001 or 2000. Export sales accounted for approximately 3.8% of revenues in 2002, 3.4% in 2001 and 3.6% in 2000. The Company has no long-lived assets that are maintained outside of the United States.

Note 5.    Long-Term Obligations

Long-term obligations were as follows:

	December 31,
	2002	2001
	Dollars in millions
DIP Credit Facility	$128.5	$—
First Mortgage Bonds, 9.875% Series due March 1, 2009, with general first liens on principal plants, properties and certain subsidiaries	300.0	300.0
First Mortgage Bonds, 8.375% Series due August 1, 2006, with general first liens on principal plants, properties and certain subsidiaries	60.5	60.5
Credit Facility, 5.7% effective in December 2001 due September 2004, secured by both accounts receivable and inventory	—	313.6
Continuous Caster Facility Loan, 7.477% effective in December 2000 (the rate was 10.057% prior to being reset in November 2000). Equal semi-annual payments due through 2007, with a first mortgage in favor of the lenders	76.0	76.0
Pickle Line Loan, 7.726% fixed rate due in equal semi-annual installments through 2007, with a first mortgage in favor of the lender	52.5	55.9
Adequate protection payments required by bankruptcy court order for First Mortgage Bond and Caster Facility Loan	(6.0)	—
ProCoil, various rates and due dates	2.2	2.2
Capitalized lease obligations, various rates and due dates	8.8	13.2
Other	17.6	17.6

Total long-term obligations	640.1	839.0
Less amounts subject to compromise	(511.6)	—
Less long-term obligations due within one year	—	(29.3)

Long-term obligations	$128.5	$809.7

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Bankruptcy Code we may assume or reject executory contracts, including lease obligations. Therefore, the commitments shown below may not reflect actual cash outlays in the future periods. See Note 1 to consolidated financial statements. Future minimum payments for all long-term obligations and leases as of December 31, 2002 are as follows:

	Capitalized Leases	Operating Leases	Other Long-Term Obligations
	Dollars in millions
2003	$5.8	$64.4	$49.3
2004	3.6	58.9	30.7
2005	—	24.6	157.6
2006	—	0.3	57.2
2007	—	0.2	25.2
Thereafter	—	—	311.3

Total payments	9.4	$148.4	$631.3

Less amount representing interest	0.6
Less current portion of obligations under capitalized leases	5.4

Long-term obligations under capitalized leases	$3.4

Assets under capitalized leases:
Machinery and equipment	$24.3
Less accumulated depreciation	(14.2)

	$10.1

Operating leases include a coke battery facility which services Granite City and expires in 2004, an electrolytic galvanizing facility which services Great Lakes and expires in 2005, and a continuous caster and the related ladle metallurgy facility which services Great Lakes and expires in 2008. Upon expiration, the Company has the option to extend the leases, purchase the equipment at fair market value, or return the facility to the third party owner. The Company’s remaining operating leases cover various types of properties, primarily machinery and equipment, which have lease terms generally for periods of 2 to 20 years, and which are expected to be renewed or replaced by other leases in the normal course of business. Rental expense totaled $70.4 million in 2002, $65.4 million in 2001, and $70.8 million in 2000. During 2002, the Company recorded $26.1 million in estimated penalties related to leases as a reorganization item.

Credit Arrangements

On March 6, 2002, the Company received commitments for up to a $450 million Secured Super Priority Debtor in Possession (“DIP”) financing from the lenders under the Credit Facility. The term of the DIP runs from the closing date to the earlier of (i) the second anniversary of the closing date, (ii) the effective date of a Plan of Reorganization in the Company’s Chapter 11 case and (iii) acceleration of the Company’s obligations under the DIP as a result of certain specified events, including a change of control transaction.

Availability under the DIP is subject to a borrowing base calculated by applying advance rates to eligible accounts receivable and eligible inventory. Availability under the DIP is also subject to: (i) certain eligibility reserves and availability reserves, (ii) a reserve for certain professional and bankruptcy court expenses related to the Company’s Chapter 11 cases and (iii) a liquidity reserve of $35 million. At December 31, 2002, the maximum amount available after adjusting for these items, and after reduction for letters of credit and outstanding borrowings was $220 million.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds of loans under the DIP will be used solely to pay certain pre-petition claims approved by the Court, for post-petition operating expenses incurred in the ordinary course of business and certain other costs and expenses of administration of the cases as will be specified and as approved by the Court. Except for certain specified circumstances, all cash received by the Company or any of its subsidiaries shall be applied to outstanding claims under the Credit Agreement and after all such claims have been paid, to outstanding obligations under the DIP. At December 31, 2002, all outstanding claims under the Credit Agreement were paid.

All amounts owing by the Company under the DIP at all times will constitute allowed super-priority administrative expense claims in its Chapter 11 cases, generally having priority over all the Company’s administrative expenses. In addition, all amounts owing by the Company under the DIP will be secured by valid and perfected security interests in, and liens on substantially all of its assets.

On December 31, 2002, there was $128.5 million outstanding under the DIP Agreement. These borrowings bear interest at a bank prime rate or at an adjusted Eurodollar rate plus an applicable margin that varies, depending upon the type of loan the Company executes. At December 31, 2002, the outstanding borrowings under the DIP Agreement had an average annual interest rate of 6.3%.

During 2001, the Company closed on a new $465 million Credit Agreement secured by both accounts receivable and inventory. The Credit Agreement replaced a Receivables Purchase Agreement that was to expire in September 2002 and a Inventory Facility that was to expire in November 2004.

Prior to the closing of the Credit Agreement, the Company had utilized the Receivables Purchase Agreement to sell $110 million of trade accounts receivable and had borrowed $128.6 million under the Inventory Facility. Upon the closing of the Credit Agreement, the Company purchased the previously sold trade accounts receivable and repaid the outstanding Inventory Facility borrowings.

On December 31, 2001, there was $313.6 million outstanding under the Credit Agreement. These borrowings bore interest at a bank prime rate or at an adjusted Eurodollar rate plus an applicable margin that varies, depending upon the type of loan the Company executed. At December 31, 2001, the outstanding borrowings under the Credit Agreement had an average annual interest rate of 5.7%.

Under the Credit Agreement, the maximum amount available from time to time was subject to change based on the level of eligible receivables and inventory and restrictions on concentrations of certain receivables. At December 31, 2001, the maximum amount available, after reduction for letters of credit and outstanding borrowings, was $105.3 million subject to a minimum liquidity requirement of $75 million.

During March 2001, the Company closed on a new $100.0 million subordinated revolving credit facility with NUF LLC, a wholly-owned subsidiary of NKK Corporation, the Company’s principal stockholder (the “NUF Facility”) that expired in February 2002. On December 31, 2002, there was $100.0 million outstanding under the NUF Facility. These borrowings also bear interest at a bank prime rate or at an adjusted Eurodollar rate plus an applicable margin that varies, depending upon the type of loan the Company executed. At December 31, 2001, the outstanding borrowings under the NUF Facility had an average annual interest rate of 5.9%.

Due to the proceedings under Chapter 11, we are in default on our debt agreements, with the exception of the DIP Credit Facility. While operating under Chapter 11, we are prohibited from paying interest on unsecured debts. We ceased accruing interest on all unsecured long-term debt subject to compromise in accordance with SOP 90-7 beginning March 6, 2002. If we were not in Chapter 11, $41.5 million of interest would have been accrued on the long-term debt subject to compromise during the year ended December 31, 2002.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Pension and Other Postretirement Employee Benefits

The Company has various qualified and nonqualified pension plans and other postretirement employee benefit (“OPEB”) plans for its employees and retirees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the periods ended September 30, 2002 and 2001, and the plans funded status at September 30 reconciled to the amounts recognized on the balance sheet on December 31, 2002 and 2001:

	Pension Benefits		Other Postretirement Benefits
	2002	2001	2002	2001
	Dollars in millions
Reconciliation of benefit obligation
Benefit obligation, October 1 Prior Year	$2,289.8	$2,137.0	$992.8	$817.0
Service cost	31.4	29.4	14.1	12.7
Interest cost	167.7	165.6	70.8	63.2
Participant contributions	—	—	13.0	9.4
Other contributions	—	1.9	—	—
Plan amendments	—	0.2	—	—
Actuarial loss	188.2	133.7	190.8	161.0
Benefits paid	(185.6)	(178.6)	(92.7)	(70.5)
Settlement	(0.7)	—	—	—
Special termination benefits	—	0.6	—	—

Benefit obligation, September 30	$2,490.8	$2,289.8	$1,188.8	$992.8

Reconciliation of fair value of plan assets
Fair value of plan assets, October 1 Prior Year	$1,549.4	$2,093.7	$90.5	$116.0
Actual return on plan assets	(88.5)	(367.8)	(20.1)	(25.5)
Company contributions	—	0.2	79.7	61.1
Participant contributions	—	—	13.0	9.4
Other contributions	—	1.9	—	—
Benefits paid	(185.6)	(178.6)	(92.7)	(70.5)

Fair value of plan assets, September 30	$1,275.3	$1,549.4	$70.4	$90.5

Funded Status
Funded status, September 30	$(1,215.5)	$(740.4)	$(1,118.5)	$(902.3)
Unrecognized actuarial loss	947.0	493.3	323.2	106.0
Unamortized prior service cost	109.3	126.4	3.1	3.4
Unrecognized net transition obligation	—	0.3	264.1	291.4
Fourth quarter contributions	—	—	23.0	22.6

Net amount recognized, December 31	$(159.2)	$(120.4)	$(505.1)	$(478.9)

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

The following table provides the amounts recognized in the consolidated balance sheet as of December 31 of both years:

	Pension Benefits		Other Postretirement Benefits
	2002	2001	2002		2001
	Dollars in millions
Prepaid benefit cost	$64.6	$54.1	$	N/A	$	N/A
Accrued benefit liability	(223.8)	(174.5)		(505.1)		(478.9)
Additional minimum liability	(932.8)	(502.3)		N/A		N/A
Intangible asset	108.8	126.0		N/A		N/A
Accumulated other comprehensive income	824.0	376.3		N/A		N/A

Recognized amount	$(159.2)	$(120.4)		$(505.1)		$(478.9)

The projected benefit obligation, accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with an ABO in excess of plan assets were $2,489.9 million, $2,366.3 million and $1,274.2 million, respectively, as of September 30, 2002 and $2,289.0 million, $2,170.9 million and $1,548.2 million, respectively, as of September 30, 2001.

The following table provides the components of net periodic benefit cost for the plans for fiscal years 2002, 2001 and 2000.

	Pension Benefits			Other Postretirement Benefits
	2002	2001	2000	2002	2001	2000
	Dollars in millions
Service cost	$31.4	$29.4	$31.4	$14.1	$12.7	$11.3
Interest cost	167.7	165.6	161.8	70.8	63.2	55.3
Expected return on assets	(177.7)	(189.2)	(186.0)	(8.6)	(11.0)	(10.6)
Prior service cost amortization	17.1	17.7	18.5	0.3	0.3	0.3
Actuarial (gain)/loss amortization	0.5	(0.8)	0.4	2.3	(1.5)	(8.0)
Transition amount amortization	0.2	8.8	8.8	27.3	27.3	27.3
Settlement (gain)/loss	(0.4)	—	—	—	—	—

Net periodic benefit cost	$38.8	$31.5	$34.9	$106.2	$91.0	$75.6

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generally uses a September 30 measurement date. The assumptions used in the measuring of the Company’s benefit obligations and costs are shown in the following table:

	Weighted-average assumptions, September 30,
	2002	2001	2000
Discount rate	6.75%	7.50%	8.00%
Expected return on plan assets—Pension	9.75%	9.75%	9.75%
Expected return on plan assets—Retiree Welfare	9.75%	9.75%	9.75%
Rate of compensation increase	4.20%	4.20%	4.19%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on 2002 service and interest cost and the accumulated postretirement benefit obligation at September 30, 2002:

	1% Increase	1% Decrease
	Dollars in millions
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$9.1	$(8.3)
Effect on the health care component of the accumulated postretirement benefit obligation	109.1	(99.1)

The Company has assumed a 10.0% healthcare cost trend rate at September 30, 2002, reducing 1.0% a year over five years and reaching an ultimate trend rate of 5.0% in 2008.

The Company also sponsors a defined contribution Retirement Savings Plan for non-represented salaried employees and a defined contribution Represented Employee Retirement Savings Plan that covers substantially all employees of the Company employed on a full time basis who are covered by a collective bargaining agreement. Eligible employees of these plans may contribute between 1% and 18% of their annual compensation on a before-tax basis, up to a maximum limit imposed by law. The Retirement Savings Plan for non-represented employees provides for a Company match on the first 5% of an eligible employee’s contributions based upon the Company’s profitability in the prior year. During 2002, 2001 and 2000, the Company provided a match of 50%, 50% and 57.5%, respectively. Non-represented salaried employees become vested in Company contributions immediately. Contributions by the Company for 2002, 2001 and 2000 were $2.1 million, $2.2 million and $2.7 million, respectively.

The Company terminated the nonqualified ERISA Parity Plan and Supplemental Retirement Program, effective December 31, 2002. While National Steel Corporation uses an early measurement date, recognition of a SFAS 88 gain or loss resulting from a plan termination does not receive delayed measurement. As a result, $0.4 million of SFAS 88-curtailment and settlement gains associated with the plan terminations were recognized during the fourth quarter of fiscal 2002.

During December 2002, the Pension Benefit Guaranty Corporation (“PBGC”) informed the Company that it would involuntarily terminate all of its qualified pension plans, other than American Steel, effective December 6, 2002. The PBGC’s decision effectively eliminates the accrual of qualified defined benefits for all National Steel Corporation employees, which triggers curtailment accounting under SFAS 88. Since the event is probable, its effects are reasonably estimable, and it produces a loss, a curtailment occurred on December 6, 2002. Under curtailment, unamortized prior service cost is recognized. As the Company reports pension cost with a delayed

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement date, three months in arrears, we will recognize a SFAS 88-curtailment loss on March 6, 2003 which is estimated to be approximately $106.0 million.

If the courts uphold the PBGC’s decision to involuntarily terminate these pension plans, SFAS 88-settlement accounting would also be triggered. Recognition of a SFAS 88 gain or loss resulting from a plan termination is reflected in earnings when incurred with no delayed measurement. While the timing of the courts’ decision would impact the exact amount of the FAS 88-settlement gain to be recognized, it is expected to fall between $280.0 and $320.0 million. Under these circumstances, the PBGC will concurrently submit claims against the Company for the unfunded pension benefit obligations assumed. The bankruptcy court is projected to place a value on the PBGC’s total claims in the range of $760.0 million to $1.6 billion. This would result in a net settlement loss ranging from $440 million to $1.32 billion. Upon termination of the Plans, the Company expects that the vast majority of claims asserted by the PBGC will be unsecured claims, and will be subject to a plan of reorganization.

Note 7.    Other Long-Term Liabilities

Other long-term liabilities at December 31 consisted of the following:

	2002	2001
	Dollars in millions
Deferred gain on sale leasebacks	$6.0	$7.3
Insurance and employee benefits (excluding pensions and OPEBs)	62.9	58.7
Shutdown mines and coal properties	24.8	28.3
Other	14.6	16.6

	108.3	110.9
Less amounts subject to compromise	(94.9)	—

Total Other Long-Term Liabilities	$13.4	$110.9

Note 8.    Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31 are as follows:

	2002	2001
	Dollars in millions
Deferred tax assets
Accrued liabilities	$137.0	$112.4
Employee benefits	266.2	239.9
Net operating loss (“NOL”) carryforwards	347.3	280.2
Federal tax credits	20.1	73.3
Other	17.2	17.6

Total deferred tax assets	787.8	723.4
Valuation allowance	(479.1)	(441.7)

Deferred tax assets net of valuation allowance	308.7	281.7
Deferred tax liabilities
Book basis of property in excess of tax basis	(215.6)	(198.0)
Excess tax LIFO over book	(36.5)	(30.5)
Other	(8.6)	(5.5)

Total deferred tax liabilities	(260.7)	(234.0)

Net deferred tax assets after valuation allowance	$48.0	$47.7

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002 and 2001, the Company determined that it was more likely than not that approximately $124.4 million and $123.5 million, respectively, of future taxable income could be generated from operations or tax planning strategies to justify the net deferred tax assets after the valuation allowance.

Significant components of income taxes (credit) are as follows:

	2002	2001	2000
	Dollars in millions
Current taxes payable (refundable):
Federal tax	$(58.0)	$—	$(17.8)
State and foreign	0.4	0.6	0.7
Deferred tax (credit)	(0.3)	148.2	10.3

Income taxes (credit)	$(57.9)	$148.8	$(6.8)

The reconciliation of income tax computed at the federal statutory tax rates to the recorded income taxes (credit) is as follows:

	2002	2001	2000
	Dollars in millions
Tax at federal statutory rates	$(73.5)	$(178.0)	$(47.3)
State income taxes, net	(8.3)	(12.6)	(6.6)
Change in valuation allowance	37.4	338.6	53.0
Depletion	(5.8)	—	(3.6)
Other, net	(7.7)	0.8	(2.3)

Income taxes (credit)	$(57.9)	$148.8	$(6.8)

At December 31, 2002, the Company had unused NOL carryforwards of approximately $906.6 million, which expire in 2020 through 2022 and had unused alternative minimum tax credit and other tax credit carryforwards of approximately $20.1 million which may be applied to offset its future regular federal income tax liabilities. These tax credits may be carried forward indefinitely.

On March 9, 2002, President Bush signed the Job Creation and Worker Assistance Act of 2002 (the “Act”). This new Act, among other provisions, provides for an expansion of the carryback of net operating losses (“NOLs”) from two years to five years for NOLs arising in 2001 and 2002. The Company was able to carryback the loss recorded during 2001 to the 1996 through 1998 tax years when it paid an alternative minimum tax. As a result of this change in the tax law, the Company received a refund of $53.2 million in 2002. This carryback allowed the Company to recover the entire amount of alternative minimum taxes paid during those prior taxable years.

Note 9.    Non-Operational Activities

A number of non-operational activities are reflected in the consolidated statement of operations in each of the three years ended December 31, 2002. A discussion of these items follows.

Other Items

In 2002, we received $6.9 million from the conversion of Prudential Insurance Company from a mutual company owned by its policyholders to a publicly held company, all of which was recognized as a gain.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, the Company recognized income (loss) from other items consisting of the following items:

Gain on sale of natural gas derivative contract (see Note 13)	$26.2
Property tax settlements	3.0
Expense related to Staff Retirement Incentive Program for Salaried Non-Represented Employees	(1.2)
Write-off of computer system costs	(12.1)

Other items	$15.9

During 2001, the Company completed an evaluation of certain of its computer system software that was in the process of installation. As a result of this evaluation and a reduction in the Company’s capital spending plan, it was determined that certain aspects of projects in process will not be completed or will be delayed indefinitely. This evaluation resulted in a write-off of previously capitalized computer software installation costs of $12.1 million.

During the second quarter of 2001, the Company recorded a credit of $3.0 million for the settlement of property tax issues at the Company’s Midwest and Great Lakes operations relating to prior tax years.

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

Net Gain on the Disposal of Non-Core Assets and Other Related Activities

In 2002, 2001 and 2000, the Company disposed, or made provisions for disposing of, certain non-core assets. The effects of these transactions and other activities relating to non-core assets are presented as a separate component in the consolidated statements of operations. During 2002, we sold undeveloped land located in Corpus Christi, Texas. The net gain that we recognized in 2002 was $3.3 million. The $3.0 million net gain on disposal of non-core assets in 2001 resulted from the sale of property and certain assets related to an idled pickling operation, the sale of property and certain assets, including trademarks, related to the Granite City Division building products line, and a final payment related to the sale of our equity interest in Presque Isle Corporation (“Presque Isle”) in 2000. The $15.1 million net gain on disposal of non-core assets in 2000 resulted from the sale of our 30% equity interest in the Presque Isle Corporation, a limestone quarry.

Extraordinary Item

During 2001, the Company closed on a new $465 million Credit Agreement secured by both accounts receivable and inventory which was scheduled to expire in September 2004. This Credit Agreement replaced the old $200 million Receivables Purchase Agreement with an expiration date of September 2002 and the $200 million revolving credit facility secured by the Company’s inventories (the “Inventory Facility”) with an expiration date of November 2004. As a result, the Company recorded an extraordinary charge of $2.0 million with respect to the write-off of unamortized debt issuance costs in connection with the extinguishment of debt.

Change in Accounting Principle

Effective January 1, 2001, the Company changed its method of accounting for investment gains and losses on pension assets for the calculation of net periodic pension cost. Previously, the Company’s actuary used a

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NKK Transactions

During 1998, the Company entered into a Turnkey Engineering and Construction Contract with NKK Steel Engineering, Inc. (“NKK SE”), a subsidiary of NKK, to design, engineer, construct and install a continuous galvanizing facility at Great Lakes. The purchase price payable by the Company to NKK SE for the facility is approximately $150 million. During 2002, 2001, 2000, 1999 and 1998, $0.2, $4.0, $32.2, $98.4, and $15.2 million, respectively, was paid to NKK SE relating to the above mentioned contract. In March of 2002, the Company received $5.5 million from NKK SE in settlement of the Company’s claims for liquidated damages for late startup and other performance issues. All claims between the parties pursuant to the Construction Contract have now been resolved and all letters of credit previously held by the Company as security for NKK SE’s performance have been returned to NKK SE.

During 2002, the Company did not purchase any finished-coated steel produced by NKK. During 2001, the Company purchased from a trading company in arms’ length transactions at competitively bid prices, approximately $0.1 million, of finished-coated steel produced by NKK.

Effective as of February 16, 2000, the Company entered into a Steel Slab Products Supply Agreement with NKK, the initial term of which extended through December 31, 2000 and continues on a year-to-year basis thereafter until terminated by either party on six months notice. Pursuant to the terms of this Agreement, the Company will purchase steel slabs produced by NKK at a price determined in accordance with a formula set forth in the Agreement that approximates current market price. The quantity of slabs to be purchased is negotiated on a quarterly basis. The Company purchased $1.9 million and $28.9 million of slabs under this agreement during 2002 and 2001. The Company currently has no commitments to purchase slabs produced by NKK during 2003.

Effective May 1, 1995, the Company entered into an Agreement for the Transfer of Employees with NKK, the term of which has been extended through June 30, 2003. Pursuant to the terms of this Transfer Agreement,

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technical and business advice is provided through NKK employees who are transferred to the employ of the Company. The Company is obligated to reimburse NKK for the costs and expenses incurred by NKK in connection with the transfer of these employees, subject to an agreed-upon cap. The cap was $7.0 million during each of 2001 and 2000 and was $6.0 million in 2002. The cap for 2003 will be $1.5 million. The Company incurred expenditures of approximately $4.5 million, $5.0 million and $6.7 million under this agreement during 2002, 2001 and 2000, respectively. In addition, the Company utilized various other engineering services provided by NKK and incurred expenditures of approximately $0.3 million, $1.7 million and $0.2 million for these services during 2002, 2001 and 2000, respectively.

During March 2001, the Company entered into a Subordinated Credit Agreement with NUF LLC (“NUF”), a wholly owned subsidiary of NKK, pursuant to which NUF agreed to provide a $100 million revolving credit facility to the Company. This loan is secured by a junior lien on the Company’s inventory and certain unsold receivables and had a scheduled termination date of February 25, 2002. (See Note 5 to the Consolidated Financial Statements.)

On May 25, 2000, the Company entered into a Cooperation Agreement on Research and Development and Technical Assistance with NKK Corporation with an initial term of five years. The Cooperation Agreement allows for either party to make available to the other party technical assistance and consulting services relating to research and development on existing and future steel products and relevant technology. No amounts were paid or received pursuant to the Cooperation Agreement during 2002, 2001 and 2000.

On August 13, 2002, the Company sold its 10% ownership interest in DNN Galvanizing Limited Partnership to an affiliate of NKK, National’s majority shareholder, and the Company received proceeds of $3.8 million.

All of the transactions between the Company and NKK and its affiliates which are described above were unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK.

In 2002 and 2001 no dividends were paid. In 2000, cash dividends of $0.21 per share, or approximately $4.6 million, were paid on 22,100,000 shares of Class A Common Stock owned by NKK. (See Note 3 to the Consolidated Financial Statements.)

Affiliate Transactions

The Company is contractually required to purchase its proportionate share of raw material production or services from certain affiliated companies. Such purchases of raw materials and services aggregated $30.0 million in 2002, $36.0 million in 2001 and $37.6 million in 2000. Additional expenses were incurred in connection with the operation of a joint venture agreement. (See Note 12 to the Consolidated Financial Statements.) Accounts payable at December 31, 2002 and 2001 included amounts with affiliated companies accounted for by the equity method of $1.7 million and $1.3 million, respectively.

The Company sold various prime and non-prime steel products and services to affiliated companies at prices that approximate market price. Sales totaled approximately $27.8 million in 2002, $36.7 million in 2001 and $65.3 million in 2000. Accounts receivable at December 31, 2002 and 2001 included amounts with affiliated companies of $9.2 million and $13.2 million, respectively.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tinplate Partners International, Inc. (“TPI”) filed for bankruptcy in 2002 and subsequently sold all of its assets. The Company holds a 42% equity interest in Tin Plate Holdings, Inc. which owns all of the outstanding stock of TPI. The Company’s equity investment in Tin Plate Holdings, Inc. was valued at zero in 2001.

On February 28, 2003, the Company entered into an agreement to sell its equity interest in National Robinson, L.L.C. to Robinson Steel Co., Inc. for approximately $3.5 million of cash, which results in a gain of $0.9 million.

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

It is the Company’s policy to expense or capitalize, as appropriate, environmental expenditures that relate to current operating sites. Environmental expenditures that relate to past operations and which do not contribute to future or current revenue generation are expensed. With respect to costs for environmental assessments or remediation activities, or penalties or fines that may be imposed for noncompliance with such laws and regulations, such costs are accrued when it is probable that liability for such costs will be incurred and the amount of such costs can be reasonably estimated. The Company has accrued an aggregate liability for such costs of $6.5 million and $6.6 million as of December 31, 2002 and 2001, respectively.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and similar state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. The Company and certain of its subsidiaries are involved as a potentially responsible party (“PRP”) in a number of CERCLA and other environmental cleanup proceedings. At some of these sites, the Company does not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate its potential liability. With respect to those sites for which the Company has sufficient information to estimate its potential liability, the Company has accrued an aggregate liability of $6.9 million and $9.0 million as of December 31, 2002 and 2001, respectively.

The Company has also recorded reclamation and other costs to restore its shutdown coal locations to their original and natural state, as required by various federal and state mining statutes. The Company has recorded an aggregate liability of $0.8 and $2.0 million, respectively at December 31, 2002 and 2001, relating to these properties.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 12.    Other Commitments and Contingencies

In conjunction with the sale of our interest in DNN, the Company entered into a Line Access Agreement for use of the galvanizing line. The agreement makes available to the Company on a declining basis line-time for coating of the Company’s products through December 31, 2003. The Company is required to commit to actual line-time usage 67 days prior to the start of a month. The company is then committed to utilize and pay a tolling fee in connection with this “committed line time”.

The Company has a 50% interest in a joint venture with Bethlehem Steel Corporation (“Bethlehem”), which commenced production in May 1994. The joint venture, Double G Coatings Company, L.P. (“Double G”), constructed a 300,000 ton per year coating facility near Jackson, Mississippi which produces galvanized and Galvalume steel sheet for the construction market. The Company is committed to utilize and pay a tolling fee in connection with 50% of the available line-time at the facility through May 10, 2004. Double G provided a first mortgage on its property, plant and equipment and the Company has separately guaranteed $6.1 million of Double G’s debt as of December 31, 2002.

The Company has entered into certain commitments with suppliers which are of a customary nature within the steel industry. Commitments have been entered into relating to future expected requirements for such commodities as coal, coke, iron ore pellets, natural and industrial gas, electricity and certain transportation and other services. Commitments have also been made relating to the supply of pulverized coal and coke briquettes. Certain commitments contain provisions which require that the Company “take or pay” for specified quantities without regard to actual usage for periods of up to 10 years. In 2003 and 2004 the Company has commitments with “take or pay” or other similar commitment provisions for approximately $83.8 million and $83.1 million, respectively. Under the Bankruptcy Code, we may assume or reject executory contracts. In 2002, the Company rejected some of these “take or pay” commitments. In 2002, we purchased $132.5 million under the remaining contracts. The Company fully utilized all such “take or pay” requirements in 2001 and 2000 and purchased $281.4 million and $405.9 million, respectively, under these contracts. The Company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The Company also believes that prices in the contracts are such that the products or services will approximate the market price over the lives of the contracts. Under the Bankruptcy Code, we may assume or reject executory contracts. Therefore the amounts actually paid under these commitments could differ from these amounts.

The Company is jointly liable with LTV Steel Company, Inc. (“LTV”) for environmental clean-up and certain retiree benefit costs related to the closed Donner Hanna Coke plant. On December 31, 2000, LTV filed for Chapter 11 protection under U.S. bankruptcy laws. During the fourth quarter of 2001, LTV announced their intentions to initiate an orderly liquidation in accordance with bankruptcy laws. As a result, the Company recorded 100% of the obligation for the retiree benefit costs and recorded a charge of $3.6 million in 2001.

The Company has a 50% interest in Double G with Bethlehem and a 13% interest in a joint venture family health care facility with Bethlehem and another steel company. On March 13, 2003, Bethlehem Steel Corporation announced that it had signed an asset purchase agreement to sell substantially all of its assets including its interest in joint ventures. We are uncertain what effect, if any, this will have on our future earnings and financial position.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit

The Company utilizes third-party standby letters of credit to provide financial assurance for certain insurance activities, employee benefit payments and other activities in the normal course of business. These letters of credit are irrevocable and generally have one-year renewable terms. Outstanding standby letters of credit as of December 31, 2002 and 2001 were $38.9 million and $24.7 million, respectively. The contract amounts of these letters of credit approximate their fair value.

Note 13.    Derivative Instruments

In order to reduce the uncertainty of price movements with respect to the purchase of zinc, the Company has entered into financial derivative instruments in the form of swap contracts with global financial institutions. These contracts, which typically mature within one year, have been designated as cash flow hedges. Therefore, these contracts are recorded at their fair value on the balance sheet and any changes in their fair value, to the extent they have been effective as hedges, will be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The fair value of commodity purchase swap contracts are calculated using pricing models used widely in financial markets. Additionally, the Company had one forward contract for the purchase of natural gas that upon adoption of SFAS 133 was classified as a derivative instrument. This contract was sold in January 2001 for $26.2 million. Upon the sale of the contract, the resulting gain was recognized as an unusual item in the income statement.

The estimated fair value of derivative financial instruments used to hedge the Company’s risks will fluctuate over time. At December 31, 2002, the Company had no outstanding derivative instruments. At December 31, 2001, the Company had recorded a liability of $2.3 million with an offset to accumulated other comprehensive income.

Note 14.    Long-term Incentive Plan

The Long-Term Incentive Plan, established in 1993, has authorized the granting of options for up to 3,400,000 shares of Class B Common Stock to certain executive officers and other key employees of the Company. The Non-Employee Directors Stock Option Plan, also established in 1993, has authorized the grant of options for up to 100,000 shares of Class B Common Stock to certain non-employee directors. No stock based employee compensation cost is reflected in net income as the exercise price of the options equals the fair market value of the Common Stock on the date of the grant. All options granted have ten year terms. Options generally vest and become fully exercisable ratably over three years of continued employment. However, in the event that termination of employment is by reason of retirement, permanent disability or death, the option must be exercised in whole or in part within 24 months of such occurrences. There were 2,031,795 and 1,757,837 options available for granting under the stock option plans as of December 31, 2002 and 2001, respectively. There were no options granted in 2002.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s stock option activity and related information follows:

	Number Of Options	Exercise Price (Weighted Average)
Balance outstanding at January 1, 2000	1,069,993	11.15
Granted	501,500	6.72
Forfeited	(319,581)	12.65

Balance outstanding at December 31, 2000	1,251,912	8.99
Granted	775,000	2.05
Forfeited	(326,889)	7.35

Balance outstanding at December 31, 2001	1,700,023	$6.14
Granted	—	—
Forfeited	(273,958)	5.79

Balance outstanding at December 31, 2002	1,426,065	$6.21

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$1 1/10 to $4	606,126	7.6	$2.07	210,648	$2.09
$4 to $8	372,889	6.1	7.04	265,213	7.05
$8 to $12	277,416	3.9	8.75	277,416	8.75
$12 to $19	169,634	2.8	14.99	169,634	14.99

Total	1,426,065	5.9	$6.21	922,911	$7.89

There were 674,130 exercisable stock options with a weighted average exercise price of $9.91 as of December 31, 2001.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Quarterly Results of Operations (Unaudited)

Following are the unaudited quarterly results of operations for the years 2002 and 2001.

	2002
	Three Months Ended
	March 31	June 30	September 30	December 31
	Dollars in millions, except per share amounts
Net sales	$604.0	$658.1	$694.2	$653.1
Gross margin	(48.2)	5.3	34.4	(19.0)
Other items	—	—	—	(6.9)
Reorganization items	7.2	6.4	4.5	32.5
Net income (loss)	(53.2)	(34.0)	3.5	(65.0)
Basic and diluted earnings per share:
Net income (loss)	$(1.29)	$(0.82)	$0.08	$(1.57)

	2001
	Three Months Ended
	March 31	June 30	September 30	December 31
	Dollars in millions, except per share amounts
Net sales	$589.4	$673.2	$637.0	$592.7
Gross margin	(76.7)	(51.1)	(75.5)	(121.0)
Other items	(26.0)	(2.0)	10.9	1.2
Extraordinary item	—	—	(2.0)	—
Cumulative effect of change in accounting principal	17.2	—	—	—
Net loss	(108.7)	(110.3)	(152.8)	(280.3)
Basic and diluted earnings per share:
Net loss	$(2.63)	$(2.67)	$(3.70)	$(6.79)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item regarding executive officers is incorporated by reference from the section captioned “Executive Officers” in Part I of this report.

Information Concerning Directors

Set forth below for each director is his name and age; the date on which he first became a director of the Company; the names of other companies of which he serves as a director; and his principal occupation during at least the last five years.

Arthur H. Aronson

Mr. Aronson, age 67, has been a director of the Company since March 14, 2001. Mr. Aronson served as Chairman and Chief Executive Officer of Allegheny Ludlum Corporation from 1994 to 1996. From 1996 to 1998, he served as Executive Vice President and President of the Specialty Metals Group of Allegheny Teledyne, Inc., which manufactures stainless and specialty metals. Mr. Aronson was a consultant to Allegheny Teledyne Incorporated from 1999 until his retirement in July 2000. Mr. Aronson also serves as a director of Cooper Tire & Rubber Company and Keystone Powder Metal Corp. Mr. Aronson is a member of the Audit and Compensation Committees.

Edsel D. Dunford

Mr. Dunford, age 67, has been a director of the Company since April 27, 1998. Mr. Dunford has held a variety of management and technical positions with TRW, Inc., a manufacturer of products for the automotive, space and defense and information systems industries. He served as President of TRW from 1991 until his retirement in 1994. Mr. Dunford also serves as a director of Cooper Tire & Rubber Company. Mr. Dunford is Chairman of the Compensation Committee and a member of the Audit Committee.

Hideji Endo

Mr. Endo, age 54, has been a director of the Company since December 18, 2002. In March of 2001, Mr. Endo was appointed General Manager of Manufacturing Technology of the Company. He was appointed to his current position of Assistant Chairman in December of 2002. Prior to March of 2001, Mr. Endo served in various capacities with NKK Corporation (“NKK”), a Japanese steel manufacturer and the parent company of NKK U.S.A. Corporation (the holder of all of the outstanding shares of the Company’s Class A Common Stock). His most recent positions were General Manager of Egypt Project Team, Engineering Division from March of 1997 to March 2001 and General Manager of Technical Coordination, Steel Division from July of 1995 through March of 1997.

Freman Hendrix

Mr. Hendrix, age 52, has been a director of the Company since February 25, 2003. Since 2001, Mr. Hendrix has served as the Chief Operations Officer of Strategic Staffing Solutions, a company which provides information technology and consulting services. Prior to 2001, Mr. Hendrix served for almost 8 years in the administration of Dennis Archer, the Mayor of Detroit. From 1994 to 1997, he served as Chief of Staff and Chief Executive Assistant and from 1998 to 2001 as Deputy Mayor and Chief Administrative Officer. From 1999 to 2000 Mr. Hendrix also served as Chairman of the Detroit Public Schools Board of Education. Mr. Hendrix was nominated to serve on the Board of Directors pursuant to a collective bargaining agreement with the United Steel Workers of America.

Mitsuoki Hino

Mr. Hino, age 55, has been a director of the Company since October 27, 1998. Since 1971, Mr. Hino has served in various capacities with NKK. His most recent positions have been General Manager, Sales and Production Planning from 1995 to March 2000 and Vice President, Planning, Logistics and Information Technology from April 2000 to March 2001 and Senior Vice President, Planning, Logistics, and Information Technology since April 2001. He served as a Director of the Board of NKK from June 1999 until March 2000.

Bruce K. MacLaury

Mr. MacLaury, age 71, has been a director of the Company since April 30, 1996. From 1977 to 1995, Mr. MacLaury served as President of The Brookings Institution which is engaged in public policy research and education. Mr. MacLaury also serves as a director of American Express Bank, Ltd. and the St. Paul Companies Inc. Mr. MacLaury is Chairman of the Audit Committee and a member of the Nominating Committee.

Mineo Shimura

Mr. Shimura, age 51, has been a director of the Company since April 21, 1997. He was elected Chairman of the Board and Chief Executive Officer effective as of September 27, 2002. Prior to being elected to that position, Mr. Shimura served as a senior executive for various U.S. affiliates of NKK, including President of NUF LLC (a finance company), President of NKK America, Inc. (a service company), President of NKK U.S.A. Corporation (a holding company), President of NKK Windsor Corporation (a finance company) and President of Galvatek Ontario Corporation (a holding company).

Akira Uemura

Mr. Uemura, age 52, has been a director of the Company since March 14, 2001. Mr. Uemura has served in various capacities with NKK since 1974. His most recent positions have been Team Manager of the Plant Construction and Engineering Department at NKK’s head office from 1995 to 1997, General Manager of the Plant Engineering Department at NKK’s Fukuyama Works from 1998 to 1999 and General Manager of the Plant Construction and Engineering Department at NKK’s head office from 2000 to the present. Mr. Uemura is Chairman of the Nominating Committee.

Sotaro Wakabayashi

Mr. Wakabayashi, age 53, has been a director of the Company since December 16, 1998. Mr. Wakabayashi has served in various capacities with NKK since 1974. His most recent positions have been Senior Counselor from 1994 to 1998 and Chief Senior Counselor from 1998 to the present. Mr. Wakabayashi is a member of the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who owned greater than 10% of a class of the Company’s equity securities to file with the Securities and Exchange Commission an initial statement of beneficial ownership and certain statements of changes in beneficial ownership of equity securities of the Company. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no other forms were required, the Company believes that all Section 16(a) filing requirements with respect to its executive officers and directors were met during 2002, with the exception of a Form 3 for Mr. Endo and a Form 4 for Mr. Dunford that were filed late.

Item 11.    Executive Compensation

Compensation of Directors

Directors who are not employees of the Company or any of its subsidiaries receive an annual fee of $30,000 plus a fee of $1,000 for attendance at each meeting of the Board of Directors and at each meeting of a committee of the Board of Directors. The chairman of each standing committee receives an additional annual payment of $3,000. All directors are reimbursed for expenses incurred in attending Board and committee meetings. In addition, any non-employee director who, at the request of the Chairman of the Board, performs special services or assignments on behalf of the Board, receives compensation of $1,000 per day plus reasonable out-of-pocket expenses. The 1993 National Steel Corporation Non-Employee Directors Stock Option Plan (“Directors Plan”) provides that each non-employee director will receive, upon his initial election to the Board of Directors, a stock option grant of 2,500 shares of Class B Common Stock at the then market price. The Directors Plan also provides for an additional stock option grant of 1,000 shares of Class B Common Stock to each non-employee director at each anniversary of Board service. All stock options granted pursuant to the Directors Plan vest in one-third annual increments commencing on the first anniversary date of the initial grant. No options were granted pursuant to the Directors Plan during 2002 as a result of the voluntary petitions for reorganization relief under Chapter 11 of Title 11 of the United States Code filed on March 6, 2002 by the Company and certain of its subsidiaries in the Bankruptcy Court.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Awards	All Other Compensation ($)(4)
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation ($)(2)	Securities Underlying Options/SARs (#)(3)
Hisashi Tanaka	2002	375,003	—	11,290	—	14,225
Former Chairman of the Board	2001	413,144	—	15,420	50,000	19,427
and Chief Executive Officer (5)	2000	—	—	—	1,000	—

Mineo Shimura	2002	128,847	—	12,330	—	18,611
Chairman of the Board and	2001	—	—	—	1,000	—
Chief Executive Officer (6)	2000	—	—	—	1,000	—

John A. Maczuzak	2002	425,004	—	11,896	—	19,988
President and	2001	425,004	—	11,896	50,000	29,822
Chief Operating Officer	2000	422,920	—	12,287	50,000	26,936

Ronald J. Werhnyak	2002	261,664	81,137	5,510	—	13,045
Senior Vice President, General	2001	245,004	—	5,510	20,000	16,067
Counsel and Secretary	2000	243,754	—	5,695	20,000	14,689

Kirk A. Sobecki	2002	230,000	68,200	1,858	—	7,705
Senior Vice President, and	2001	175,000	—	5,303	15,000	12,242
Chief Financial Officer	2000	163,750	—	—	10,000	3,750

Daniel B. Joeright	2002	200,004	23,500	4,092	—	11,000
Vice President and General	2001	200,004	—	4,144	20,000	12,328
Manager—Regional Division (7)	2000	185,203	—	7,917	20,000	16,647

(1)	The amount shown for 2002 includes (i) for Mr. Werhnyak, a one time special performance bonus in the amount of $50,000 and a payment pursuant to the Company’s Retention and Emergence Incentive Compensation Program (the “Retention Program”) of $31,137; (ii) for Mr. Sobecki, a one time special performance bonus in the amount of $40,000 and a payment pursuant to the Retention Program of $28,200; and (iii) for Mr. Joeright, a payment pursuant to the Retention Program of $23,500. The Retention Program was approved by the Bankruptcy Court on May 28, 2002 and is designed to incent and reward a select group of key executives and employees to remain in the employ of the Company throughout the Bankruptcy Case and until the date of “emergence.” The Retention Program covers 95 key employees (including all of the Named Executive Officers, other than Mr. Tanaka) and provides for fixed retention payments on specified dates and a one-time payment upon “emergence.” Emergence is defined as the earlier to occur of: (i) the effective date of a confirmed plan of reorganization or (ii) the date on which a “Change of Control” occurs. For the Named Executive Officers, payments equal to 11.75% of the individual’s annual base compensation are payable 4, 10, 16 and 22 months after the date of filing the Bankruptcy Case. In addition, the Named Executive Officer receives a payment equal to 47% of annual base compensation upon emergence. If emergence occurs prior to 22 months after the date of filing the Bankruptcy Case, the aggregate value of all remaining payments is paid to the Named Executive Officer. However, Mr. Shimura and Mr. Maczuzak do not receive interim payments. Their payments accrue and are paid only upon emergence.
(2)	The amount shown represents amounts paid to the Named Executive Officer for reimbursement of taxes.
(3)	All grants shown were made pursuant to the Company’s 1993 Long Term Incentive Plan, except for the grants made to Mr. Tanaka in 2000 and to Mr. Shimura in 2000 and 2001, all of which were made pursuant to the Directors Plan.

(4)	The amount shown for 2002 includes (a) the Company’s contribution to the National Steel Retirement Savings Program for Messrs. Maczuzak, Werhnyak, Sobecki and Joeright in the amount of $5,000 each; and (b) the dollar value of life insurance premiums paid by the Company on behalf of the Named Executive Officer for Messrs. Tanaka, Shimura, Maczuzak, Werhnyak, Sobecki and Joeright in the amounts of $14,225, $18,611, $14,988, $8,045, $2,705 and 6,000, respectively.
(5)	Mr. Tanaka resigned his position as Chairman of the Board and Chief Executive Officer on September 26, 2002.
(6)	Mr. Shimura was appointed Chairman of the Board and Chief Executive Officer on September 27, 2002.
(7)	Mr. Joeright became an executive officer of the Company on May 8, 2000.

Stock Option/SAR Tables

No stock options or SARs were granted to the Named Executive Officers during 2002.

The following table sets forth certain information concerning options to purchase the Company’s Class B Common Stock and SARs which were exercised by the Named Executive Officers during 2002 and the value of unexercised options and SARs held by the Named Executive Officers as of December 31, 2002.

AGGREGATED OPTION/SAR EXERCISES IN 2002 AND

DECEMBER 31, 2002 OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2002 (#)(1)		Value of Unexercised In-the-Money Options/SARs at December 31, 2002 ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Hisashi Tanaka	0	0	0	0	0	0
Mineo Shimura	0	0	4,499	1,001	0	0
John A. Maczuzak	0	0	195,001	49,999	0	0
Kirk A. Sobecki	0	0	31,666	13,334	0	0
Ronald J. Werhnyak	0	0	62,801	19,999	0	0
Daniel B. Joeright	0	0	19,999	20,001	0	0

(1)	All unexercised instruments are stock options.
(2)	There were no in-the-money stock options held by the Named Executive Officers at December 31, 2002 because the exercise prices of all unexercised stock options exceeded the market price of the Company’s Class B Common Stock on December 31, 2002.

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

	PENSION PLAN TABLE

Average Annual	Years of Service

Eligible Compensation Preceding Retirement	10	15	20	25	30	35	40	45
$100,000	$13,000	$19,500	$26,000	$32,500	$39,500	$46,000	$52,500	$59,000
150,000	20,000	30,500	40,500	50,500	60,500	70,500	80,500	91,000
200,000	27,000	41,000	54,500	68,000	81,500	95,500	109,000	122,500
250,000	34,500	51,500	68,500	86,000	103,000	120,000	137,500	154,500
300,000	41,500	62,000	83,000	103,500	124,000	145,000	165,500	186,500
350,000	48,500	72,500	97,000	121,000	145,500	169,500	194,000	218,000
400,000	55,500	83,500	111,000	139,000	166,500	194,500	222,000	250,000
450,000	62,500	94,000	125,000	156,500	188,000	219,000	250,500	282,000
500,000	69,500	104,500	139,500	174,000	209,000	244,000	279,000	313,500
600,000	84,000	126,000	167,500	209,500	251,500	293,500	335,500	377,500
700,000	98,000	147,000	196,000	245,000	294,000	343,000	392,000	441,000
800,000	112,000	168,000	224,500	280,500	336,500	392,500	448,500	504,500
900,000	126,500	189,500	252,500	315,500	379,000	442,000	505,000	568,500
1,000,000	140,500	210,500	281,000	351,000	421,500	491,500	562,000	632,000

Eligible compensation covered by the Company’s retirement plans includes the eligible employee’s base salary, before reduction for any salary deferral agreements, and certain bonus awards paid to the eligible employee for the sixty highest consecutive months during the last ten years of employment. Benefits paid under the Company’s plans are not subject to reduction for social security payments received by the Company’s executive officers.

The table below shows for each of the Named Executive Officers (a) the years of service under the retirement plans as of December 31, 2002, and (b) the amount of eligible compensation under the retirement plans for 2002:

Name	Years of Service	Eligible Compensation
Hisashi Tanaka	1.8333	$375,003
Mineo Shimura	0.25	128,847
John A. Maczuzak	6.6667	425,004
Kirk A. Sobecki	4.00	270,000
Ronald J. Werhnyak	10.4167	311,664
Daniel B. Joeright	11.667	200,004

In December of 2002, the PBGC filed a complaint seeking an order (i) terminating certain pension plans sponsored by the Company (including the plan in which the Named Executive Officers participate), (ii) appointing the PBGC as the statutory trustee of these pension plans, (iii) establishing December 6, 2002 as the termination date of the pension plans and (iv) requiring the Company to deliver to the PBGC all records, assets, property and documents related to these pension plans. The action taken by the PBGC could result in a reduction in the amounts payable to the Named Executive Officers from the amounts described above.

Employment Contracts

The Company has entered into employment contracts (“Contracts”) with certain executives, including the Named Executive Officers identified below. Set forth below is a summary of certain terms of the Contracts applicable to such Named Executive Officers.

The Contract with Mr. Tanaka, who terminated his employment with the Company effective as of September 26, 2002, provided for certain post termination covenants including non-disclosure, non-solicitation of employees, cooperation during a transition period and release of employment claims. The Contract with Mr. Tanaka also provided for certain payments and benefits to Mr. Tanaka upon termination of his employment under certain circumstances. However, because Mr. Tanaka terminated his employment without “good reason”, he received no special termination benefits pursuant to his Contract.

The Contract with Mr. Shimura provides for (i) non-competition for a period of two years subsequent to termination of employment by Mr. Shimura without “good reason”; and (ii) other post termination covenants including non-disclosure, non-solicitation of employees, cooperation during a transition period and release of employment claims. The term of the Contract with Mr. Shimura expires on February 29, 2004. The Contract provides that (i) the annual base salary of Mr. Shimura under the Contract shall be equal to the base salary in effect on the date of the Contract, subject to adjustment from time to time and (ii) Mr. Shimura’s annual target incentive compensation opportunity shall be equal to at least 50% of base salary. The Contract further provides that any reduction in Mr. Shimura’s then current base salary or target incentive opportunity constitutes “good reason” for termination of the Contract by Mr. Shimura.

The Contract with Mr. Shimura provides for certain payments and benefits upon termination of Mr. Shimura’s employment. If Mr. Shimura’s employment terminates due to death or disability, he will receive a payment equal to the average incentive compensation paid to him in the three preceding years or, if greater, his target incentive compensation percentage multiplied by his then current base salary, in each case pro-rated to reflect the part of the year completed before termination. If his employment is terminated by the Company without “cause” or by Mr. Shimura for “good reason”, he would be entitled to special termination benefits consisting of: (i) a severance payment equal to 50% of his annual base salary; (ii) a pro-rata incentive compensation payment for the year of termination, based on the formula applied in the case of death or disability; (iii) continued stock option vesting and exercisability for a five year period; and (iv) a two year continuation of health care and certain other employee benefits on the same basis as if he had remained an employee for such period. During the benefit continuation period, Company provided employee benefits would be secondary to any benefits provided under an NKK sponsored benefit plan, or any Japanese government benefit plan or other available benefit plan. If Mr. Shimura is age 69 at the time of a qualifying termination, the benefit continuation period is reduced to one year. If termination occurs on or after age 70, there is no benefit continuation period. After expiration of his Contract term, Mr. Shimura would be entitled to the special termination benefits described above in the event he terminates his employment with or without “good reason”, or if the Company terminates his employment without “cause”. The Contract also provides that the Company will reimburse Mr. Shimura for expenses incurred in seeking in good faith to enforce his Contract.

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

The Contracts with Messrs. Werhnyak, Sobecki and Joeright provide for non-competition for a period of one year subsequent to a voluntary termination of employment by the executive under circumstances that do not constitute a “constructive discharge.” In addition, the Contracts provide other post-termination covenants including non-disclosure, non-solicitation of employees or customers, no unfavorable publicity and cooperation during a transition period. The Contracts have an initial term ending February 28, 2003, but will be extended for successive one-year periods unless terminated by written notice from either party not less than 60 days prior to any scheduled expiration date. Notice of termination of the Contracts, if given by the Company, will constitute “constructive discharge.” The Contracts provide that (i) the executive’s annual base salary shall be equal to the base salary in effect on the date of the Contract, subject to adjustment from time to time; (ii) his annual target incentive compensation opportunity shall be provided in accordance with short-term incentive compensation programs offered by the Company from time to time for its senior level executives; and (iii) any reduction in the executive’s then current base salary, target incentive opportunity or other benefits constitutes “constructive discharge.”

The Contracts with Messrs. Werhnyak, Sobecki and Joeright provide for certain payments and benefits upon termination of employment. If employment is terminated by the Company without “cause” or by the executive due to a “constructive discharge,” the executive would be entitled to receive: (i) a lump sum payment equal to 2.0, in the case of Mr. Werhnyak and Mr. Sobecki, or 1.75, in the case of Mr. Joeright, times the executive’s annual base salary; (ii) a lump sum payment equal to 2.0, in the case of Mr. Werhnyak and Mr. Sobecki, or 1.75, in the case of Mr. Joeright, times the greater of (A) the average annual incentive compensation paid to the executive in the three preceding years or (B) the executive’s target incentive compensation percentage multiplied by his then current base salary; (iii) a lump sum payment of all amounts accrued to the executive under the Executive Deferred Compensation Plan, whether or not otherwise forfeitable; (iv) executive outplacement services at a cost not to exceed thirty percent (thirty-five percent in the case of Mr. Sobecki) of annual base salary; (v) a one-year continuation of health care and other benefits on the same basis as if the executive had remained an employee for such period (and in the case of Messrs. Sobecki and Joeright, if he has not reached age 55 at the end of the one-year period, health care benefits only will continue for an additional period ending on the earlier of his 55th birthday or the second anniversary of the last day of his employment term); (vi) supplemental retirement benefits in an amount sufficient to provide the executive with retirement benefits from all Company sources equal to the pension provided under the National Steel Corporation Retirement Program, unreduced for early commencement and based on service of not less than 10 years in the case of Mr. Werhnyak and 15 years in the case of Mr. Joeright, and in the case of Mr. Werhnyak with an option to receive a portion of those payments in the form of an actuarially equivalent lump sum if his actual service at the time of termination is fewer than 10 years; (vii) retiree health care coverage in the case of Messrs. Werhnyak and Joeright; and (viii) continued stock option vesting and exercisability for a two-year period. If payments under the Contracts following a change in control of the Company are subject to excise tax, the Company will make a gross-up payment sufficient to ensure that the net after-tax amount retained by the executive (taking into account all taxes, including those on the gross-up payment) is the same as would have been the case had such excise tax not applied. All payments and other benefits under the Contracts are expressly conditioned on the executive’s execution of a Release of any claims against the Company. The Contracts also provide that disputes will be resolved through arbitration, and the Company will be responsible for all of the fees and expenses of the arbitration (including the executive’s reasonable attorney’s fees) if the executive prevails on any material issue which is the subject of the arbitration.

On May 28, 2002, the Bankruptcy Court approved the Senior Management Severance Program which covers certain key employees that have prepetion employment contracts with the Company, including the Named Executive Officers. The Senior Management Severance Program provides that severance for Messrs. Shimura, Maczuzak, Sobecki, Werhnyak and Joeright will be payable under the same circumstances as set forth in the Contracts described above, subject to the following limitations:

(i)	Upon the occurrence of a severance event, Messrs. Werhnyak, Sobecki and Joeright will receive a lump sum equal to the lesser of (a) the severance payment specified in the Contract or (b) one year’s annual base compensation plus bonus. Any severance amounts specified in the Contract in excess of this lump sum amount are fully earned, but subject to mitigation by the officer upon obtaining new employment.

(ii)	Mr. Shimura and Mr. Maczuzak will be initially entitled to only one year of severance, but shall earn an additional month of severance entitlement for each month of continued employment by the Company after the date of filing the Bankruptcy Case, capped at two years. No severance shall be paid to Mr. Shimura or Mr. Maczuzak in a lump sum. Instead, all severance payments shall be paid in the form of continuing salary, subject to mitigation upon obtaining new employment. Mr. Shimura will not be entitled to any severance if, after a severance event, he becomes employed by NKK or any NKK affiliate.

(iii)	After a “Change-in-Control”, severance shall only be payable if payable under the Contract, the employee is not employed by the acquirer or successor company or is terminated within 6 months of the Change-in-Control.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Of Directors And Management

The following table sets forth the number of shares of the Company’s Class B Common Stock and the number of shares of common stock of JFE Holdings beneficially owned by each of the Company’s directors, nominees for director and Named Executive Officers and by the Company’s directors and executive officers as a group as of March 1, 2003 in the case of the Company’s Class B Common Stock and as of December 31, 2002 in the case of JFE Holdings common stock. None of the Company’s directors, nominees for director or Named Executive Officers beneficially owned any shares of the Company’s Class A Common Stock. Except as otherwise indicated, each director, nominee for director or Named Executive Officer had sole voting and investment power with respect to any shares beneficially owned.

	JFE Holdings, Inc. Stock (1)		Class B Common Stock of Company
Name	Number of Shares Beneficially Owned (2)	Percent of Class	Number of Shares Beneficially Owned (3)		Percent of Class
Arthur H. Aronson	0	0	1,666		*
Edsel D. Dunford	0	0	4,666		*
Hideji Endo	1,125	*	0		0
Freman Hendrix	0	0	0		0
Mitsuoki Hino	2,475	*	3,999		*
Bruce K. MacLaury	0	0	5,666		*
Mineo Shimura	825	*	5,166		*
Akira Uemura	609	*	1,666		*
Sotaro Wakabayashi	375	*	3,999		*
Hisashi Tanaka	2,175	*	0		0
John A. Maczuzak	0	0	235,259	(4)(5)	1.23%
Kirk A. Sobecki	0	0	40,000		*
Ronald J. Werhnyak	0	0	76,134		*
Daniel B. Joeright	0	0	30,000		*
All directors and executive officers as a group (21 persons)	7,584	*	609,558	(3)	3.18%

*	Less than 1% of the outstanding shares on March 1, 2003 in the case of the Company’s Class B Common Stock and on December 31, 2002 in the case of JFE Holdings common stock.
(1)	NKK U.S.A. Corporation is the owner of the Company’s Class A Common Stock. NKK U.S.A. Corporation is a wholly owned subsidiary of NKK Corporation which is, in turn, a wholly owned subsidiary of JFE Holdings, Inc.
(2)	In addition, Messrs. Endo, Hino, Uemura, Wakabayashi and Tanaka have no voting power with respect to 81, 203, 929, 635 and 59 shares of JFE Holdings, Inc. stock respectively owned by them which are held by the trustee of the JFE Holdings, Inc. employee stock ownership program.
(3)	Includes shares which the individual has the right to acquire through the exercise of stock options which are exercisable within 60 days of March 1, 2003 in the following amounts: for Mr. Aronson 1,666 shares; for Mr. Dunford 4,666 shares; for Mr. Hino 3,999 shares; for Mr. MacLaury 5,666 shares; for Mr. Shimura 5,166 shares; for Mr. Uemura 1,666 shares; for Mr. Wakabayashi 3,999 shares; for Mr. Maczuzak 228,334 shares; for Mr. Werhnyak 76,134 shares; for Mr. Sobecki 40,000 shares; for Mr. Joeright 30,000 shares; and for all directors and executive officers as a group 588,793 shares.
(4)	Includes shares held by the trustee of the Company’s Salaried Employees Retirement Savings Program as of December 31, 2002 in the following amounts: for Mr. Maczuzak 3,425 shares; and for all directors and executive officers as a group 16,465 shares.
(5)	Includes 3,500 shares owned by Mr. Maczuzak’s spouse.

Additional Information Relating To Voting Securities

The following table sets forth the only holders known to the Company to beneficially own more than 5% of the Company’s Class A Common Stock or Class B Common Stock as of March 1, 2003, unless otherwise indicated. The information contained in this table is based upon the statements filed with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934.

	Number of Shares Beneficially Owned		Class of Commo Stock	Percent of Class Outstanding	Percent of Total Common Stock Outstanding
Name and Address of Beneficial Owner
NKK U.S.A. Corporation	22,100,000	(1)	Class A	100.00%	53.53%
1013 Centre Road
Wilmington, Delaware 19805-1297
Donald Smith & Co., Inc.	2,392,400	(2)	Class B	12.47%	5.79%
East 80, Rte. 4
Suite 360
Paramus, New Jersey 07652

(1)	According to a Schedule 13D/A dated January 18, 2002 filed with the Securities and Exchange Commission, NKK had shared voting and investment power with respect to 22,100,000 shares of Class B Common Stock listed as beneficially owned as a result of its ownership of Class A Common Stock convertible into an equal number of shares of Class B Common Stock.
(2)	According to a Schedule 13G dated January 17, 2003 filed with the Securities and Exchange Commission, Donald Smith & Co., Inc. reported that it had no voting power or dispositive power with respect to any of these shares.

Equity Compensation Plan Information

The information regarding our equity compensation plans required to be disclosed under Item 201(d) of Regulation S-K is included in Item 5 of this report.

Item 13.    Certain Relationships and Related Transactions

Effective May 1, 1995, the Company entered into an Agreement for the Transfer of Employees with NKK, the term of which has been extended through June 30, 2003. Pursuant to the terms of this Agreement, technical and business advice is provided through NKK employees who are transferred to the employ of the Company. The Company is obligated to reimburse NKK for the costs and expenses incurred by NKK in connection with the transfer of these employees, subject to an agreed upon cap. The cap was $6 million during 2002 and will be reduced to $1.5 million in 2003. The Company incurred expenditures of approximately $4.5 million under this Agreement during 2002. In addition, the Company paid approximately $0.3 million to NKK for various other engineering services provided by NKK during 2002.

On October 23, 1998, the Company entered into a Turnkey Engineering and Construction Contract with NKK Steel Engineering, Inc. (“NKK SE”), a subsidiary of NKK, to design, engineer, construct and install a continuous galvanizing facility at Great Lakes. The purchase price payable by the Company to NKK SE for the facility is approximately $150 million. During 2002, $0.2 million was paid to NKK SE relating to this contract. In March of 2002, the Company received $5.5 million from NKK SE in settlement of the Company’s claims for liquidated damages for late startup and other performance issues. All claims between the parties pursuant to the Construction Contract have now been resolved and all letters of credit previously held by the Company as security for NKK SE’s performance have been returned to NKK SE.

Effective as of February 16, 2000, the Company entered into a Steel Slab Products Supply Agreement with NKK, the initial term of which extended through December 31, 2000 and continues on a year to year basis thereafter until terminated by either party on six months notice. Pursuant to the terms of this Agreement, the Company purchases steel slabs manufactured by NKK at a price determined in accordance with a formula set forth in the Agreement that approximates current market price. The quantity of slabs to be purchased is negotiated on a quarterly basis. The Company purchased $1.9 million of slabs under this agreement during 2002 and currently has no commitments to purchase slabs produced by NKK during 2003.

On May 25, 2000, the Company entered into a Cooperation Agreement on Research and Development and Technical Assistance with NKK Corporation, with an initial term of five years. The Cooperation Agreement allows either party to make available to the other party technical assistance and consulting services relating to research and development on existing and future steel products and relevant technology. No amounts were paid or received pursuant to the Cooperation Agreement during 2002.

During March 2001, the Company entered into a Subordinated Credit Agreement with NUF LLC (“NUF”), a wholly owned subsidiary of NKK, pursuant to which NUF agreed to provide a $100 million revolving credit facility to the Company. This loan is secured by a junior lien on the Company’s inventory and certain unsold receivables and had a scheduled termination date of February 25, 2002. Due to proceeding under Chapter 11, we are in default on this agreement.

On August 13, 2002, the Company sold its 10% ownership interest in DNN Galvanizing Limited Partnership to an affiliate of NKK, National’s majority shareholder, and the Company received proceeds of $3.8 million.

All transactions between the Company and NKK and its affiliates which are described above have been unanimously approved by all directors of the Company who were not then, and never have been, employees of NKK.

On September 27, 2002, NKK and Kawasaki Steel Corporation (“KSC”), another large steel company in Japan, jointly established JFE Holdings, Incorporated (“JFE”) and became wholly-owned subsidiaries of JFE by the “stock-for-stock exchange” method. It was also announced that the steel businesses of KSC and NKK under JFE Holdings will be reorganized into JFE Steel Corporation in April 2003. According to documents filed by AK Steel Holding Corporation (“AK Steel”) with the Securities and Exchange Commission, as of March 14, 2003, KSC was the owner of 5.1% of the outstanding common stock of AK Steel.

PART IV

Item 14.    Controls and Procedures

Within 90 days of the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information regarding the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls, subsequent to the date of this evaluation.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

The following is a list of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference.

(1)	Financial Statements

NATIONAL	STEEL CORPORATION AND SUBSIDIARIES

Consolidated	Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated	Balance Sheets as of December 31, 2002 and 2001

Consolidated	Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Consolidated	Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

Notes	to Consolidated Financial Statements (Including Quarterly Financial Data)

(2)	Consolidated Financial Statement Schedules

Schedules	have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Separate	financial statements of subsidiaries not consolidated and 50 percent or less owned persons accounted for by the equity method have been omitted because considered in the aggregate as a single subsidiary they do not constitute a significant subsidiary.

(3)	Exhibits

See the attached Exhibit Index. Items 10-AA through 10-YY are management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K:

During the quarter ended December 31, 2002, the Company filed the following reports on Form 8-K:

(i)	The Company filed a report on Form 8-K dated October 10, 2002, reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

(ii)	The Company filed a report on Form 8-K dated October 25, 2002, reporting on Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

(iii)	The Company filed a report on Form 8-K/A dated October 28, 2002, reporting on Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

(iv)	The Company filed a report on Form 8-K/A dated November 8, 2002, reporting on Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

(v)	The Company filed a report on Form 8-K dated November 12, 2002, reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

(vi)	The Company filed a report on Form 8-K dated November 25, 2002, reporting on Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

(vii)	The Company filed a report on Form 8-K dated December 5, 2002, reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

(viii)	The Company filed a report on Form 8-K dated December 6, 2002, reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

(ix)	The Company filed a report on Form 8-K dated December 23, 2002, reporting on Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

(x)	The Company filed a report on Form 8-K dated December 30, 2002, reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mishawaka, State of Indiana, on March 28, 2003.

NATIONAL STEEL CORPORATION

By:	/S/ JOHN A. MACZUZAK
John A. Maczuzak President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 28, 2003

Name	Title

/S/ MINEO SHIMURA Mineo Shimura	Director; Chairman of the Board and Chief Executive Officer

/S/ ARTHUR H. ARONSON Arthur H. Aronson	Director

/S/ EDSEL D. DUNFORD Edsel D. Dunford	Director

/S/ HIDEJI ENDO Hideji Endo	Director

/S/ FREMAN HENDRIX Freman Hendrix	Director

/S/ MITSUOKI HINO Mitsuoki Hino	Director

/S/ BRUCE K. MACLAURY Bruce K. MacLaury	Director

/S/ AKIRA UEMURA Akira Uemura	Director

/S/ SOTARO WAKABAYASHI Sotaro Wakabayashi	Director

/S/ KIRK A. SOBECKI Kirk A. Sobecki	Senior Vice President and Chief Financial Officer

CERTIFICATION

I, Mineo Shimura, certify that:

1. I have reviewed this annual report on Form 10-K of National Steel Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ MINEO SHIMURA
Mineo Shimura Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Kirk A. Sobecki, certify that:

1. I have reviewed this annual report on Form 10-K of National Steel Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

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

2-E

Asset Purchase Agreement dated January 9, 2003 between United States Steel Corporation and the Company and certain of its subsidiaries, filed as Exhibit 2.1 to the report of the Company on Form 8-K dated January 10, 2003, Commission File Number 1-983, is incorporated herein by reference.

2-F

Asset Purchase Agreement dated January 30, 2003 between AK Steel Corporation and the Company and certain of its subsidiaries, filed as Exhibit 2.1 to the report of the Company on Form 8-K dated February 7, 2003, Commission File Number 1-983, is incorporated herein by reference.

2-G	First Amendment dated February 21, 2003 to Asset Purchase Agreement dated January 30, 2003 between AK Steel Corporation and the Company and certain of its subsidiaries.

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

Exhibit Number	Exhibit Description
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

4-J

$450,000,000 Secured Super Priority Debtor in Possession Credit Agreement dated as of March 6, 2002 among the Company, the subsidiaries of the Company party thereto, Citicorp USA, Inc., as Administrative Agent, Heller Financial, Inc., as Collateral Monitoring Agent, Fleet Capital Corporation and The CIT Group/Business Credit, Inc., as Documentation Agents, Heller Financial, Inc. and GMAC Business Credit, LLC, as Syndication Agents, The Fuji Bank Limited, as Co-Arranger, Salomon Smith Barney Inc., as Sole Book Manager and Sole Lead Arranger and the other lenders party thereto, filed as Exhibit 4-L to the annual report of the Company on Form 10-K for the year ended December 31, 2001, Commission File Number 1-983, is incorporated herein by reference.

4-K

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

10-G

Form of Indemnification Agreement between the Company and its directors and officers, filed as Exhibit 10-G to the Annual Report of the Company on Form 10-K for the year ended December 31, 2001, Commission File Number 1-983, is incorporated herein by reference.

10-H	Purchase and Sale Agreement dated as of August 13, 2002 among Galvatek America Corporation, Galvatek Ontario Corporation, National Ontario Corporation and National Ontario II Limited.

10-I	Line Access Agreement dated as of August 13, 2002 among the Company, NKK U.S.A. Corporation, Dofasco Inc. and DNN Galvanizing Corporation.

10-J

Forbearance Agreement dated as of August 13, 2002 among the Company, Dofasco, Inc., Galvatek Ontario Corporation, National Ontario II Limited, DNN Galvanizing Corporation, 904153 Ontario Inc., Galvatek America Corporation, National Ontario Corporation, NKK U.S.A. Corporation, and NKK Corporation.

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

10-Q

Amendment No. 6 to Agreement for the Transfer of Employees by and between the Company and NKK Corporation, filed as Exhibit 10-Q to the Annual Report of the Company on Form 10-K for the year ended December 31, 2001, Commission File Number 1-983, is incorporated herein by reference.

10-R	Amendment No. 7 to Agreement for the Transfer of Employees by and between the Company and NKK Corporation.

10-S	Amendment No. 8 to Agreement for the Transfer of Employees by and between the Company and NKK Corporation.

10-T

Agreement dated as of November 25, 1997 among the Company, Avatex Corporation, NKK Corporation and NKK U.S.A. Corporation, filed as Exhibit 10-R to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997, Commission File Number 1-983, is incorporated herein by reference.

10-U

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

10-W

Amended and Restated $100 Million Subordinated Credit Agreement dated September 28, 2001 between NUF LLC and the Company, filed as Exhibit 10-Y to the annual report of the Company on Form 10-K for ended December 31, 1995, Commission File Number 1-983, is incorporated herein by reference. the year ended December 31, 2001, Commission File Number 1-983, is incorporated herein by reference.

10-X

Technical Assistance Agreement dated June 25, 1990 between the Company and NKK Corporation, filed as Exhibit 10-Z to the annual report of the Company on Form 10-K for the year ended December 31, 2001, Commission File Number 1-983, is incorporated herein by reference.

10-Y

Amendment No. 1 dated July 29, 1998 to Technical Assistance Agreement dated June 25, 1990 between the Company and NKK Corporation, filed as Exhibit 10-AA to the annual report of the Company on Form 10-K for the year ended December 31, 2001, Commission File Number 1-983, is incorporated herein by reference.

10-Z

Amendment No. 2 dated December 11, 2000 to Technical Assistance Agreement dated June 25, 1990 between the Company and NKK Corporation, filed as Exhibit 10-BB to the annual report of the Company on Form 10-K for the year ended December 31, 2001, Commission File Number 1-983, is incorporated herein by reference.

10-AA	1993 National Steel Corporation Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952), is incorporated herein by reference.

10-BB

1993 National Steel Corporation Non-Employee Directors’ Stock Option Plan, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952), is incorporated herein by reference.

10-CC

Amendment Number One to the 1993 National Steel Corporation Non-Employee Directors’ Stock Option Plan, filed as Exhibit 10-A to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1997, Commission File Number 1-983, is incorporated herein by reference.

Exhibit Number	Exhibit Description
10-DD

Amendment Number Two to the 1993 National Steel Corporation Non-Employee Directors’ Stock Option Plan, filed as Exhibit 10-V to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997, Commission File Number 1-983, is incorporated herein by reference.

10-EE

Amendment Number Three to the 1993 National Steel Corporation Non-Employee Directors’ Stock Option Plan, filed as Exhibit 10-Y to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999, Commission File Number 1-983, is incorporated herein by reference.

10-FF

National Steel Corporation Management Incentive Compensation Plan dated January 30, 1989, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-57952), Commission File Number 1-983, is incorporated herein by reference.

10-GG

Employment Contract dated May 1, 1996 between the Company and John A. Maczuzak, filed as Exhibit 10-G to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 1996, Commission File Number 1-983, is incorporated herein by reference.

10-HH

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

10-LL

Employment Contract dated as of March 1, 2001 between the Company and Daniel B. Joeright, filed as Exhibit 10-QQ to the annual report of the Company on Form 10-K for the year ended December 31, 2000, Commission File Number 1-983, is incorporated herein by reference.

10-MM

Employment Contract dated as of March 1, 2001 between the Company and Ronald J. Werhnyak, filed as Exhibit 10-RR to the annual report of the Company on Form 10-K for the year ended December 31, 2000, Commission File Number 1-983, is incorporated herein by reference.

10-NN

Amendment dated February 22, 2002 to Employment Contract dated as of March 1, 2001 between the Company and Ronald J. Werhnyak, filed as Exhibit 10-TT to the annual report of the Company on Form 10-K for the year ended December 31, 2001, Commission File Number 1-983, is incorporated herein by reference.

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

10-QQ

Amendment dated November 7, 2001 to Employment Contract dated as of March 1, 2001 between the Company and William E. McDonough, filed as Exhibit 10-WW to the annual report of the Company on Form 10-K for the year ended December 31, 2001, Commission File Number 1-983, is incorporated herein by reference.

Exhibit Number	Exhibit Description
10-RR

Employment Contract dated as of March 1, 2001 between the Company and Kirk A. Sobecki, filed as Exhibit 10-UU to the annual report of the Company on Form 10-K for the year ended December 31, 2000, Commission File Number 1-983, is incorporated herein by reference.

10-SS

Amendment dated November 7, 2001 to Employment Contract dated as of March 1, 2001 between the Company and Kirk A. Sobecki, filed as Exhibit 10-YY to the annual report of the Company on Form 10-K for the year ended December 31, 2001, Commission File Number 1-983, is incorporated herein by reference.

10-TT

Amendment dated February 22, 2002 to Employment Contract dated as of March 1, 2001 between the Company and Kirk A. Sobecki, filed as Exhibit 10-ZZ to the annual report of the Company on Form 10-K for the year ended December 31, 2001, Commission File Number 1-983, is incorporated herein by reference.

10-UU	Employment Contract dated as of March 1, 2001 between the Company and Tamara J. Freeman.

10-VV	Employment Contract dated as of January 24, 2003 between the Company and Scott Montross.

10-WW

Employment Contract dated as of September 27, 2002 between the Company and Mineo Shimura, filed as Exhibit 10-A to the to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 2002, Commission File Number 1-983, is incorporated herein by reference.

10-XX

National Steel Corporation Executive Deferred Compensation Plan restated effective as of January 1, 2000, filed as Exhibit 10-VV to the annual report of the Company on Form 10-K for the year ended December 31, 2000, Commission File Number 1-983, is incorporated herein by reference.

10-YY

Employee Retention and Severance Program, filed as Exhibit 10-A to the to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 2002, Commission File Number 1-983, is incorporated herein by reference.

21	List of Subsidiaries of the Company.

23	Consent of Independent Auditors.

99-A	Certification of Chief Executive Officer.

99-B	Certification of Chief Financial Officer.