Form 10-Q
period 2003-03-31
NATIONAL STEEL CORP
filed 2003-05-14
CIK 70578

2003

First Quarter

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒            No  ☐

The number of shares outstanding of the Registrant’s Common Stock $.01 par value, as of May 1, 2003, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐            No  ☒

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions of Dollars, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net Sales	$672.9	$604.0
Cost of products sold	667.3	611.5
Selling, general and administrative expense	35.2	36.8
Depreciation	38.5	40.7
Equity income of affiliates	(0.4)	(0.6)
Pension curtailment	105.9	—
Other items	0.7	—

Loss from Operations before Reorganization Items	(174.3)	(84.4)
Reorganization items	12.1	7.2
Other (income) expense:
Interest and other financial income	(0.1)	(0.3)
Interest and other financial expense	3.8	14.9
Net gain on disposal of assets and other related activities	(5.3)	—

	(1.6)	14.6

Loss before Income Taxes and Cumulative Effect of Change in Accounting Principle	(184.8)	(106.2)
Income tax expense (credit)	0.1	(53.0)

Loss Before Cumulative Effect of Change in Accounting Principle	(184.9)	(53.2)
Cumulative effect of change in accounting principle	(2.0)	—

Net Loss	$(186.9)	$(53.2)

Basic and Diluted Earnings Per Share:
Loss before cumulative effect of change in accounting principle	$(4.48)	$(1.29)
Cumulative effect of change in accounting principle	(0.05)	—

Net loss	$(4.53)	$(1.29)

Weighted average shares outstanding (in thousands)	41,288	41,288

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED BALANCE SHEETS (NOTE 2)

(In Millions of Dollars, Except Share Amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9.2	$1.5
Receivables—net	247.9	222.5
Inventories	344.9	405.7
Deferred tax assets	4.7	4.7
Other	35.3	41.3

Total current assets	642.0	675.7
Investments in affiliated companies	11.9	13.7
Property, plant and equipment, net	1,222.9	1,256.5
Deferred tax assets	43.3	43.3
Intangible pension asset	—	108.8
Other assets	114.3	110.7

	$2,034.4	$2,208.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$108.7	$131.8
Debtor-in-possession financing	124.5	—
Salaries, wages, benefits and related taxes	93.6	90.6
Property taxes	28.2	24.2
Income taxes	0.3	0.2
Other accrued liabilities	53.0	57.1

Total current liabilities	408.3	303.9
Debtor-in-possession financing	—	128.5
Postretirement benefits other than pensions	21.6	21.3
Other long-term liabilities	18.6	13.4

Liabilities subject to compromise	2,620.1	2,646.4

Commitments and contingencies

Stockholders’ deficit
Common Stock—par value $.01:
Class A—authorized 30,000,000 shares, issued and outstanding 22,100,000	0.2	0.2
Class B—authorized 65,000,000 shares; issued 21,188,240; outstanding 19,188,240	0.2	0.2
Additional paid-in-capital	491.8	491.8
Retained deficit	(743.6)	(556.7)
Treasury stock, at cost: 2,000,000 shares	(16.3)	(16.3)
Accumulated other comprehensive loss:
Minimum pension liability	(766.5)	(824.0)

Total stockholders’ deficit	(1,034.2)	(904.8)

	$2,034.4	$2,208.7

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities
Net loss	$(186.9)	$(53.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	38.5	40.7
Reorganization items	12.1	7.2
Pension curtailment	105.9	—
Other items	0.7	—
Net gain on disposal of assets	(5.3)	—
Cumulative effect of change in accounting principle	2.0	—
Changes in assets and liabilities:
Receivables—trade	(23.0)	(20.0)
Receivables—allowance	(2.4)	5.4
Inventories	60.8	67.5
Accounts payable	(26.6)	81.1
Pension liability (net of change in intangible pension asset)	20.0	9.0
Postretirement benefits	14.3	8.1
Accrued liabilities	4.4	27.2
Other	9.2	(1.0)

Net Cash Provided by Operating Activities Before Reorganization Items	23.7	172.0
Reorganization items (excluding non-cash charges of $4.8 million)	(7.3)	(3.6)

Net Cash Provided by Operating Activities	16.4	168.4

Cash Flows from Investing Activities
Purchases of property and equipment	(4.7)	(3.8)
Net proceeds from settlement	—	5.3
Net proceeds from disposal of assets	8.3	—

Net Cash Provided by Investing Activities	3.6	1.5

Cash Flows from Financing Activities
Debt repayment	(8.0)	(4.6)
Credit facility borrowings—net	(4.0)	(148.8)
Debt issuance costs	(0.3)	(2.7)

Net Cash Used in Financing Activities	(12.3)	(156.1)

Net Increase in Cash and Cash Equivalents	7.7	13.8
Cash and cash equivalents at the beginning of the period	1.5	1.4

Cash and cash equivalents at the end of the period	$9.2	$15.2

Supplemental Cash Payment (Receipt) Information
Interest and other financing costs	$2.1	$10.9
Income taxes, net	—	(53.3)

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Millions of Dollars, Except Share Amounts)

	Common Stock— Class A	Common Stock— Class B	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2002	$0.2	$0.2	$491.8	$(408.0)	$(16.3)	$(378.6)	$(310.7)
Comprehensive loss:
Net loss				(148.7)			(148.7)
Other comprehensive income (loss):
Minimum pension liability						(447.7)	(447.7)
Net activity relating to derivative instruments						2.3	2.3

Comprehensive loss							(594.1)

Balance at December 31, 2002	0.2	0.2	491.8	(556.7)	(16.3)	(824.0)	(904.8)

Comprehensive loss:
Net loss				(186.9)			(186.9)
Other comprehensive income:
Minimum pension liability						57.5	57.5

Comprehensive loss							(129.4)

Balance at March 31, 2003 (Unaudited)	$0.2	$0.2	$491.8	$(743.6)	$(16.3)	$(766.5)	$(1,034.2)

See notes to consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

DEBTOR-IN-POSSESSION AS OF MARCH 6, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 (Unaudited)

NOTE 1—REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On March 6, 2002, National Steel Corporation and forty-one of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”). Certain majority owned subsidiaries of National Steel Corporation have been excluded from the Chapter 11 filings. The case was assigned to the Hon. John H. Squires and is being jointly administered under case number 02-08699. The Debtors also obtained Court approval of a $450 million Secured Super Priority Debtor In Possession Credit Agreement (“DIP Facility”) with the existing senior secured bank group which combined with other actions is being used to fund post-petition operating expenses as well as supplier and employee obligations.

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

On April 16, 2003, in accordance with procedures previously approved by the Court, we held an auction for the sale of substantially all of our steelmaking and finishing assets, as well as the assets of our iron ore pellet operation in Keewatin, Minnesota. At the conclusion of the auction, United States Steel Corporation (“US Steel”) was determined to be the bidder who had submitted the highest and best offer for the assets. On April 21, 2003 the Court approved the sale to US Steel pursuant to the terms of an asset purchase agreement (“APA”) between the parties which provides for the payment of $850 million in cash at closing and the assumption of certain liabilities of approximately $200 million. Completion of the transaction remains subject to certain conditions with a final closing expected by the end of May 2003. The assets subject to the APA have not been classified as “held for sale” at March 31, 2003 since the Court did not approve the sale until April 21, 2003. We will recognize a significant loss on the sale of these assets at closing of the transactions contemplated by the APA.

Currently, it is not possible to predict with certainty the effect of the sale of our assets on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. There will not be a recovery by our stockholders under any Chapter 11 plan.

NOTE 2—BASIS OF PRESENTATION

The accompanying consolidated financial statements of National Steel Corporation and its majority owned subsidiaries (the “Company”) presented herein have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Debtors’ Chapter 11 filings and the pending sale of assets to US Steel, such matters are subject to significant uncertainty. The Debtors intend to file a plan of reorganization or liquidation with the Court. The accompanying consolidated financial statements do not reflect (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the effect of any changes to the Debtors’ capital structure or in the Debtors’ business operations as the result of an approved plan of reorganization, or (d) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Court.

Our financial statements as of March 31, 2003, have been presented in conformity with the AICPA’s Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued November 19, 1990 (“SOP 90-7”). SOP 90-7 requires a segregation of liabilities subject to compromise by the Court as of the filing date and identification of all transactions and events that are directly associated with the reorganization. Certain majority owned subsidiaries reported in the Company’s consolidated results were not included in the Chapter 11 filings. Total assets for these entities were $6.5 million as of March 31, 2003, and their net loss for the quarter ended March 31, 2003 was $0.4 million.

In the opinion of management the consolidated financial statements presented herein include all adjustments necessary for the fair presentation on a going concern basis of the results for the periods indicated. All such adjustments made were of a normal recurring nature except for the items discussed in Notes 4, 5, 6 and 10. The financial results presented for the three-month period ended March 31, 2003 and 2002 are not necessarily indicative of results of operations for the full year. The Annual Report of the Company on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”) contains additional information and should be read in conjunction with this report.

We have engaged Ernst & Young LLP to conduct a review of the consolidated financial statements presented herein, in accordance with standards established by the American Institute of Certified Public Accountants. Their review report is included as an exhibit to this Form 10-Q.

Certain amounts in the 2002 financial statements have been reclassified to conform to current presentation.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation (“SFAS 123”), we have elected to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. We have adopted the disclosure-only provisions of SFAS 123 and SFAS 148, Accounting for Stock-Based compensation—Transition and Disclosure (“SFAS 148”).

Had compensation cost for the option plans been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS 148 and 123, there would have been no impact on earnings per share and the impact on the net loss would have been immaterial.

Impact of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 established a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement obligation be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We adopted this Statement as required effective January 1, 2003. The transition adjustment of $2.0 million, resulting from the adoption of SFAS No. 143 was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2003. For the three months ended March 31, 2003, loss before cumulative effect of change in accounting principle increased $0.1 million or $0.01 per share as a result of the change in accounting. The pro-forma effect of this change as if it had been made retroactively for the three months ended March 31, 2002 would be to decrease the loss before cumulative effect in change of accounting principle by $0.2 million or $0.01 per share.

Postemployment Benefits

We provide workers’ compensation, disability, and other medical benefits for certain salaried and represented employees. We account for those costs in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS 112”). In the first quarter of 2003, a change was made in our estimate of future obligations for workers’ compensation costs. The effect of this change was to increase the net loss by $9.1 million and increase liabilities subject to compromise respectively.

NOTE 3—INVENTORIES

Inventories are as follows:

Dollars in millions	March 31, 2003	December 31, 2002

Inventories
Finished and semi-finished	$328.0	$352.8
Raw materials and supplies	143.6	178.7

	471.6	531.5
Less LIFO reserve	(126.7)	(125.8)

	$344.9	$405.7

NOTE 4—REORGANIZATION ITEMS

Reorganization items are comprised of items of income, expense and loss that were realized or incurred by us as a result of our decision to reorganize under Chapter 11 of the Bankruptcy Code. The following summarizes the reorganization charges during the first quarter of 2003 and 2002:

	Three Months Ended March 31,
Dollars in millions	2003	2002

Professional and other fees	$8.8	$2.9
Write-down of deferred financing costs	—	2.3
Provision for rejected derivative contract	—	1.3
Provision for potential additional costs on long-term agreements	2.9	—
Other	0.4	0.7

	$12.1	$7.2

NOTE 5—INTEREST EXPENSE

Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the quarter ended March 31, 2003 and 2002 was approximately $12.2 million and $3.4 million, respectively.

NOTE 6—INCOME TAXES

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

NOTE 7—SEGMENT INFORMATION

	March 31, 2003			March 31, 2002
Dollars in millions	Steel	All Other	Total	Steel	All Other	Total
Three months ended:
Revenues from external customers	$668.9	$4.0	$672.9	$598.8	$5.2	$604.0
Intersegment revenues	106.5	39.0	145.5	110.1	38.2	148.3
Segment income (loss) from operations before reorganization items	4.9	(179.2)	(174.3)	(39.9)	(44.5)	(84.4)
Segment assets	1,343.2	691.2	2,034.4	1,393.0	836.1	2,229.1

NOTE 8—LIABILITIES SUBJECT TO COMPROMISE

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Court action, further developments with respect to disputed claims, or other events. Additional claims may arise resulting from our rejection of additional executory contracts or unexpired leases. Under an approved final plan of reorganization, these claims may be settled at amounts substantially less than their allowed amounts.

Recorded liabilities subject to compromise under the Chapter 11 proceedings consisted of the following:

Dollars in millions	March 31, 2003	December 31, 2002
Accounts payable	$152.2	$154.3
Short-term borrowings	100.0	100.0
Salaries, wages, benefits and related taxes	105.7	112.0
Pension liabilities, including minimum pension liabilities	1,116.2	1,156.6
Property taxes	49.7	46.3
Income taxes	1.7	1.8
Other accrued liabilities	69.5	65.1
Long-term obligations	503.6	511.6
Postretirement benefits other than pensions	417.7	403.8
Other long-term liabilities	103.8	94.9

	$2,620.1	$2,646.4

NOTE 9—ENVIRONMENTAL AND LEGAL PROCEEDINGS

Our operations are subject to numerous laws and regulations relating to the protection of human health and the environment. Because these environmental laws and regulations are quite stringent and are generally becoming more stringent, we have expended, and can be expected to expend in the future, substantial amounts for compliance with these laws and regulations. Due to the possibility of future changes in circumstances or regulatory requirements, the amount and timing of future environmental expenditures could vary from those currently anticipated.

It is our policy to expense or capitalize, as appropriate, environmental expenditures that relate to current operating sites. Environmental expenditures that relate to past operations and which do not contribute to future or current revenue generation are expensed. Costs for environmental assessments or remediation activities, or penalties or fines that may be imposed for noncompliance with environmental laws and regulations, are accrued when it is probable that liability for such costs will be incurred and the amount of such costs can be reasonably estimated.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and similar state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties, regardless of fault. We and certain of our subsidiaries are involved as potentially responsible parties (“PRPs”) at a number of off-site CERCLA and other environmental cleanup proceedings. At some of these sites, we do not have sufficient information regarding the nature and extent of the contamination, the wastes contributed by other PRPs, or the required remediation activity to estimate our potential liability.

We have also recorded the reclamation and other costs to restore our coal mines at our shutdown locations to their original and natural state, as required by various federal and state mining statutes.

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

As these matters progress or we become aware of additional matters, we may be required to accrue charges in excess of those previously accrued. Although the outcome of any of the matters described, to the extent they exceed any applicable reserves or insurance coverages, could have a material adverse effect on our results of operations and liquidity for the applicable period, we have no reason to believe that such outcomes, whether considered individually or in the aggregate, will have a material adverse effect on our financial condition. We have recorded an aggregate environmental liability of approximately $14.2 million at both March 31, 2003 and December 31, 2002, which as of March 31, 2003 are included in the caption “Liabilities Subject to Compromise” on our consolidated balance sheet.

We are involved in various non-environmental legal proceedings, most of which occur in the normal course of our business. We do not believe that these proceedings will have a material adverse effect, either individually or in the aggregate, on our financial condition. However, with respect to certain of the proceedings, if reserves prove to be inadequate and we incur a charge to earnings, such charge could have a material adverse effect on our results of operations and liquidity for the applicable period.

NOTE 10—NON-OPERATIONAL ACTIVITIES

A number of non-operational activities are reflected in the consolidated statement of operations. A discussion of these items follows.

Pension Curtailment

On December 6, 2002 The Pension Benefit Guaranty Corporation (“PBGC”) began legal proceedings to terminate seven of our eight pension plans and requested to be appointed as the plan’s trustee. In accordance with the Financial Accounting Standards Board Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Deferred Benefit Pension Plans and for Termination Benefits (“SFAS 88”), the PBGC’s actions triggered a curtailment. Under curtailment, unamortized prior service cost is recognized. As we report pension cost with a delayed measurement date three months in arrears, we were required to recognize a curtailment loss in the first quarter of 2003 of $105.9 million. Should the PBGC be successful in terminating the Plans, settlement accounting under SFAS 88 would also be triggered. The exact amount of the SFAS 88 settlement gain to be recognized will depend upon the timing of the actual takeover of the plans by the PBGC. It is currently estimated to be between

$280.0 and $320.0 million. Under these circumstances the PBGC will concurrently submit claims against us for the unfunded pension benefit obligations assumed. We entered into an agreement with the PBGC, which was approved by the Court, that stipulated the value of the PBGC’s claim to be approximately $1.5 billion. This would result in a net settlement loss of approximately $1.2 billion. Upon termination of the plans, we expect that the vast majority of claims asserted by the PBGC will be unsecured claims, and will be subject to a plan of reorganization.

Other Items

In 2002, we received stock from the conversion of Prudential Insurance Company from a mutual company owned by its policyholders to a publicly held company. In the first quarter of 2003 we sold the stock and recorded a loss on the sale of $0.7 million.

Gain on disposal of assets

In March 2003, we sold undeveloped land located at our Midwest operations for $4.4 million in cash and recognized a gain from the sale of that amount. We sold our equity interest in the National-Robinson joint venture in February 2003. We realized proceeds of $3.9 million from the sale and recorded a gain of $0.9 million.

NOTE 11—OTHER COMMITMENTS AND CONTINGENCIES

In the fourth quarter of 2001, Bethlehem Steel Corporation (“Bethlehem”) filed for Chapter 11 protection under U.S. bankruptcy laws. We have a 50% interest in a joint venture coating facility with Bethlehem and a 13% interest in a joint venture family health care facility with Bethlehem and US Steel. In April 2003, the U.S. Bankruptcy Court overseeing the Bethlehem Chapter 11 case approved the sale of substantially all of the assets, including the aforementioned joint ventures, of Bethlehem to International Steel Group, Inc. We are uncertain what effect, if any, the Bethlehem sale will have on our future earnings and financial position. Our interests in the joint ventures are being sold to US Steel per the APA.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

   OPERATIONS

This commentary should be read in conjunction with the first quarter 2003 consolidated financial statements and selected notes and the 2002 Form 10-K for a full understanding of our financial condition and results of operations.

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

On April 16, 2003, in accordance with procedures previously approved by the Court, we held an auction for the sale of substantially all of our steelmaking and finishing assets, as well as the assets of our iron ore pellet operation in Keewatin, Minnesota. At the conclusion of the auction, United States Steel Corporation (“US Steel”) was determined to be the bidder who had submitted the highest and best offer for the assets. On April 21, 2003 the Court approved the sale to US Steel pursuant to the terms of an asset purchase agreement (“APA”) between the parties which provides for the payment of $850 million in cash at closing and the assumption of certain liabilities of approximately $200 million. Completion of the transaction remains subject to certain conditions with a final closing expected by the end of May 2003. The assets subject to the APA have not been classified as “held for sale” at March 31, 2003 since the Court did not approve the sale until April 21, 2003. We will recognize a significant loss on the sale of these assets at closing of the transactions contemplated by the APA.

Currently, it is not possible to predict with certainty the effect of the sale of our assets on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. There will not be any recovery by our stockholders under any Chapter 11 plan.

The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we are unable to continue as a going concern. As a result of our Chapter 11 filings and the pending asset sale to US Steel, such matters are subject to significant uncertainty.

We expect to present a Chapter 11 liquidating plan, which will likely cause a material change to the carrying amount of assets and liabilities in the financial statements. The accompanying consolidated interim financial statements do not reflect (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the effect of any changes to our capital structure or in our business operations as the result of an approved plan of reorganization, or (d) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Court.

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

Results of Operations—Three Months Ended March 31, 2003 and 2002

Net Sales

Net sales for the first quarter of 2003 increased $68.9 million, or 11.4%, compared to the first quarter of 2002. Our average selling price increased $44 per ton, or 10.8%, compared to the first quarter of 2002. This increase is due primarily to increased market prices. Market prices increased due to the reduced supply of flat rolled steel products following the Section 201 trade tariffs and the temporary idling of steelmaking capacity by some of our competitors.

Income from Operations before Reorganization Items

We reported an operating loss before reorganization items of $174.3 million for the first quarter of 2003 as compared to a loss of $84.4 million for the first quarter of 2002. Several factors contributed to our change in operating performance:

•	The pension curtailment loss of $105.9 million recognized as a result of the PBGC’s actions to terminate our pension plans.

•	Higher natural gas prices of $14.9 million.

•	Higher repair and maintenance spending of $4.2 million.

•	Increased employee benefit costs for pensions and other post-retirement benefits of $17.9 million.

•	Increased postemployment benefit costs of $9.1 million as a result of a change in our estimate of future workers’ compensation costs.

These additional costs were partially offset by the favorable impact of the higher selling prices.

Reorganization Items

Reorganization items are comprised of items of income, expense and loss that were realized or incurred by us as a direct result of our decision to reorganize under Chapter 11 of the Bankruptcy Code. Such items for the first quarter of 2003 and 2002 consisted of the following:

Dollars in millions	Three Months Ended March 31,
	2003	2002
Professional and other fees	$8.8	$2.9
Write-down of deferred financing costs	—	2.3
Provision for rejected derivative contract	—	1.3
Provision for potential additional costs on long-term agreements	2.9	—
Other	0.4	0.7

	$12.1	$7.2

Gain on Disposal of Assets and Other Related Activities

In March 2003, we sold undeveloped land located at our Midwest operations for $4.4 million in cash and recognized a gain from the sale of that amount. We sold our equity interest in the National-Robinson joint venture in February 2003. We realized proceeds of $3.9 million from the sale and recorded a gain of $0.9 million.

Income Taxes

In the first quarter of 2003, we recorded a non-cash tax expense of $0.1 million due to certain state tax requirements. After reviewing our future taxable income and tax planning strategies, we determined that no change to our deferred tax asset was necessary. As a result, no additional income tax benefit or expense was recorded related to deferred tax assets.

Change in Accounting Principle

Effective January 1, 2003, as required by the Financial Accounting Standards Board, we adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”) Accounting for Asset Retirement Obligations. SFAS 143 requires that an asset retirement obligation be capitalized as part of the cost of the long-lived asset and subsequently allocated to expense using a systematic and rational method. The transition adjustment of $2.0 million resulting from the adoption of SFAS 143 was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2003. For the three months ended March 31, 2003, loss before cumulative effect of change in accounting principle increased $0.1 million or $0.01 per share more as a result of the change in accounting. The pro-forma effect of this change as if it had been made retroactively for the three months ended March 31, 2002 would be to decrease loss before cumulative effect of change in accounting principle by $0.2 million or $0.01 per share.

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

In conjunction with our Chapter 11 Filing, we obtained Court approval of a $450 million Secured Super Priority Debtor in Possession Credit Agreement (the “DIP Facility”) with our existing senior secured bank group. As part of the DIP Facility, all cash received by us or any of our subsidiaries is applied to outstanding obligations under the DIP Facility. Proceeds of loans under the DIP Facility are used solely to pay certain pre-petition claims approved by the Court, for post-petition operating expenses incurred in the ordinary course of business and certain other costs and expenses of administration of the cases as specified and approved by the Court.

Availability under the DIP Facility is subject to a borrowing base calculated by applying advance rates to eligible accounts receivable and eligible inventory. Availability under the DIP Facility is subject to: (i) certain eligibility reserves and availability reserves, (ii) a reserve for certain professional and bankruptcy court expenses related to our Chapter 11 cases and (iii) a liquidity reserve of $35 million.

All amounts owed by us under the DIP Facility at all times constitute allowed super-priority administrative expense claims in our Chapter 11 cases, generally having priority over all our administrative expenses. In addition, all amounts owed by us under the DIP Facility are secured by valid and perfected security interests in, and liens on substantially all of our assets.

On March 31, 2003, cash borrowings under our DIP Facility were $124.5 million with an average annual interest rate of 5.2%.

Total liquidity, which includes cash balances plus available borrowing capacity under the DIP Facility, net of reserves, was $271 million at March 31, 2003 as compared to $221 million at December 31, 2002.

Cash Flows from Operating Activities before Reorganization Items

For the three months ended March 31, 2003, cash provided by operating activities before reorganization items amounted to $23.7 million, which is primarily attributed to our operating results, net of non-cash charges, and a decrease in net working capital levels.

Cash Flows from Investing Activities

Capital investments for the three months ended March 31, 2003 and 2002 amounted to $4.7 million and $3.8 million, respectively. The 2003 spending relates primarily to those projects necessary to maintain our facilities in current operating status.

In the first quarter of 2003, we sold undeveloped land located at our Midwest operation. We received proceeds of $4.4 million which were distributed to our bondholders as debt repayment. We also sold our equity interest in our National Robinson joint venture and received proceeds of $3.9 million.

Cash Flows from Financing Activities

Net cash used in financing activities amounted to $12.3 million during the first quarter of 2003. This results from a net reduction in borrowings under our revolving credit agreements of $4.0 million, scheduled payments on long-term debt after our bankruptcy filing in accordance with Court orders, the distribution of the aforementioned proceeds from the sale of undeveloped land, and debt issuance costs related to the DIP Facility. As a result of our Chapter 11 filing, we have not made principal or interest payments on substantially all secured and unsecured indebtedness incurred prior to March 6, 2002.

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

Forward looking statements, by their nature, involve risk and uncertainty. A variety of factors could cause business conditions and our actual results and experience to differ materially from those we expect or expressed in our forward looking statements. These factors include, but are not limited to, the following:

General Factors:

1)	changes in market prices and market demand for our products;

2)	changes in our mix of products sold;

3)	changes in the costs or availability of the raw materials and other supplies used by us in the manufacture of our products;

4)	equipment failures or outages at our steelmaking and processing facilities;

5)	losses of customers;

6)	changes in the levels of our operating costs and expenses;

7)	collective bargaining agreement negotiations, strikes, labor stoppages or other labor difficulties;

8)	actions by our competitors, including domestic integrated steel producers, foreign competitors, mini-mills and manufacturers of steel substitutes, such as plastics, aluminum, ceramics, glass, wood and concrete;

9)	changes in industry capacity;

10)	changes in economic conditions in the United States and other major international economies, including rates of economic growth and inflation;

11)	worldwide changes in trade, monetary or fiscal policies including changes in interest rates;

12)	changes in the legal and regulatory requirements applicable to us;

13)	the effect of trade litigation and proceedings, including tariffs imposed pursuant to Section 201 of the Trade Act of 1974;

14)	the effects of extreme weather conditions;

Bankruptcy Related Factors:

15)	our ability to continue as a going concern;

16)	our ability to operate pursuant to the terms of the DIP Credit Facility;

17)	our ability to obtain Court approval with respect to motions in the Chapter 11 proceeding prosecuted by us from time to time;

18)	our ability to develop, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases;

19)	risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases;

20)	our ability to obtain and maintain normal terms with vendors and service providers;

21)	our ability to maintain contracts that are critical to our operations;

22)	the potential adverse impact of the Chapter 11 cases on our liquidity or results of operations;

23)	our ability to fund and execute our business plan; and

24)	our ability to consummate the sale of substantially all our assets to U.S. Steel.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to continuing fluctuations in commodity prices, foreign currency values and interest rates that can affect the cost of operating, investing and financing. Accordingly, we address a portion of these risks, primarily commodity price risk, through a controlled program of risk management that includes the use of derivative financial instruments. Our objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of a documented corporate risk-management policy. We did not enter into any derivative transactions for commodity price risk in the first quarter of 2003. Our market risk has not changed materially from that reported in the 2002 Form 10-K.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Chapter 11 Bankruptcy Proceedings

This matter was reported in the Company’s 2002 Form 10-K and relates to the voluntary petitions filed on March 6, 2002 by the Company and forty-one of its wholly owned subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”), for reorganization relief under Chapter 11 of the Bankruptcy Code.

On April 16, 2003, in accordance with procedures previously established by the Bankruptcy Court, the Company conducted an auction of substantially all of its principal steelmaking and finishing assets, as well as National Steel Pellet Company, the Company’s iron ore pellet operations in Keewatin, Minnesota. At the conclusion of the auction, United States Steel Corporation (“US Steel”) was determined to be the bidder who had submitted the highest and best offer for the assets. On April 21, 2003, the Bankruptcy Court approved the sale to US Steel pursuant to the terms of an Asset Purchase Agreement between the parties which provides for the payment of $850 million in cash at closing and the assumption of certain liabilities of approximately $200 million. Closing of the transaction with US Steel remains subject to certain conditions and is expected by the end of May 2003.

In connection with obtaining the consent of its secured creditors to the pending sale of its assets, the Company entered into an agreement (the “Intercreditor Settlement Term Sheet”), which was approved by the Bankruptcy Court on April 21, 2003, with such secured creditors and the Official Committee of Unsecured Creditors appointed in the Company’s cases. Pursuant to the Intercreditor Settlement Term Sheet, among other matters, the Company agreed to

(i) pay, at the closing of the transaction with US Steel, portions of the sale proceeds to certain of its secured creditors on account of their secured claims, and (ii) file a Plan of Liquidation with the Bankruptcy Court within thirty (30) days after the closing date. A copy of the Intercreditor Settlement Term Sheet is attached as Exhibit B to the order entered by the Bankruptcy Court on April 21, 2003 approving the US Steel transaction.

Trade Litigation

This matter was reported in the Company’s 2002 Form 10-K and relates to several on-going trade litigation proceedings. These proceedings generally originated with petitions filed by the Company and a number of other U.S. steel producers with the Department of Commerce (the “DOC”) and the International Trade Commission (the “ITC”).

Regarding the challenge to the five-year review of the antidumping duty order on corrosion-resistant carbon steel flat products from Japan, commenced by Japan pursuant to the dispute settlement mechanism of the World Trade Organization (the “WTO”), the WTO panel issued an interim decision rejecting Japan’s challenge in its entirety on March 31, 2003. Although it is an interim decision, no WTO panel has modified the substance of such a decision in its final report. The panel is scheduled to issue its final report in May 2003.

Regarding the challenge to the final injury determination of the ITC with respect to dumped hot-rolled carbon steel flat products (“Hot-Rolled Steel”) commenced by several foreign steel producers in the U.S. Court of International Trade (the “CIT”) in December 2001 and January 2002, the CIT issued a decision denying the challenge and upholding the ITC’s injury determination in its entirety on March 21, 2003. In addition, regarding the challenge filed in the CIT by a steel producer in the Netherlands and several U.S. steel producers, including the Company, to the DOC’s final dumping determination on Hot-Rolled Steel from the Netherlands, the CIT issued a decision on March 7, 2003 upholding the DOC’s determination with respect to all but one minor issue. The CIT remanded that one issue to the DOC, and the DOC issued its remand determination on April 7, 2003. A decision from the CIT on the DOC’s remand determination is expected later this year.

Regarding the challenge to the DOC’s final dumping determination with respect to cold-rolled carbon steel flat products (“Cold-Rolled Steel”) from Taiwan commenced by several U.S. steel producers, including the Company, in December 2002 in the CIT, the CIT granted a stay of that appeal on March 11, 2003. The appeal is stayed pending a decision in the related appeal of the ITC’s negative final injury determination for Cold-Rolled Steel from Taiwan and other countries.

Regarding the challenges to the relief ordered by the President on steel imports pursuant to Section 201 of the Trade Act of 1974 brought by the governments of the European Communities, Japan, Korea, the People’s Republic of China, Switzerland, Norway, New Zealand, and Brazil in the WTO, the WTO panel issued an interim decision ruling against the United States on March 26, 2003. Again, although this is an interim decision, no WTO panel has modified the substance of such a decision in its final report. The panel is scheduled to issue its final report in May 2003. Additionally, a number of requests for exclusions of products from the relief were granted by the United States in March 2003 as part of the second round of such exclusion requests. These exclusions further weakened the effectiveness of the relief for certain product areas.

Pension Benefit Guaranty Corporation v. National Steel Corporation

This matter was reported in the Company’s 2002 Form 10-K and relates to the Complaint filed by the Pension Benefit Guaranty Corporation (“PBGC”) on December 6, 2002 in the United States District Court for the Northern District of Illinois seeking terminations of certain pension plans sponsored by the Company (the “Pension Plans”) and related relief (the “PBGC Action”). On April 21, 2003, the Company, the Official Committee of Unsecured Creditors and the PBGC entered into a Stipulation and Order (the “PBGC Stipulation”) which was approved by the Bankruptcy Court on the same date. Pursuant to the PBGC Stipulation, the parties agreed that on the closing date of the transactions contemplated by the Asset Purchase Agreement between US Steel and the Company (the “Closing Date”), the Company would pay to the PBGC $30 million in exchange for the agreement of the PBGC to (a) waive with prejudice any objection to the Company’s then pending motion (the “Sale Motion”) to sell substantially all of its assets to US Steel; (b) release any liens on any assets of the Company’s wholly-owned subsidiary, Delray Connecting Railroad Company (“Delray”) and consent to the sale of the Company’s assets pursuant to the Sale Motion; and (c) waive any claims that the PBGC may hold against Delray. In addition, the payment under the PBGC Stipulation was agreed to be in full satisfaction and release of any administrative claims held by the PBGC in the Company’s cases.

Under the PBGC Stipulation, the PBGC was granted an allowed general unsecured prepetition claim in the approximate amount of $1.5 billion. Furthermore, under the PBGC Stipulation, the PBGC agreed that under any plan of reorganization or liquidation filed by the Company, the PBGC would waive any distribution on account of its allowed general unsecured claim until such time as the other general unsecured creditors of the Company received a distribution equal to 1.5% of their aggregate allowed claims. After the holders of other allowed general unsecured claims had received a distribution equal to 1.5% of their allowed claims under any such plan, the PBGC will participate, on a pro rata basis, in any further distributions to general unsecured creditors.

Finally, under the PBGC Stipulation, the Company agreed that on the Closing Date, the Company will execute and deliver a trusteeship agreement, which will (a) terminate the Pension Plans; (b) transfer trusteeship of the Pension Plans to the PBGC; and (c) fix December 6, 2002 as the termination date of the Pension Plans. It is expected that the PBGC Stipulation will result in the dismissal of the PBGC Action.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

As a result of its Chapter 11 filing, the Company has not made principal or interest payments on substantially all secured and unsecured indebtedness incurred prior to March 6, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) See attached Exhibit Index

(b) Reports on Form 8-K

The Company filed a report on Form 8-K dated January 10, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

The Company filed a report on Form 8-K/A dated January 10, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

The Company filed a report on Form 8-K dated January 24, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

The Company filed a report on Form 8-K dated January 31, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

The Company filed a report on Form 8-K dated February 7, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

The Company filed a report on Form 8-K dated February 14, 2003 reporting on Item 7, Financial

Statements and Exhibits and Item 9, Regulation FD Disclosure.

The Company filed a report on Form 8-K dated February 18, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

The Company filed a report on Form 8-K dated February 25, 2003 reporting on Item 7, Financial

Statements and Exhibits and Item 9, Regulation FD Disclosure.

The Company filed a report on Form 8-K dated March 3, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

The Company filed a report on Form 8-K dated March 10, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

The Company filed a report on Form 8-K dated March 25, 2003 reporting on Item 7, Financial

Statements and Exhibits and Item 9, Regulation FD Disclosure.

The Company filed a report on Form 8-K/A dated March 25, 2003 reporting on Item 7, Financial

Statements and Exhibits and Item 9, Regulation FD Disclosure.

The Company filed a report on Form 8-K dated March 31, 2003 reporting on Item 5, Other Events

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/S/ KIRK A. SOBECKI
Name: Kirk A. Sobecki Title: Senior Vice President and Chief Financial Officer

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

For the quarterly period ended March 31, 2003

2-A

Asset Purchase Agreement dated April 21, 2003 between United States Steel Corporation and the Company and certain of its subsidiaries, filed as Exhibit 99.2 to the report of the Company on Form 8-K dated April 22, 2003, Commission File Number 1-983, is incorporated herein by reference.

15-A	Independent Accountants’ Review Report

15-B	Acknowledgment Letter on Unaudited Interim Financial Information

99-A	Certification of Chief Executive Officer

99-B	Certification of Chief Financial Officer