Form 10-Q
period 2003-06-30
NATIONAL STEEL CORP
filed 2003-10-14
CIK 70578

2003
Second Quarter

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.        Yes   ☒          No   ☐

The number of shares outstanding of the Registrant’s Common Stock $.01 par value, as of August 1, 2003, was 41,288,240 shares, consisting of 22,100,000 shares of Class A Common Stock and 19,188,240 shares of Class B Common Stock.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).        Yes   ☐          No   ☒

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		PAGE
PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statement of Net Liabilities in Liquidation - June 30, 2003	3

	Condensed Consolidated Statement of Changes in Net Liabilities in Liquidation - For the Period of May 21, 2003 through June 30, 2003	4

	Condensed Consolidated Balance Sheet - December 31, 2002	5

	Condensed Consolidated Statements of Operations - For the Periods April 1, 2003 through May 20, 2003 and January 1, 2003 Through May 20, 2003 and for the Three and Six Months Ended June 30, 2002	6

	Condensed Consolidated Statement of Cash Flows - For the Periods January 1, 2003 through May 20, 2003 and for the Six Months Ended June 30, 2002	7

	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Period January 1, 2003 through May 20, 2003	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 3.	Defaults Upon Senior Securities	19

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

Exhibit Index		22

PART 1.        FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION

(Liquidation Basis)

(In Millions of Dollars)

(Unaudited)

June 30, 2003
ASSETS

Cash and cash equivalents	$192.4
Restricted cash	161.9
Receivables— net	4.0
Property held for sale	8.5
Other assets	27.9
TOTAL ASSETS	$394.7

LIABILITIES

Accounts payable	$17.6
Salaries, wages, benefits and related taxes	15.0
Property and other taxes	30.8
Other accrued liabilities	119.6
Liabilities subject to compromise	3,870.3
TOTAL LIABILITIES	4,053.3

NET LIABILITIES IN LIQUIDATION	$(3,658.6)

See notes to the condensed consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

(Liquidation Basis)

(In Millions of Dollars)

(Unaudited)

For the Period May 21, 2003 to June 30, 2003

Shareholders’ Deficit at May 20, 2003
(Historical basis)	$(2,969.5)
Adjustments to liquidation basis:
Accrual of estimated liquidation costs	(54.9)
Increase to reflect net realizable values of property held for sale	5.4
Reorganization items	(3.2)
Interest income	0.2
Interest expense	(0.2)
Other post-employment benefit settlement	(632.5)
Other expenses	(3.9)

Net Liabilities in Liquidation at June 30, 2003	$(3,658.6)

See notes to the condensed consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

DEBTOR IN POSSESSION AS OF MARCH 6, 2002

(Historical Basis)

(In Millions of Dollars, Except Share Amounts)

December 31, 2002

ASSETS

Current assets
Cash and cash equivalents	$1.5
Receivables - net	222.5
Inventories	405.7
Deferred tax assets	4.7
Other	41.3
Total current assets	675.7
Investments in affiliated companies	13.7
Property, plant and equipment, net	1,256.5
Deferred tax assets	43.3
Intangible pension asset	108.8
Other assets	110.7
$2,208.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$131.8
Salaries, wages, benefits and related taxes	90.6
Property taxes	24.2
Income taxes	0.2
Other accrued liabilities	57.1
Total current liabilities	303.9
Debtor-in-possession financing	128.5
Postretirement benefits other than pensions	21.3
Other long-term liabilities	13.4

Liabilities subject to compromise	2,646.4

Commitments and contingencies

Stockholders’ deficit
Common Stock - par value $.01:
Class A - authorized 30,000,000 shares, issued and outstanding 22,100,000	0.2
Class B - authorized 65,000,000 shares; issued 21,188,240; outstanding 19,188,240	0.2
Additional paid-in-capital	491.8
Retained deficit	(556.7)
Treasury stock, at cost: 2,000,000 shares	(16.3)
Accumulated other comprehensive loss:
Minimum pension liability	(824.0)
Total stockholders’ deficit	(904.8)
$2,208.7

See notes to condensed consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DEBTOR IN POSSESSION AS OF MARCH 6, 2002

(Historical Basis)

(In Millions of Dollars, Except Share Amounts)

(Unaudited)

	2003 (Notes 1 & 2)
	Period from April 1 through May 20, 2003	Period from January 1 through May 20, 2003	2002
			Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

Net Sales	$355.4	$1,028.3	$658.1	$1,262.1

Cost of products sold	348.6	1,015.9	613.0	1,224.5
Selling, general and administrative expense	22.9	58.1	30.1	66.9
Depreciation	25.9	64.4	39.8	80.5
Equity income of affiliates	(0.4)	(0.8)	(1.3)	(1.9)
Pension curtailment/settlement	1,885.8	1,991.7	—	—
Other items	—	2.7	—	—
Income Loss from Operations before Reorganization Items	(1,927.4)	(2,103.7)	(23.5)	(107.9)

Reorganization items	13.7	25.8	6.4	13.6

Other (income) expense:
Interest and other financial income	—	(0.1)	—	(0.3)
Interest and other financial expense	9.7	13.5	3.9	18.8
Net loss on sale of assets to US Steel	751.0	751.0	—	—
Net gain on disposal of assets and other related activities	—	(5.3)	—	—
	760.7	759.1	3.9	18.5
Loss before Income Taxes	(2,701.8)	(2,886.6)	(33.8)	(140.0)

Income tax expense (credit)	—	0.1	0.2	(52.8)

Net Loss	$(2,701.8)	$(2,888.7)	$(34.0)	$(87.2)

Basic and Diluted Earnings Per Share:
Net loss	$(65.44)	$(69.96)	$(0.82)	$(2.11)

Weighted average shares outstanding (in thousands)	41,288	41,288	41,288	41,288

See notes to condensed consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

DEBTOR IN POSSESSION AS OF MARCH 6, 2002

(Historical Basis)

(In Millions of Dollars)

(Unaudited)

	Period from January 1, 2003 through May 20, 2003 (Notes 1 & 2)	Six Months Ended June 30, 2002
Cash Flows from Operating Activities
Net loss	$(2,888.7)	$(87.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	64.4	80.5
Reorganization items	25.8	13.6
Pension curtailment/settlement	1,991.7	—
Other items	2.7	—
Net loss on sale to US Steel	751.0	—
Net gain on disposal of assets	(5.3)	—
Changes in assets and liabilities:
Receivables—trade	(6.3)	(35.2)
Receivables—allowance	(5.4)	8.3
Inventories	76.7	88.8
Accounts payable	(9.4)	124.7
Pension liability (net of change in intangible pension asset)	(4.7)	18.1
Postretirement benefits	21.7	13.5
Accrued liabilities	(39.8)	39.5
Other	36.2	(10.4)
Net Cash Provided by Operating Activities Before Reorganization Items	10.6	254.2

Reorganization items (excluding non-cash charges of $8.2 million and $7.6 million, respectively)	(17.6)	(6.0)
Net Cash Provided by Operating Activities	(7.0)	248.2

Cash Flows from Investing Activities
Purchases of property and equipment	(9.6)	(8.1)
Net proceeds from sale to US Steel	851.4	—
Net proceeds from vendor settlement	—	5.3
Net proceeds from disposal of assets	8.3	—
Net Cash Provided by Investing Activities	850.1	(2.8)

Cash Flows from Financing Activities
Debt repayment	(329.5)	(5.0)
Credit facility repayments - net	(128.5)	(235.5)
Debt issuance costs	(0.3)	(5.2)
Net Cash Used in Financing Activities	(458.3)	(245.7)

Net Increase in Cash and Cash Equivalents (including restricted cash)	384.8	(0.3)
Cash and cash equivalents at the beginning of the period	1.5	1.4
Cash and cash equivalents (including restricted cash) at the end of the period	$386.3	$1.1

Supplemental Cash Payment (Receipt) Information
Interest and other financing costs	$3.2	$14.1
Income taxes, net	0.1	(53.1)

See notes to condensed consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

DEBTOR IN POSSESSION AS OF MARCH 6, 2002

(Historical Basis)

(In Millions of Dollars, Except Share Amounts)

	Common Stock— Class A	Common Stock— Class B	Additional Paid- In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2002	$0.2	$0.2	$491.8	$(408.0)	$(16.3)	$(378.6)	$(310.7)
Comprehensive loss:
Net loss				(148.7)			(148.7)
Other comprehensive income (loss):
Minimum pension liability						(447.7)	(447.7)
Net activity relating to derivative instruments						2.3	2.3
Comprehensive loss							(594.1)

Balance at December 31, 2002	0.2	0.2	491.8	(556.7)	(16.3)	(824.0)	(904.8)

Comprehensive loss:
Net loss				(2,888.7)			(2,888.7)
Other comprehensive income:
Minimum pension liability						824.0	824.0
Comprehensive loss							(2,064.7)

Balance at May 20, 2003 (Unaudited)	$0.2	$0.2	$491.8	$(3,445.4)	$(16.3)	$—	$(2,969.5)

See notes to condensed consolidated financial statements.

NATIONAL STEEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003  (Unaudited)

NOTE 1 —CHAPTER 11 BANKRUPTCY PROCEEDINGS AND SALE TO UNITED STATES STEEL

As previously reported, on March 6, 2002 (the “Petition Date”), National Steel Corporation and forty-one of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”).  Certain majority owned subsidiaries of National Steel Corporation have been excluded from the Chapter 11 filings.  The case was assigned to the Hon. John H. Squires and is being jointly administered under case number 02-08699.  After the Petition Date, we operated our businesses as debtors-in-possession.  We also obtained Court approval of a $450.0 million Secured Super Priority Debtor In Possession Credit Agreement (“DIP Facility”) with our existing senior secured bank group which was used to fund post-petition operating expenses as well as supplier and employee obligations.

Major creditor groups in the case participated actively in all aspects of the Chapter 11 case.  Holders of General Unsecured Claims were represented by the Creditors’ Committee, which included various vendors, the Pension Benefit Guaranty Corporation (“PBGC”), and the United SteelWorkers’ Association (“USWA”).  An unofficial committee of holders of the First Mortgage Bonds (the “Bondholders’ Committee”) formed to represent the interests of the holders of the First Mortgage Bonds.  Mitsubishi and Marubeni were active as well.  Each of these constituencies was represented by both legal and financial advisors that they selected and whose fees and expenses were paid by us, subject to Bankruptcy Court approval.

Ultimately, we and each of the major credit constituencies’ representatives in the Chapter 11 case concluded that a going concern sale provided the best overall outcome for all stakeholders.  On April 16, 2003, in accordance with procedures previously approved by the Court, we held an auction for the sale of substantially all of our steelmaking and finishing assets, as well as the assets of our iron ore pellet operation in Minnesota.  At the conclusion of the auction, United States Steel Corporation (“US Steel”) was determined to be the bidder that had submitted the highest and best offer for the assets.

As part of the sale process, we reached an agreement with representatives of each of the major creditors’ constituencies on the allocation and payment of sale proceeds, and proceeds to be obtained from the disposition of remaining assets not sold to US Steel, to the various creditor constituencies (the “Intercreditor Settlement Term Sheet”) to obtain their support of the sale.  On April 21, 2003 the Court approved the sale to US Steel pursuant to the terms of an asset purchase agreement (“APA”) between the parties.  Closing was completed on May 20, 2003 and according to terms of the APA we received cash proceeds from the sale of $851.4 million and US Steel assumed certain liabilities of approximately $200.0 million.  Thereafter, we ceased operations.  Pursuant to orders entered by the Court in conjunction with the sale, certain of the proceeds were paid to the various creditors at the closing of the sale.  Cash proceeds were also segregated on account of various tax and mechanics liens pending either a settlement or litigation of dispute regarding such claims.  Sale proceeds were also used to repay the DIP Facility in full.  Remaining sale proceeds will be used to pay all remaining secured claims, as well as all Administrative and Priority Claims that we estimate will be allowed.

In addition, under the terms of Intercreditor Settlement Term Sheet, we committed to file a liquidating plan.  On June 20, 2003 (and subsequently amended on August 20, 2003), we filed with the Court the Disclosure Statement With Respect to the Joint Plan of Liquidation of National Steel Corporation and the Affiliated Debtors and Debtors in Possession (the “Disclosure Statement”) for use in soliciting acceptances or rejections of the Joint Plan of Liquidation of National Steel Corporation and the Affiliated Debtors and Debtors in Possession (the “Liquidation Plan”).  The Court issued an order approving the Disclosure Statement and solicitation procedures with respect to the Liquidation Plan on August 20, 2003.  A copy of the Disclosure Statement was filed as Exhibit 99.1 to our Current Report on Form 8-K, dated August 22, 2003.  In addition, the Court scheduled a hearing on confirmation of the Liquidation Plan for October 23, 2003.  Under the terms of the Intercreditor Settlement Term Sheet and the Liquidation Plan, the following distributions have been or are projected to be made from the gross proceeds of the sale and from the proceeds of the sale of the remaining assets:

•                  Repayment of DIP Facility outstanding as of the closing date;

•                  Payment of all cure amounts due under contracts being assumed and assigned by US Steel of approximately $23.1 million;

•                  Payments to holders of First Mortgage Bonds (which was paid to the Indenture Trustee) of $231.8 million;

•                  Payments to Mitsubishi and Marubeni (collectively) of $77.4 million for their secured loans;

•                  Payment of $25.0 million to the General Unsecured Creditors;

•                  Payments of up to $42.0 million under the severance and retention plans;

•                  Payment to the PBGC of $30.0 million;

•                  Payments of $86.4 million on various tax lien claims;

•                  Payment of $35.7 million to US Steel for settlement of the purchase price adjustment pursuant to the APA with US Steel and certain other claims and matters;

•                  And payment of all other Allowed Secured, Administrative and Priority Claims in full.

Any net cash left available for distribution to pre-petition creditors after the above payments is to be allocated 64% to holders of the First Mortgage Bonds; 16% to Mitsubishi and Marubeni (collectively) and 20% to holders of General Unsecured Claims.  It is currently estimated that cash left available for distribution will be $20.7 million.  Actual amounts could differ from these estimates.  There will not be any recovery by our stockholders under the terms of the Liquidation Plan.

NOTE 2 — BASIS OF PRESENTATION

Since the asset sale, we have not conducted operations other than in accordance with, and as required by, the Court.  In conjunction with closing of the sale transaction with US Steel, represented employees of National Steel became employees of US Steel and the majority of the non-represented employees were employed by US Steel, or severed.  As a result of these events and the events mentioned above, we adopted the liquidation basis of accounting on May 20, 2003.  The liquidation basis of accounting requires assets to be reported at their estimated realizable values and liabilities to be reported at their historical basis unless modified by court decree or actual settlement. Property held for sale is being reported at current estimated selling values based upon current market appraisals or on-going negotiations with potential buyers.  Actual amounts realized could differ from these estimates.  Liabilities continue to be valued at their historical values until “legal release” by the Court.  This is expected to occur once the Liquidation Plan is final and all assets have been distributed.  The liquidation basis of accounting requires us to accrue an estimate for expenses to be incurred during the period through final liquidation (See Note 13).

In the opinion of management the condensed consolidated financial statements presented herein include all adjustments necessary for the fair presentation of the results for the period from May 21, 2003 through June 30, 2003 on a liquidation basis and for the periods from April 1, 2003 through May 20, 2003, from January 1, 2003 through May 20, 2003 and the three and six months ended June 30, 2002 on a historical basis.  The financial results presented in this Form 10-Q are not necessarily indicative of results of operations for the full year.  The Annual Report of the Company on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”) contains additional information and should be read in conjunction with this report.

The Company has engaged Ernst & Young LLP to conduct a review of the condensed consolidated financial statements presented herein, in accordance with standards established by the American Institute of Certified Public Accountants.  Their review report is included as an exhibit to this Form 10-Q.

Certain amounts in the 2002 financial statements have been reclassified to conform to current presentation.

The following table shows cash flows since the sale for the period from May 21, 2003 through June 30, 2003:

Dollars in millions

Receipts
Interest	$0.3
Other	0.8
Total Receipts	1.1

Disbursements
Accrued payroll, healthcare & pre-closing payables	11.5
Cure payments	0.4
Letters of credit	5.0
Severance and Retention Expenses	8.6
Property and other taxes	6.4
Other	1.2
Total Disbursements	33.1

Net cash used in liquidation activities	(32.0)

Cash and cash equivalents at May 20, 2003	386.3

Cash and cash equivalents at June 30, 2003 (including restricted cash)	$354.3

NOTE 3 – LOSS ON SALE TO US STEEL

As mentioned in Note 1, on May 20, 2003 we sold substantially all of our assets to US Steel.  Pursuant to the terms of the APA, we received cash proceeds of $851.4 million and US Steel assumed approximately $200.0 million in liabilities.  The terms of the APA contained provisions for an adjustment of the purchase price based upon working capital balances at the closing date.  On October 1, 2003 a preliminary agreement was reached with US Steel for settlement of the liability under the purchase price adjustment provision of the APA and for certain other claims and matters at $35.7 million.  The amount of this adjustment unpaid at June 30, 2003 is $34.1 million and is included in other accrued liabilities at June 30, 2003.  There can be no assurance that the final settlement will be equal to this amount.  We recognized a loss of $751.0 million on the sale of assets to US Steel during the periods of April 1, 2003 through May 20, 2003 and from January 1, 2003 through May 20, 2003.

NOTE 4 – LOSS ON SETTLEMENT OF PENSIONS

As previously reported, on December 6, 2002 the PBGC began legal proceedings to terminate seven of our eight pension plans and requested to be appointed as the plan’s trustee.  In accordance with the Financial Accounting Standards Board Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Deferred Benefit Pension Plans and for Termination Benefits (“SFAS 88”), the PBGC’s actions triggered a curtailment.  In the first quarter of 2003, we reported a loss on curtailment of $105.9 million.  The PBGC asserted claims in excess of $2.1 billion against each of the Debtors.  The PBGC also asserted priority and/or Administrative Claim status for all such claims.  To settle disputes regarding these issues and obtain PBGC approval of the asset sale to US Steel, the PBGC was paid $30.0 million in cash at the closing of the sale.  The PBGC agreed that this payment would result in the full settlement of all alleged priority and administrative claims.  In addition, we and the PBGC agreed that the PBGC would be granted a single Allowed General Unsecured Claim of approximately $2.1 billion and would forego distributions under the Liquidation Plan on account of such claims until other holders of Allowed General Unsecured Claims received a 1.5% recovery on their allowed claims.

On May 31, 2003, in conjunction with the agreements above, the seven pension plans were terminated effective December 6, 2002 and the PBGC assumed the duties of ERISA trustee of these plans effective May 31, 2003. In addition to the termination of the seven plans discussed above, we also terminated the remaining pension plan effective May 31, 2003.  Under SFAS 88, these actions resulted in a loss on pension settlement of $1,885.8 million.

NOTE 5 – OTHER POST-EMPLOYMENT BENEFIT SETTLEMENT

We negotiated a settlement of other post-employment benefit obligations (“OPEB”) and termination of other obligations in our labor contracts and with our former non-represented employees.  In accordance with these agreements, the retirees will be entitled to COBRA coverage until October 31, 2003 for former non-represented employees or December 31, 2003 for former represented employees.  In addition, the USWA retained an allowed general unsecured claim in the amount of $650.0 million.  Similar agreements regarding unsecured claims were reached with the other unions.  OPEB liabilities at June 30, 2003 were adjusted to these allowed amounts and a loss of $632.5 million was recorded in the period ended June 30, 2003 for the settlement of the OPEB liabilities.

NOTE 6 – RESTRICTED CASH

In accordance with the sale motion and the Intercreditor Settlement Term Sheet as approved by the Court, certain cash proceeds from the sale of assets to US Steel were required to be segregated on account of various tax and mechanics lien claims and for the benefit of certain creditors.  These funds are being classified as restricted cash and at June 30, 2003 consist of the following:

Dollars in Millions

Real Estate Tax Escrow	$17.3
Property Tax Escrow	41.3
Letters of Credit	36.0
Unsecured Creditor Funds	25.0
Other Escrowed Funds	8.2
Payable to US Steel	34.1
$161.9

NOTE 7 – PROPERTY HELD FOR SALE

Property Held for Sale is summarized as follows:

Dollars in Millions

Undeveloped real estate	$6.5
Other	2.0

Total property held for sale	$8.5

Prior to the adoption of the liquidation basis of accounting, property and equipment was valued at its historical cost less related accumulated depreciation.  Subsequent to the adoption of the liquidation basis of accounting, property and equipment assets were adjusted to their estimated realizable values and classified as property held for sale.  Additionally, we suspended recording any further depreciation and amortization expense.

NOTE 8 — INVENTORIES

All inventory was sold to US Steel on May 20, 2003.  Inventory at December 31, 2002 was as follows:

Dollars in millions

Inventories
Finished and semi-finished	$352.8
Raw materials and supplies	178.7
531.5
Less LIFO reserve	(125.8)
$405.7

NOTE 9 — REORGANIZATION ITEMS

Reorganization items are comprised of items of income, expense and loss that were realized or incurred by us as a result of our decision to reorganize under Chapter 11 of the Bankruptcy Code.  The following summarizes the reorganization charges included in the Condensed Consolidated Statement of Operations:

	2003
	Period from April 1 through May 20, 2003	Period from January 1 through May 20, 2003	2002
Dollars in millions			Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

Professional and other fees	$8.4	$17.1	$5.2	$8.1
Write-down of deferred financing costs	—	—	—	2.3
Provision for rejected derivative contract	—	—	—	1.3
Provision for potential additional costs on long-term agreements	—	2.9	—	—
Gain on sale of equity interest in DNN Galvanizing Limited Partnership	(0.1)	—	—	—
Other	5.4	5.8	1.2	1.9
	$13.7	$25.8	$6.4	$13.6

The reorganization charges included in the Condensed Consolidated Statement of Changes in Net Liabilities in Liquidation for the period May 21 through June 30 are:

Dollars in millions	Period from May 21 through June 30, 2003

Professional and other fees	$3.2

NOTE 10 — INTEREST EXPENSE

Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the period from April 1, 2003 through May 20, 2003 and from January 1, 2003 through May 20, 2003 was $2.5 million and $18.8 million, respectively.

NOTE 11 — LIABILITIES SUBJECT TO COMPROMISE

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below.  All amounts below may be subject to future adjustment depending on Court action, further developments with respect to disputed claims, or other events.  Additional claims may arise resulting from our rejection of additional executory contracts or unexpired leases.  Under an approved final plan of liquidation, these claims may be settled at amounts substantially less than their allowed amounts.

Recorded liabilities subject to compromise under the Chapter 11 proceedings consisted of the following:

Dollars in millions	June 30, 2003	December 31, 2002

Accounts payable	$132.8	$154.3
Short-term borrowings	100.0	100.0
Pension liabilities, including minimum pension liabilities	2,145.4	1,156.6
Property taxes and other taxes	48.5	48.1
Other liabilities	118.3	272.0
Long-term obligations	176.6	511.6
Postretirement benefits other than pensions	1,148.7	403.8
	$3,870.3	$2,646.4

NOTE 12 — OTHER ASSETS

Other assets in liquidation at June 30, 2003 consists of the following:

Dollars in millions	June 30, 2003

Chapter 11 Retainers	$1.0
Prepaid insurance premiums	2.0
Escrow deposits	17.4
Prudential Stock	6.2
Other	1.3

Total other assets	$27.9

NOTE 13 — LIQUIDATION ACCRUAL

The liquidation basis of accounting requires us to estimate and accrue the costs associated with executing the Liquidation Plan.  These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the termination of our former employees by US Steel and their ability to find other employment, the costs of retaining personnel to oversee the liquidation, including the cost of insurance, and the costs associated with cessation of our operations.  These costs are estimates and are expected to be paid during the liquidation period.  The liquidation costs accrued at June 30, 2003 were $45.8 million and are included in other accrued liabilities at June 30, 2003.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the second quarter 2003 consolidated financial statements and selected notes and the 2002 Form 10-K for a full understanding of our financial condition and results of operations.

Chapter 11 Proceedings

As previously reported, on March 6, 2002 (the “Petition Date”), National Steel Corporation and forty-one of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Court”).  Certain majority owned subsidiaries of National Steel Corporation have been excluded from the Chapter 11 filings.  The case was assigned to the Hon. John H. Squires and is being jointly administered under case number 02-08699.  After the Petition Date, we operated our businesses as debtors-in-possession.  We also obtained Court approval of a $450.0 million Secured Super Priority Debtor In Possession Credit Agreement (“DIP Facility”) with our existing senior secured bank group which was used to fund post-petition operating expenses as well as supplier and employee obligations.

Major creditor groups in the case participated actively in all aspects of the Chapter 11 case.  Holders of General Unsecured Claims were represented by the Creditors’ Committee, which included various vendors, the Pension Benefit Guaranty Corporation (“PBGC”) and the United SteelWorkers’ Association (“USWA”).  An unofficial committee of holders of the First Mortgage Bonds (the “Bondholders’ Committee”) formed to represent the interests of the holders of the First Mortgage Bonds.  Mitsubishi and Marubeni were active as well.  Each of these constituencies was represented by both legal and financial advisors that they selected and whose fees and expenses were paid by us, subject to Bankruptcy Court approval.

Ultimately, we and each of the major credit constituencies’ representatives in the Chapter 11 case concluded that a going concern sale provided the best overall outcome for all stakeholders.  On April 16, 2003, in accordance with procedures previously approved by the Court, we held an auction for the sale of substantially all of our steelmaking and finishing assets, as well as the assets of our iron ore pellet operation in Minnesota.  At the conclusion of the auction, United States Steel Corporation (“US Steel”) was determined to be the bidder that had submitted the highest and best offer for the assets.

As part of the sale process, we reached an agreement with representatives of each of the major creditors constituencies on the allocation and payment of sale proceeds, and proceeds to be obtained from the disposition of remaining assets not sold to US Steel, to the various creditor constituencies (the “Intercreditor Settlement Term Sheet”) to obtain their support of the sale.  On April 21, 2003 the Court approved the sale to US Steel pursuant to the terms of an asset purchase agreement (“APA”) between the parties.  Closing was completed on May 20, 2003 and according to terms of the APA we received cash proceeds from the sale of $851.4 million and US Steel assumed certain liabilities of approximately $200.0 million.  Thereafter, we ceased operations.  Pursuant to orders entered by the Court in conjunction with the sale, certain of the proceeds were paid to the various creditors at the closing of the sale.  Cash proceeds were also segregated on account of various tax and mechanics liens pending either a settlement or litigation of dispute regarding such claims.  Sale proceeds were also used to repay the DIP Facility in full.  Remaining sale proceeds will be used to pay all remaining secured claims, as well as all Administrative and Priority Claims that we estimate will be allowed.

In addition, under the terms of Intercreditor Settlement Term Sheet, we committed to file a liquidating plan.  On June 20, 2003 (and subsequently amended on August 20, 2003) we filed with the Court the Disclosure Statement With Respect to the Joint Plan of Liquidation of National Steel Corporation and its Affiliated Debtors and Debtors in Possession (the “Disclosure Statement”) for use in soliciting acceptances or rejections of the Joint Plan of Liquidation of National Steel Corporation and its Affiliated Debtors and Debtors in Possession (the “Liquidation Plan”).  The Court issued an order approving the Disclosure Statement and solicitation procedures with respect to the Liquidation Plan on August 20, 2003.  A copy of the Disclosure Statement was filed as Exhibit 99.1 to our Current Report on Form 8-K, dated August 22, 2003.  In addition, the Court scheduled a hearing on confirmation of the Liquidation Plan for October 23, 2003.  Under the terms of the Intercreditor Settlement Term Sheet and the Liquidation Plan, the

following distributions have been or are projected to be made from the gross proceeds of the sale and from the proceeds of the sale of the remaining assets:

•                  Repayment of DIP Facility outstanding as of the closing date;

•                  Payment of all cure amounts due under contracts being assumed and assigned by US Steel of approximately $23.1 million;

•                  Payments to holders of First Mortgage Bonds (which was paid to the Indenture Trustee) of $231.8 million;

•                  Payments to Mitsubishi and Marubeni (collectively) of $77.4 million for their secured loans;

•                  Payment of $25.0 million to the General Unsecured Creditors;

•                  Payments of up to $42.0 million under the severance and retention plans;

•                  Payment to the PBGC of $30.0 million;

•                  Payments of $86.4 million on account of various tax lien claims;

•                  Payment of $35.7 million to US Steel for settlement of the purchase price adjustment pursuant to the APA with US Steel and certain other claims and matters;

•                  And payment of all other Allowed Secured, Administrative and Priority Claims in full.

Any net cash left available for distribution to pre-petition creditors after the above payments is to be allocated 64% to holders of the First Mortgage Bonds; 16% to Mitsubishi and Marubeni (collectively) and 20% to holders of General Unsecured Claims.  It is currently estimated that cash left available for distribution will be $20.7 million.  Actual amounts could differ from these estimates.  There will not be any recovery by our stockholders under the terms of the Liquidation Plan.

Results of Operations

As a result of the sale to US Steel and the filing of the Liquidation Plan, we began reporting on the liquidation basis of accounting effective May 20, 2003.  Therefore, operations for the period from May 21, 2003 through June 30, 2003 are reported on the Consolidated Statement of Changes in Net Liabilities in Liquidation.  The operations for the periods prior to May 21, 2003 and the six and three months ending June 30, 2002 are reported on a historical basis in the Consolidated Statement of Operations.  The Statement of Changes in Net Liabilities in Liquidation differs from the Statement of Operations in that we no longer record depreciation expense, we no longer have operations, our only sales are from property disposals, and our employment obligations are significantly reduced.  As a result of these differences, the operating results for 2003 are not comparable to the results for the six and three months ending June 30, 2002.

Prior to reporting the operating activity for the period from May 21, 2003 through June 30, 2003, we adjusted our Stockholders Deficit as of May 20, 2003 as reported on a historical basis to the liquidation basis of accounting.  We recorded an adjustment of approximately $54.7 million for expenses to be incurred during the liquidation period. This adjustment was partially offset by $5.4 million to write up property values to their net realizable value.

For the period from May 21, 2003 through June 30, 2003, our Net Liabilities in Liquidation increased by approximately $689.1 million.  Several factors contributed to this increase:

•                  Net cost of $54.7 million for conversion to the liquidation basis as described above.

•                  Settlement of post employment obligations results in an increase of $632.5 million.

•                  Reorganization items were $3.2 million for the period.

•                  Other expenses of $3.9 million.

For the three months and six months ending June 30, 2002, we reported a Net Loss of  $34.0 and $87.2 million, respectively.  Because of the differences between the liquidation basis of accounting and the historical basis of accounting described above, these amounts are not comparable to results for 2003.

Liquidity and Capital Resources

At June 30, 2003, our total assets (liquidation basis) were $394.7 million, a decrease of $1,814.0 million from total assets at December 31, 2002 (historical basis) of $2,208.7 million.  Our liabilities totaled $4,053.3 million at June 30, 2003, an increase of $939.8 million from $3,113.5 million at December 31, 2002.  At June 30, 2003 our net liabilities in liquidation (liquidation basis) were $3,658.6 million compared to shareholders deficit (historical basis) of $904.8 million at December 31, 2002, an increase of $2,753.8 million.  The significant decrease in total assets and increase in net liabilities in liquidation are primarily due to the sale of assets to US Steel, the settlement of claims with the PBGC, the settlement loss on post employment obligations of $632.5 million and recognition of the costs to liquidate of $54.7 million upon adoption of the liquidation basis of accounting.

Cash and cash equivalents consist of cash and short-term investments.  Our cash and cash equivalents balance increased by $190.9 million to $192.4 million at June 30, 2003 from $1.5 million at December 31, 2002.  The increase in total cash and cash equivalents reflects primarily the net proceeds from the sale of assets to US Steel less payments made to various creditors in accordance with the Intercreditor Settlement Term Sheet.  Having made an initial distribution to some of our creditors in accordance with the Intercreditor Settlement Term Sheet, we have established reserves that we project will be needed to cover the net costs of liquidating the company through the completion of the Liquidation Plan.  In addition, as of June 30, 2003, funds have been segregated for payment of various tax and mechanics liens pending either a settlement or litigation of dispute regarding such claims and funds have also been segregated for distribution to the unsecured creditors.  These funds are recorded as restricted cash and were $161.9 million at June 30, 2003. Cash and cash equivalents at June 30, 2003 will be used to pay all remaining secured claims, as well as all administrative and priority claims as designated by the Court.  Any cash remaining after payment of all secured, administrative, and priority claims will be distributed to pre-petition creditors.  We anticipate that $20.7 million will be distributed at the end of the bankruptcy case to pre-petition creditors.  Actual amounts could differ from these estimates.  No amounts will be distributed to stockholders.

During the six months ending June 30, 2002, our operating activities provided net cash of $248.2 million.  We used $8.1 million in cash to make capital improvements at our former operating facilities and we used $235.5 million of cash primarily to repay the former Credit Facility during the six months ending June 30, 2002.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Statements made in our reports, such as this Form 10-Q, in press releases and in statements made by employees in oral discussions, that are not historical facts constitute “forward looking statements” within the meaning of the Private Securities Litigation Act of 1995.

Forward-looking statements, by their nature, involve risk and uncertainty.  These statements are based upon our current expectations, estimates and projections.  These statements are not a guaranty of future performance.  These factors include, but are not limited to, the following:

•                  Our ability to resolve all administrative and priority claims;

•                  Health care run-out obligations could exceed current estimates;

•                  Costs of wind-down could exceed current estimates;

•                  Proceeds from remaining asset sales could be lower than estimated;

•                  Environmental matters could exceed current estimates;

•                  Failure to obtain creditor approval of the Liquidation Plan could result in conversion of the case to Chapter 7;

•                  And failure or inability to comply with or effectuate the Liquidation Plan.

Actual results could differ materially from those projected in these forward-looking statements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in the annual report on Form 10-K for the year ended December 31, 2002 for a more complete discussion.

ITEM 4.                             CONTROLS AND PROCEDURES

The Company’s management with the participation of the President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report.  Based upon the evaluation, the Company’s President and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.  There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 16, 2003, in accordance with procedures previously established by the Bankruptcy Court, we conducted an auction of substantially all of our principal steelmaking and finishing assets, as well as National Steel Pellet Company, the Company’s iron ore pellet operations in Keewatin, Minnesota.  At the conclusion of the auction, United States Steel Corporation (“US Steel”) was determined to be the bidder that had submitted the highest and best offer for the assets.  On April 21, 2003, the Bankruptcy Court approved the sale to US Steel pursuant to the terms of an Asset Purchase Agreement between the parties which provides for the payment of $851.4 million in cash at closing and the assumption of certain liabilities of approximately $200.0 million.  Closing of the transaction with US Steel took place on May 20, 2003.

In connection with obtaining the consent of its secured creditors to the sale of its assets, we entered into an agreement (the “Intercreditor Settlement Term Sheet”), which was approved by the Bankruptcy Court on April 21, 2003, with such secured creditors and the Official Committee of Unsecured Creditors appointed in the cases.  Pursuant to the Intercreditor Settlement Term Sheet, among other matters, we agreed to (i) pay, at the closing of the transaction with US Steel, portions of the sale proceeds to certain secured creditors on account of their secured claims, and (ii) file a Plan of Liquidation with the Bankruptcy Court within thirty (30) days after the closing date.

On June 20, 2003, and subsequently amended on August 20, 2003, we filed with the Court the Joint Plan of Liquidation of National Steel Corporation and the Affiliated Debtors and Debtors in Possession (the “Liquidation Plan”) and the Disclosure Statement with respect thereto.  The Court issued an order approving the Disclosure Statement and solicitation procedures with respect to the Liquidation Plan on August 20, 2003.  A copy of the Disclosure Statement was filed as Exhibit 99.1 to our Current Report on Form 8-K, dated August 22, 2003.  In addition, the Court scheduled a hearing on confirmation of the Liquidation Plan for October 23, 2003.

Trade Litigation

This matter was reported in the Company’s 2002 Form 10-K and relates to several on-going trade litigation proceedings.  These proceedings generally originated with petitions filed by the Company and a number of other U.S. steel producers with the Department of Commerce and the International Trade Commission.

Due to the impending sale of the Company’s assets to US Steel, the Company withdrew its participation in the trade litigation, effective as of March 31, 2003.

Pension Benefit Guaranty Corporation v. National Steel Corporation

This matter was reported in the Company’s 2002 Form 10-K and relates to the Complaint filed by the Pension Benefit Guaranty Corporation (“PBGC”) on December 6, 2002 in the United States District Court for the Northern District of Illinois seeking terminations of certain pension plans sponsored by the Company (the “Pension Plans”) and related relief (the “PBGC Action”).  On April 21, 2003, the Company, the Official Committee of Unsecured Creditors and the PBGC entered into a Stipulation and Order (the “PBGC Stipulation”) which was approved by the Bankruptcy Court on the same date.  Pursuant to the PBGC Stipulation, on May 20, 2003, the closing date of the transactions contemplated by the Asset Purchase Agreement between US Steel and the Company (the “Closing Date”), the Company paid to the PBGC $30.0 million in exchange for the PBGC’s having agreed to (a) waive with prejudice any objection to the Company’s sale of substantially all of its assets to US Steel; (b) release any liens on any assets of the Company’s wholly-owned subsidiary, Delray Connecting Railroad Company (“Delray”) and consent to the sale of such assets; and (c) waive any claims that the PBGC may hold against Delray.  In addition, the payment to the PBGC under the PBGC Stipulation was agreed to be in full satisfaction and release of any administrative claims held by the PBGC in the Company’s cases.

Under the PBGC Stipulation, the PBGC was granted an allowed general unsecured prepetition claim in the approximate amount of $2.1 billion.  Furthermore, under the PBGC Stipulation, the PBGC agreed that under any plan of reorganization or liquidation filed by the Company, the PBGC would waive any distribution on account of its allowed general unsecured claim until such time as the other general unsecured creditors of the Company received a distribution equal to 1.5% of their aggregate allowed claims.  After the holders of other allowed general unsecured claims had received a distribution equal to 1.5% of their allowed claims under any such plan, the PBGC will participate, on a pro rata basis, in any further distributions to general unsecured creditors.

Finally, under the PBGC Stipulation, the Company executed and delivered a trusteeship agreement, which (a) terminated the Pension Plans; (b) transferred trusteeship of the Pension Plans to the PBGC; and (c) fixed December 6, 2002 as the termination date of the Pension Plans.  As a result thereof, the PBGC action was dismissed.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

Except for payments made to the bondholders and Mitsubishi and Marubeni at closing of the asset sale to US Steel, the Company has not made principal or interest payments on substantially all secured and unsecured indebtedness incurred prior to March 6, 2002 as a result of its Chapter 11 filing.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)           See attached Exhibit Index

(b)           Reports on Form 8-K

The Company filed a report on Form 8-K dated April 2, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.
The Company filed a report on Form 8-K/A dated April 11, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.
The Company filed a report on Form 8-K dated April 18, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.
The Company filed a report on Form 8-K dated April 22, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.
The Company filed a report on Form 8-K dated May 13, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure.
The Company filed a report on Form 8-K dated May 15, 2003 reporting on Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.
The Company filed a report on Form 8-K dated May 22, 2003 reporting on Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.
The Company filed a report on Form 8-K dated May 27, 2003 reporting on Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL STEEL CORPORATION

BY	/s/ Kirk A. Sobecki
Kirk A. Sobecki
President

BY	/s/ William E. McDonough
William E. McDonough
Vice President, Chief Financial Officer and Treasurer

Date:       October 13, 2003

NATIONAL STEEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

For the quarterly period ended June 30, 2003

2-A

Asset Purchase Agreement dated April 21, 2003 between United States Steel Corporation and the Company and certain of its subsidiaries, filed as Exhibit 99.2 to the report of the Company on Form 8-K dated April 22, 2003, Commission File Number 1-983, is incorporated herein by reference.

15-A	Independent Accountants’ Review Report

15-B	Acknowledgment Letter on Unaudited Interim Financial Information

31-A	Section 302 Certification of President

31-B	Section 302 Certification of Chief Financial Officer

32-A	Section 906 Certification of President

32-B	Section 906 Certification of Chief Financial Officer